Form 10-Q
period 1996-06-30
CYTYC CORP
filed 1996-08-05
CIK 849778

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly period ended June 30, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Transition period from ______ to ______



                         Commission File Number 0-27558

                               CYTYC CORPORATION
             (Exact name of registrant as specified in its charter)


                 Delaware                             02-0407755
      -------------------------------     --------------------------------
      (State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization)

                    85 Swanson Road,  Boxborough, MA  01719
                    ---------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (508) 263-8000
                                 --------------
              (Registrant's telephone number, including area code)

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]       No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of July 15,1996 was 13,645,432


                           Total Number of Pages:  __
                          Exhibit Index is on Page __


- --------------------------------------------------------------------------------

                               CYTYC CORPORATION


                                     INDEX
                                     -----


                                                            Page
                                                            ----

Part I    Financial Information

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets
               December 31, 1995 and June
                 30, 1996                                    3

              Consolidated Statements of
               Operations
                 for the three months and
                 six months ended June 30,
                 1995 and 1996                               4

              Consolidated Statements of
               Cash Flows
                 for the three months and
                 six months ended June 30,
                 1995 and 1996                               5

          Notes to Consolidated Financial Statements         6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     7


Part II   Other Information

     Item 1.  Legal Proceedings

     Item 2.  Change in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

Signature

Part I  Financial Information
     Item 1. Consolidated Financial Statements


                               Cytyc Corporation
                          Consolidated Balance Sheets
                     (in thousands, except per share data)
- --------------------------------------------------------------------------------

                                                                  December 31,         June 30,
                                                                      1995               1996
                                                                      ----               ----
        Assets:
             Current assets
                  Cash and cash equivalents                    $       5,665     $      35,784
                  Short-term investments                               2,237            14,488
                  Accounts receivable, net                             1,323               956
                  Inventories                                            753               990
                  Prepaid expenses and other current assets               48               441
                                                               -------------     -------------
             Total current assets                                     10,026            52,659
                                                               -------------     -------------

             Property and equipment, net                                 940             3,784
             Other assets                                                 59               488
                                                               -------------     -------------
        Total assets                                           $      11,025     $      56,931
                                                               =============     =============
        Liabilities:
             Current liabilities
                  Accounts payable                             $       1,254     $       1,703
                  Accrued expenses                                     1,417             2,189
                  Deferred revenue                                       276               326
                                                               -------------     -------------
             Total current liabilities                                 2,947             4,218
                                                               -------------     -------------


        Stockholders' equity:
             Preferred Stock, $.01 par value-
                  Authorized-5,000,000 shares
                  No shares issued or outstanding                         --                --
             Convertible preferred stock, $.01 par value-
                  Authorized, issued in series and outstanding-
                   9,778,326 in 1995 and no shares in 1996                98                --
             Common stock
                  Authorized- 30,000,000 shares
                  Issued 308,506 shares in 1995
                  and 13,645,032 in 1996                                   3               136
             Additional paid-in capital                               43,165            93,197
             Accumulated deficit                                     (35,188)          (40,620)
                                                               -------------     -------------
                  Total stockholders' equity                           8,078            52,713
                                                               -------------     -------------
        Total liabilities and stockholders' equity             $      11,025     $      56,931
                                                               =============     =============

                               Cytyc Corporation
                     Consolidated Statements of Operations
                     (in thousands, except per share data)
- --------------------------------------------------------------------------------

                                                                 Three Months Ended              Six Months Ended
                                                            --------------------------      --------------------------
                                                               June 30,       June 30,         June 30,       June 30,
                                                                1995           1996             1995           1996
                                                            -----------    -----------      -----------    -----------
Net sales                                                    $   1,253     $   1,680        $   1,864      $   2,794
Cost of sales                                                      580         1,091            1,048          1,825
                                                             ---------     ---------        ---------      ---------
     Gross profit                                                  673           589              816            969
                                                             ---------     ---------        ---------      ---------

Operating expenses:
     Research and development                                      893         1,311            1,679          2,177
     Sales, marketing and customer support                         578         1,962            1,091          3,670
     General and administrative                                    326           795              660          1,439
                                                             ---------     ---------        ---------      ---------
     Total operating expenses                                    1,797         4,068            3,430          7,286
                                                             ---------     ---------        ---------      ---------

Income (loss) from operations                                   (1,124)       (3,479)          (2,614)        (6,317)

Other income (expense)                                             (25)           --              (25)           (14)
Interest income, net                                                (8)          715              (38)           899
                                                             ---------     ---------        ---------      ---------
     Total other income (expense)                                  (33)          715              (63)           885
                                                             ---------     ---------        ---------      ---------

Net income (loss)                                            $  (1,157)    $  (2,764)       $  (2,677)     $  (5,432)
                                                             =========     =========        =========      =========

Net income (loss) per share                                  $   (0.11)    $   (0.20)       $   (0.25)     $   (0.44)
                                                             =========     =========        =========      =========

Shares used in computing net income (loss) per share            10,868        13,612           10,868         12,246
                                                             =========     =========        =========      =========

                               Cytyc Corporation
                           Statements of Cash Flows
                                (in thousands)
- --------------------------------------------------------------------------------

                                                                             Three Months Ended            Six Months Ended
                                                                           ----------------------        --------------------
                                                                            June 30,    June 30,          June 30,  June 30,
                                                                              1995        1996              1995      1996
                                                                           ---------    ---------        ---------   --------
Cash flows from operating activities:
        Net loss                                                           $ (1,157)    $ (2,764)      $ (2,677)    $ (5,432)
        Adjustments to reconcile net loss to
        net cash used in operating activities
                Depreciation and amortization                                    52          116             91          199
                Changes in assets and liabilities --
                        Accounts receivable                                    (721)        (196)          (696)         367
                        Inventories                                            (363)        (109)          (419)        (237)
                        Prepaid expenses and other  assets                       18         (416)           (17)        (452)
                        Accounts payable                                        199          544            203          449
                        Accrued expenses                                         15          189            116          773
                        Deferred revenue                                         87           51            126           50
                                                                           ---------    ---------      ---------    ---------
                                Net cash used in operating activities        (1,870)      (2,585)        (3,273)      (4,283)
                                                                           ---------    ---------      ---------    ---------
Cash flows from investing activities:
        Decrease (increase) in other assets                                     (36)        (262)           (28)        (372)
        Purchase of property and equipment                                       (4)      (1,780)           (25)      (3,042)
        Purchases of short-term investments                                      --      (13,719)            --      (13,719)
        Proceeds from sale and maturity of short-term investment                 --        1,468             --        1,468
                                                                           ---------    ---------      ---------    ---------
                                Net cash used in investing activities           (40)     (14,293)           (53)     (15,665)
                                                                           ---------    ---------      ---------    ---------
Cash flows from financing activities:
        Proceeds from notes payable to stockholders                              --           --                          --
        Exercise of stock options                                                --           76             --           81
        Sale of common stock                                                 12,915        6,696         12,915       49,986
                                                                           --------     --------       --------     --------
                     Net cash provided by financing activities               12,915        6,772         12,915       50,067
                                                                           --------     --------       --------     --------

Net increase (decrease) in cash                                              11,005      (10,106)         9,589       30,119
Cash and cash equivalents, beginning of period                                1,361       45,890          2,777        5,665

                                                                           ---------    ---------      ---------    ---------
Cash and cash equivalents, end of period                                   $ 12,366     $ 35,784       $ 12,366     $ 35,784
                                                                           =========    =========      =========    =========

                               Cytyc Corporation

                   Notes to Consolidated Financial Statements



NOTES

1.  Significant Accounting Policies

The accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 333-00300).

The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  Initial Public Offering

On March 8, 1996, the Company sold, through an underwritten initial public offering, 3,000,000 shares of its common stock at $16 per share. Upon the closing of the Company's initial public offering, all outstanding shares of the convertible preferred stock were converted into 9,778,326 shares of common stock. On April 4, 1996, the underwriters of the Company's initial public offering exercised their over-allotment option in full to purchase 450,000 shares of its common stock at $16 per share.

3.  Net Loss Per Share

Net loss per share for the three months and six months ended June 30, 1996 is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options and are not included in the calculation of earnings per share because their effect would be antidilutive. Fully diluted earnings per share have not been presented, as the amounts would not differ significantly from primary earnings per share.

Net loss per share for the three months and six months ended June 30, 1995 is computed based upon the pro forma weighted average number of common shares outstanding during the period, assuming conversion of all classes of convertible preferred stock into common stock. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period prior to the filing of an initial public offering have been included in the calculation as if they were outstanding for the entire period, using the treasury stock method and the initial public offering price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company designs, develops, manufactures and markets the ThinPrep sample preparation system for medical diagnostic applications. The Company has marketed the ThinPrep System to clinical laboratories and hospitals for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company was cleared to market and sell the ThinPrep System for cervical cancer screening by the United States Food & Drug Administration (the "FDA"). The ThinPrep System includes the ThinPrep 2000 Processor and predecessor instruments and related reagents, filters and other supplies. To date, all of the Company's revenues have been derived from sales of these products.

Since 1991, the Company has devoted significant resources to the development of the ThinPrep System for cervical cancer screening. In 1995, the Company engaged the services of an independent contract research organization to manage a clinical trial of the ThinPrep System for cervical cancer screening involving 6,747 patients at six sites in the United States. This clinical trial became the basis for the PMA application which was cleared by the FDA in May 1996.

Since inception, the Company has incurred substantial losses, principally from expenses associated with seeking FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep 2000 Processor which was introduced in May 1995 for use in non-gynecological applications, and the establishment of its sales and administrative organization. The Company expects such losses to continue for the foreseeable future as it commences market introduction of the ThinPrep Pap Test for cervical cancer screening, continues its product development efforts, expands its marketing, sales and administrative activities and initiates commercial-scale manufacturing. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter and from year to year in the future and will depend on a number of factors, many of which are outside of the Company's control.

The Company moved its operations to a larger facility in June 1996. The Company believes that the equipment currently installed in its new facility is inadequate to meet full-scale commercial production demands and has contracted for custom-built automated equipment which will increase the Company's production capabilities. The delivery of such custom-built equipment is currently scheduled for late 1996. FDA approval of both the new facility and such equipment is required before products manufactured in this facility or using this equipment may be sold. The Company anticipates receiving FDA approval of its new facility in 1996 and FDA approval of its new equipment in early 1997.

The Company will continue to increase expenditures for sales, marketing and customer support activities, principally for the full-scale commercial launch of the ThinPrep System for cervical cancer screening expected to occur in early 1997. The Company expects to increase its expenditures for research and development to fund development of follow-on products and additional applications. The Company also will continue to increase the amount of expenditures for administrative activities, principally for the employment of additional administrative personnel, increases in professional fees and the incremental costs associated with being a publicly-held company.


Results of Operations

Three Months Ended June 30, 1995 and June 30, 1996

Net sales increased to $1.7 million in the second quarter of 1996 from $1.3 million in the same period of 1995, an increase of 34.0%. This increase in sales was primarily due to an increase in the number of the ThinPrep Processors sold and additional sales and price increases of related reagents, filters and other supplies. Sales of ThinPrep Pap Test disposables for cervical cancer screening during the quarter ended June 30, 1996 were insignificant. Gross profit decreased to $589,000 in the second quarter of 1996 from $673,000 in the same period of 1995 and the gross margin decreased to 35.0% in 1996 from 53.7% in 1995. Management attributes the decrease in gross margin in 1996 to the lower unit margin for international units shipped during the second quarter and the expenses incurred in moving the Company's operations to its new facility in Boxborough, Massachusetts in June 1996.

Total operating expenses increased to $4.1 million in the second quarter of 1996
from $1.8 million in the same period of 1995, an increase of 126.4%.   Research
and development costs increased to $1.3 million in the second quarter of 1996 from $893,000 in the second quarter of 1995, an increase of 46.8%, as a result of employment of additional research and development personnel and engineering consulting expenses. Sales, marketing and customer support increased to $2.0 million in the second quarter of 1996 from $578,000 in the same period of 1995, an increase of 239.4%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commissions and additional marketing consulting costs related to the commercial launch of the ThinPrep System. Administrative costs increased to $795,000 in 1996 from $326,000 in 1995, an increase of 143.9%, due to the employment of additional administrative personnel, increased business insurance costs and expenses associated with being a publicly-held company.

Six Months Ended June 30, 1995 and June 30, 1996

Net sales increased to $2.8 million for the six months ended June 30, 1996 from $1.9 million in the same period of 1995, an increase of 49.9%. This increase in sales was primarily due to an increase in the number of ThinPrep Processors sold and additional sales of related reagents, filters and other supplies. Gross profit increased to $969,000 in the six months ended June 30, 1996 from $816,000 in the same period of 1995 and the gross margin decreased to 34.7% in the six months ended June 30, 1996 from 43.8% in the six months ended June 30, 1995. Management attributes the decrease in gross margin in 1996 to the lower unit margin for international units shipped during the second quarter and the expenses incurred in moving the operation to Boxborough, Massachusetts in June 1996.

Total operating expenses increased to $7.3 million for the six months ended June 30, 1996 from $3.4 million in the same period of 1995, an increase of 112.4%. Research and development costs increased to $2.2 million in 1996 from $1.7 million in 1995, an increase of 29.7%, as a result of employment of additional research and development personnel and engineering consulting expenses. Sales, marketing and customer support increased to $3.7 million for the six months ended June 30, 1996 from $1.1 million in the same period of 1995, an increase of 236.4%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commissions and additional marketing consulting costs related to the commercial launch of the ThinPrep System. Administrative costs increased to $1.4 million in 1996 from $660,000 in 1995, an increase of 118.0%, due to the employment of additional administrative personnel, increased business insurance costs and expenses associated with being a publicly-held company.


Liquidity and Capital Resources

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $40.6 million as of June 30, 1996. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $93.3 million, net of offering expenses. At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $50.3 million. Cash, cash equivalents and short-term investments increased for the six months ended June 30 1996 primarily due to the issuance of 3,450,000 shares of Common Stock for aggregate net proceeds of $50.0 million. Cash used in the Company's operations was $1.9 million and $2.6 million for the quarters ended June 30, 1995 and 1996, respectively, and $3.3 million and $4.3 million for the six months ended June 30, 1995 and 1996, respectively. The increase in cash used in operations in the first quarter and first half of 1996 was due to increased levels of operating costs.

The Company's capital expenditures for the quarters ended June 30, 1995 and 1996 were $4,000 and $1.8 million, respectively and $25,000 and $3.0 million for the six months ended June 30, 1995 and 1996, respectively. The increase in capital expenditures in 1996 was due primarily to amounts paid for customized manufacturing equipment and leasehold improvements for its new facility. Additionally, as of June 30, 1996, the Company had commitments for customized manufacturing equipment of approximately $450,000, and for leasehold improvements of approximately $400,000.

The Company plans to finance its capital needs principally from its existing capital resources and interest thereon, and, to the extent available and deemed appropriate, from bank or lease financing. The Company does not have any bank or other financing arrangements at this time.

Accounts receivable decreased $367,000 to approximately $1 million during the six months ended June 30, 1996 due, in part, to improved collection efforts. Inventories increased approximately $237,000 to $990,000 from December 31,1995 to June 30, 1996 due primarily to the Company's planned increase in production of Thinprep 2000 Processors and related reagents, filters and supplies in anticipation of the Company's move to its new facility. Stockholder equity increased approximately $44.6 million from December 31, 1995 to June 30, 1996 primarily due to the sale of 3,450,000 shares of Common Stock which was partially offset by the net loss of $5.4 million.

The Company believes that its existing capital will be sufficient to fund its operations through at least 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its ThinPrep System for cervical cancer screening. The Company's capital requirements will also depend on the resources required to hire and develop a direct sales force in the United States, the resources required to further expand manufacturing capacity and facilities, the extent to which the Company's ThinPrep System for cervical cancer screening generates market acceptance and demand, and other factors. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.


Certain Factors Which May Affect Future Results

The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Except for the historical information contained herein, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors included its dependence on a single product, uncertainty of market acceptance and additional cost, a limited number of customers, a limited operating history, risks associated with commercialization, dependence on third-party reimbursement, limited marketing and sales experience, a history of losses, potential fluctuations in future quarterly results, intense competition, uncertainty of additional applications, extensive government regulation, limited manufacturing experience and capacity, dependence on patents copyrights, licenses and proprietary rights, risk of third party claims of infringement and dependence on single source suppliers. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         Not applicable.

Item 2.  Changes in Securities.
         ---------------------

         Not applicable.

Item 3.  Defaults upon Senior Securities.
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Not applicable

Item 5.  Other Information.
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits.
              --------

              11.1  Statement of Computation of Weighted
                    Average Shares Outstanding

                27  Financial Data Schedule

          (b)  Reports on Form 8-K.
               -------------------

               There were no reports on Form 8-K filed by the Company for the quarter ending June 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CYTYC CORPORATION



Date:   July 15, 1996             By:  /s/ Joseph W. Kelly
                                  -------------------------------------------
                                      Joseph W. Kelly
                                      Vice President, Chief Financial Officer,
                                      Treasurer and Secretary
                                       (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX

Exhibit
Number      Description                                                  Page
- ------      -----------                                                  ----
11.1        Statement of Computation of Weighted Average Shares
            Outstanding

27          Financial Data Schedule                                      AA