Form 10-Q
period 1996-09-30
CYTYC CORP
filed 1996-11-13
CIK 849778

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly period ended September 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Transition period from_____to_____


                        Commission File Number 0-27558

                               CYTYC CORPORATION
            (Exact name of registrant as specified in its charter)


        Delaware                                     02-0407755
  -----------------------------------       ---------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

                    85 Swanson Road,  Boxborough, MA  01719
                    ---------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (508) 263-8000
                                 --------------
              (Registrant's telephone number, including area code)

                          ____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]           No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of October 30, 1996 was 13,804,432.


                           Total Number of Pages:  14
                          Exhibit Index is on Page 12
-------------------------------------------------------------------------------

                               CYTYC CORPORATION


                                     INDEX
                                     -----

                                                                         Page
                                                                         ----
PART I    FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets
               December 31, 1995 and September 30, 1996                    3

              Consolidated Statements of Operations
                for the three months and nine months
                ended September 30, 1995 and 1996                          4

              Consolidated Statements of Cash Flows
                for the three months and nine months
                ended September 30, 1995 and 1996                          5

              Notes to Consolidated Financial Statements                   6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                7


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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE


PART I  FINANCIAL INFORMATION
     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                               CYTYC CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                December 31,   September 30,
                                                                    1995           1996
                                                                    ----           ----
Assets:
     Current assets
          Cash and cash equivalents                              $  5,665       $ 29,645
          Short-term investments                                    2,237         14,169
          Accounts receivable, net                                  1,323          2,101
          Inventories                                                 753          1,193
          Prepaid expenses and other current assets                    48            444
                                                                 --------       --------

     Total current assets                                          10,026         47,552
                                                                 --------       --------

     Property and equipment, net                                      940          4,425
     Other assets                                                      59            795
                                                                 --------       --------

Total assets                                                     $ 11,025       $ 52,772
                                                                 ========       ========

Liabilities:
     Current liabilities
          Accounts payable                                       $  1,254       $    334
          Accrued expenses                                          1,417          1,841
          Deferred revenue                                            276            406
                                                                 --------       --------

     Total current liabilities                                      2,947          2,581
                                                                 --------       --------

Stockholders' equity:
     Preferred Stock, $.01 par value-
          Authorized-5,000,000 shares
          No shares issued or outstanding                               -              -
     Convertible preferred stock, $.01 par value-
          Authorized, issued in series and outstanding-
           9,778,326 in 1995 and no shares in 1996                     98              -
     Common stock
          Authorized-30,000,000 shares
          Issued 308,506 shares in 1995
          and 13,802,932 in 1996                                        3            138
     Additional paid-in capital                                    43,165         93,301
     Accumulated deficit                                          (35,188)       (43,248)
                                                                 --------        -------
          Total stockholders' equity                                8,078         50,191
                                                                 --------        -------

Total liabilities and stockholders' equity                       $ 11,025        $52,772
                                                                 ========        =======

                               CYTYC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                  Three Months Ended                  Nine Months Ended
                                                             -----------------------------       ----------------------------
                                                             September 30,    September 30,      September 30,    September 30,
                                                                 1995             1996               1995             1996
                                                             -------------    -------------      -------------    ------------

Net sales                                                     $        887     $     2,691        $   2,751        $    5,485
Cost of sales                                                          454           1,277            1,502             3,102
                                                              ------------      ----------        ---------        ----------
     Gross profit                                                      433           1,414            1,249             2,383

Operating expenses:
     Research and development                                        1,095           1,166            2,774             3,343
     Sales, marketing and customer support                             712           2,704            1,804             6,374
     General and administrative                                        332             796              992             2,235
                                                              ------------      ----------        ---------        ----------
     Total operating expenses                                        2,139           4,666            5,570            11,952
                                                              ------------      ----------        ---------        ----------

Income (loss) from operations                                       (1,706)         (3,252)          (4,321)           (9,569)

Other income (expense)                                                  11               -              (14)              (14)
Interest income, net                                                   167             624              129             1,523
                                                              ------------      ----------        ---------        ----------
     Total other income (expense)                                      178             624              115             1,509
                                                              ------------      ----------        ---------        ----------

Net income (loss)                                             $     (1,528)     $   (2,628)       $  (4,206)       $   (8,060)
                                                              ============      ==========        =========        ==========

Net income (loss) per share                                   $      (0.14)     $    (0.19)        $  (0.39)       $    (0.63)
                                                              ============      ==========        =========        ==========

Shares used in computing net income (loss) per share                10,868          13,710           10,868            12,737
                                                              ============      ==========        =========        ==========


                               Cytyc Corporation
                           Statements of Cash Flows
                                (in thousands)

                                                       Three Months Ended               Nine Months Ended
                                                  ----------------------------    ----------------------------
                                                  September 30,   September 30,   September 30,   September 30,
                                                     1995             1996            1995            1996
                                                  ------------    ------------     -----------    ------------
Cash flows from operating activities:
 Net loss                                         $    (1,528)   $     (2,628)     $    (4,206)    $  (8,060)
 Adjustments to reconcile net loss to
 net cash used in operating activities
  Depreciation and amortization                            66             139              157            338
  Changes in assets and liabilities --
   Accounts receivable                                    304          (1,145)            (392)          (778)
   Inventories                                           (162)           (203)            (581)          (440)
   Prepaid expenses and other  assets                     (22)             56              (39)          (396)
   Accounts payable                                       (21)         (1,369)             182           (920)
   Accrued expenses                                      (281)           (349)            (164)           424
   Deferred revenue                                       (31)             80               95            130
                                                  -----------     -----------        ---------     ----------
    Net cash used in operating activities              (1,675)         (5,419)          (4,948)        (9,702)
                                                  -----------     -----------        ---------     ----------
Cash flows from investing activities:
 Increase in other assets                                   -            (364)             (28)          (736)
 Purchase of property and equipment                       (93)           (780)            (118)        (3,822)
 Purchases of short-term investments                        -          (6,378)               -        (20,097)
 Proceeds from sale and maturity of short-term
  investments                                               -           6,697                -          8,165
                                                  -----------     -----------        ---------     ----------
    Net cash used in investing activities                 (93)           (825)            (146)       (16,490)
                                                  -----------     -----------        ---------     ----------

Cash flows from financing activities:
 Exercise of stock options                                  -             105                -            186
 Sale of stock                                              -               -           12,915         49,986
                                                  -----------     -----------        ---------     ----------
    Net cash provided by financing activities               -             105           12,915         50,172
                                                  -----------     -----------        ---------     ----------

Net increase (decrease) in cash and cash
 equivalents                                           (1,768)         (6,139)           7,821         23,980
Cash and cash equivalents, beginning of period         12,366          35,784            2,777          5,665
                                                  -----------     -----------        ---------     ----------
Cash and cash equivalents, end of period          $    10,598     $    29,645        $  10,598     $   29,645
                                                  ===========     ===========        =========     ==========

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

3.  Net Loss Per Share

Net loss per share for the three months and nine months ended September 30, 1996 is computed based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of stock options and warrants and are not included in the calculation of earnings per share because their effect would be antidilutive. Fully diluted earnings per share have not been presented, as the amounts would not differ significantly from primary earnings per share.

Net loss per share for the three months and nine months ended September 30, 1995 is computed based upon the pro forma weighted average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period prior to the filing of an initial public offering have been included in the calculation as if they were outstanding for the entire period, using the treasury stock method and the initial public offering price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company designs, develops, manufactures and markets the ThinPrep sample preparation system for medical diagnostic applications (the "ThinPrep System"). The Company has marketed the ThinPrep System to clinical laboratories and hospitals for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company was cleared to market and sell the ThinPrep System for cervical cancer screening by the United States Food & Drug Administration (the "FDA"). The ThinPrep System includes the ThinPrep 2000 Processor and related reagents, filters and other supplies. To date, all of the Company's revenues have been derived from sales of these products.

Since inception, the Company has incurred substantial losses, principally from expenses associated with seeking FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep 2000 Processor which was introduced in May 1995 and predecessor instruments and the establishment of its sales and administrative organization. The Company expects such losses to continue for the foreseeable future as it commences market introduction of the ThinPrep Pap Test for cervical cancer screening, continues its product development efforts, expands its marketing, sales and administrative activities and initiates commercial-scale manufacturing. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter and from year to year in the future and will depend on a number of factors, including the rate of market acceptance of the ThinPrep System for cervical cancer screening, reimbursement of the costs of the ThinPrep Pap Test by insurance providers, and others, many of which are outside of the Company's control.

The Company moved its operations to a larger facility in June 1996 and received approval from the FDA to manufacture in this facility in July 1996. The Company believes that the equipment currently installed in its new facility is inadequate to meet full-scale commercial production demands and has contracted for custom-built automated equipment which will increase the Company's production capabilities. The delivery of such custom-built equipment is currently scheduled for late 1996. FDA approval of such equipment is required before products manufactured using this equipment may be sold. The Company anticipates FDA approval of its new equipment in early 1997.

The Company will continue to increase expenditures for sales, marketing and customer support activities in the fourth quarter and thereafter, principally for the full-scale commercial launch of the ThinPrep System for cervical cancer screening expected to occur in early 1997. There can be no assurance, however, that such investments will result in increased net sales or improvement in the effectiveness of the COmpany's direct or indirect sales efforts. The Company expects to increase its expenditures for research and development to fund development of follow-on products and additional applications. The Company will also continue to increase the amount of expenditures for administrative activities, principally for the employment of additional administrative personnel, increases in professional fees and the incremental costs associated with being a publicly-held company. While the Company intends to increase the amount of general and administrative expenses in the future, it expects that such expenses as a percentage of total revenues will remain approximately the same or decrease.



RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1996

Net sales increased to $2.7 million in the third quarter of 1996 from $887,000 in the same period of 1995, an increase of 203.4%. This increase in sales was primarily due to an increase in the number of the ThinPrep Processors sold, sales of the Company's new ThinPrep Pap Test disposables for cervical cancer screening, and additional sales and price increases of related reagents, filters and other supplies for non-gynecological testing. The increase in net sales during the third quarter of 1996 is also attributable to an initial shipment of ThinPrep 2000 instruments and ThinPrep Pap Test supplies of approximately $700,000 to the Company's distributor in Australia. There can be no assurance that net sales to Australia will continue or increase in future quarters. Gross profit increased to $1.4 million in the third quarter of 1996 from $433,000 in the same period of 1995 and the gross margin increased to 52.5% in 1996 from 48.8% in 1995. Management attributes the increase in gross margin in the three months ended September 30, 1996 to the higher unit margin for the ThinPrep processor, and initial sales of the new ThinPrep Pap Test and related reagents, filters and other supplies.

Total operating expenses increased to $4.7 million in the third quarter of 1996 from $2.1 million in the same period of 1995, an increase of 118.1%. Research and development costs increased to $1.2 million in the third quarter of 1996 from $1.1 million in the third quarter of 1995, an increase of 6.5%, as a result of employment of additional research and development personnel and engineering consulting expenses. Sales, marketing and customer support increased to $2.7 million in the third quarter of 1996 from $712,000 in the same period of 1995, an increase of 279.8%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commissions, increased customer training requirements and additional marketing consulting costs related to the commercial launch of the ThinPrep System. Administrative costs increased to $796,000 in 1996 from $332,000 in 1995, an increase of 139.8%, due to the employment of additional administrative personnel, increased business insurance costs and expenses associated with being a publicly-held company. Net interest income increased to $624,000 in 1996 from $167,000 in 1995, an increase of 373% due to an increase in the average cash balance available for investment.

Nine Months Ended September 30, 1995 and 1996

Net sales increased to $5.5 million for the nine months ended September 30, 1996 from $2.8 million in the same period of 1995, an increase of 99.4%. This increase in sales was primarily due to an increase in the number of ThinPrep Processors sold, sales of the Company's new ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological testing. Gross profit increased to $2.4 million in the nine months ended September 30, 1996 from $1.2 million in the same period of 1995, an increase of 100%, and the gross margin decreased to 43.4% in the nine months ended September 30, 1996 from 45.4% in the nine months ended September 30, 1995. Management attributes the decrease in gross margin in 1996 to the lower unit margin for unit sales to existing customers upgrading to the ThinPrep 2000 Processor and the expenses incurred in moving the Company's operations to Boxborough, Massachusetts during the quarter ended June 30, 1996.


Total operating expenses increased to $12.0 million for the nine months ended September 30, 1996 from $5.6 million in the same period of 1995, an increase of
114.5%.   Research and development costs increased to $3.3 million in 1996 from
$2.8 million in 1995, an increase of 20.5%, as a result of employment of additional research and development personnel and engineering consulting expenses. Sales, marketing and customer support increased to $6.4 million for the nine months ended September 30, 1996 from $1.8 million in the same period of 1995, an increase of 253.3%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commissions, increased customer training requirements and additional marketing consulting costs related to the commercial launch of the ThinPrep System. Administrative costs increased to $2.2 million in 1996 from $992,000 in 1995, an increase of 125.3%, due to the employment of additional administrative personnel, increased business insurance costs and expenses associated with being a publicly-held company. Net interest income increased to $1.5 million in 1996 from $129,000 in 1995, an increase of 1,180%, due to an increase in the average cash balance available for investment.



LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $43.2 million as of September 30, 1996. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $93.4 million, net of offering expenses. At September 30, 1996, the Company had cash, cash equivalents and short-term investments of $43.8 million. Cash, cash equivalents and short-term investments increased for the nine months ended September 30, 1996 primarily due to the issuance of 3,450,000 shares of Common Stock for aggregate net proceeds of approximately $50.0 million. Cash used in the Company's operations was $1.6 million and $5.4 million for the quarters ended September 30, 1995 and 1996, respectively, and $4.9 million and $9.7 million for the nine months ended September 30, 1995 and 1996, respectively. The increase in cash used in operations in the first nine months of 1996 was due to increased levels of operating costs and increased capital expenditures for property and equipment.

The Company's capital expenditures for the quarters ended September 30, 1995 and 1996 were $93,000 and $780,000, respectively and $118,000 and $3.8 million for the nine months ended September 30, 1995 and 1996, respectively. The increase in capital expenditures in 1996 was due primarily to amounts paid for customized manufacturing equipment and leasehold improvements for its new facility. Additionally, as of September 30, 1996, the Company had commitments for customized manufacturing equipment of approximately $780,000, and for leasehold improvements of approximately $94,000.

The Company plans to finance its capital needs principally from its existing capital resources and interest thereon, and, to the extent available and deemed appropriate, from bank or lease financing. The Company does not have any bank or other financing arrangements at this time.

Accounts receivable increased $778,000 to approximately $2.1 million during the nine months ended September 30, 1996 due to increased sales volume. Inventories increased approximately $440,000 to $1.2 million from December 31, 1995 to September 30, 1996 due primarily to the Company's planned sales increase in ThinPrep 2000 Processors and related reagents, filters and other supplies for non-gynecological testing. Stockholders' equity increased approximately $42.1 million from December 31, 1995 to September 30, 1996 primarily due to the sale of 3,450,000 shares of Common Stock which was partially offset by the net loss of $8.1 million.

The Company believes that its existing capital resources will be sufficient to fund its operations through at least 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, the receipt of and the time required to obtain regulatory clearances and approvals and the market acceptance of the ThinPrep System for cervical cancer screening. The Company's capital requirements will also depend on the resources required to hire and develop a direct sales force in the United States and the resources required to expand manufacturing capacity and facilities, demand, and other factors. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.


CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Except for the historical information contained herein, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors included its dependence on a single product, uncertainty of market acceptance and initial higher cost, a limited number of customers, a limited operating history, risks associated with commercialization, dependence on third-party
reimbursement, limited marketing and sales experience, a history   of losses,
potential fluctuations in future quarterly results, intense competition, uncertainty of additional applications, extensive government regulation, limited manufacturing experience and capacity, dependence on patents copyrights, licenses and proprietary rights, risk of third party claims of infringement and
dependence on single source suppliers.   Such factors, among others, may have a
material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

         (a)  Exhibits.
              --------

              11.1  Statement of Computation of Weighted
                    Average Shares Outstanding

              27    Financial Data Schedule

         (b)  Reports on Form 8-K.
              -------------------

              There were no reports on Form 8-K filed by the Company for the quarter ending September 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CYTYC CORPORATION



Date:   October 31, 1996              By:  /s/ Joseph W. Kelly
                                          --------------------
                                          Joseph W. Kelly
                                          Vice President, Chief Financial
                                          Officer, Treasurer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

Exhibit
Number                       Description                                    Page
------                       -----------                                    ----
11.1                         Statement of Computation of Weighted Average
                             Shares Outstanding
27                           Financial Data Schedule