Form 10-K405
period 1996-12-31
CYTYC CORP
filed 1997-03-31
CIK 849778

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)
[X]Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
  [Fee Required]

For the Fiscal Year Ended: December 31, 1996

                                      or

[_]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
  [No Fee Required]

For the transition period from          to

                        COMMISSION FILE NUMBER: 0-27558

                               ----------------

                               CYTYC CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             02-0407755
      (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

 85 SWANSON ROAD, BOXBOROUGH, MASSACHUSETTS               01719
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                (508) 263-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1997 (based on the closing price as quoted by Nasdaq National Market as of such date) was $369,127,276.

  As of March 20, 1997, 17,235,736 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such proxy statement are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  Cytyc Corporation designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The Company's ThinPrep System allows for the automated preparation of cervical cell specimens on microscope slides for use in cervical cancer screening, as well as for the automated preparation of other cell specimens on microscope slides for use in non-gynecological testing applications. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting Low Grade Squamous Intraepithelial Lesions ("LGSIL") and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. The Company believes that the ThinPrep System improves accuracy in the detection of cervical cancer and precancerous lesions by making the slide more representative of the patient's clinical condition, improving preservation of the sample, standardizing the presentation of cells on the slide, and reducing the presence of mucus, blood and other obscuring debris. The Company is in the process of commencing the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the first quarter of 1997.

CERVICAL CANCER

  Cervical cancer is one of the most common cancers among women throughout the world. Cervical cancer is preceded by curable precancerous lesions that progress without symptoms over a period of years until they become invasive, penetrating the cervical epithelium (cellular covering) and entering the bloodstream or lymph system. In order to detect these precancerous lesions, gynecologists in the United States typically recommend annual screening examinations. If detected in the precancerous stage, virtually all cervical cancer cases are preventable. The treatment of cervical cancer after it reaches the invasive stage may require surgery, including a hysterectomy, and chemotherapy or radiation treatment, which are difficult, expensive and may not be successful.

  The factors associated with the development of cervical cancer are believed to include early sexual activity, multiple sexual partners, cigarette smoking and immunosuppression. In addition, a number of recent studies have concluded that cervical cancer is strongly correlated to the presence of certain types of HPV. According to these studies, HPV DNA is present in most cases of precancerous lesions and in more than 90% of cases of intraepithelial and invasive cancer. Cervical lesions that are HPV-negative or lacking certain types of human papillomavirus ("HPV") are less likely to progress to cervical cancer.

THE PAP SMEAR

  Cervical cancer screening has been conducted since the late 1940s using the Pap smear, a test developed by Dr. George Papanicolaou. In the United States, widespread and regular use of the Pap smear as a screening test has contributed to a greater than 70% decrease in mortality from cervical cancer in the past. The Pap smear is currently the most widely-used screening test for the early detection of cancer in the United States.

 The Pap Smear Process

  The Pap smear process involves the science of cytology, which is the microscopic interpretation of precancerous, malignant and other changes in cells. The conventional Pap smear process begins with the collection of a cervical specimen during a gynecological examination. To obtain a cervical cell sample, a sampling device, such as either a brush and spatula or a "broom-like" device, is used to scrape cells from the surface of the cervix. The sample is then manually smeared onto a clean microscope slide by the physician who must then spray the slide within a few seconds with a fixative agent to prevent damage to the cell specimen from air drying. The slide is then submitted to a clinical laboratory for manual microscopic examination.

  At the laboratory, a cytotechnologist, a medical professional with special training in the examination and interpretation of human cells, conducts a microscopic review of a prepared slide to determine the adequacy of the sample and the presence of abnormal cells. In determining slide adequacy, cytotechnologists classify each slide in one of three categories: (i) satisfactory for evaluation, (ii) satisfactory but limited by ("SBLB") certain characteristics, or (iii) unsatisfactory for evaluation. The percentage of unsatisfactory and SBLB slides varies widely from laboratory to laboratory. In a 1991 study of 600 laboratories, it was reported that up to 20% of slides were classified as unsatisfactory and up to 40% were classified as SBLB. Frequent reasons for unsatisfactory or SBLB classifications include excess blood or mucus that impairs viewing or too few cells per slide.

  After determining the adequacy of the slide, the cytotechnologist manually screens each Pap smear slide with a microscope to differentiate diseased or abnormal cells from healthy cells based on size, shape and structural details of the cells and nuclei. Typically, each Pap smear slide is then classified in accordance with The Bethesda System for Reporting Cervical/Vaginal Cytologic Diagnoses ("Bethesda System") into one of the following categories: (i) Negative; (ii) Atypical Squamous Cells of Undetermined Significance/Atypical Glandular Cells of Undetermined Significance ("ASCUS/AGUS"); (iii) Low Grade Squamous Intraepithelial Lesions ("LGSIL"); (iv) High Grade Squamous Intraepithelial Lesion ("HGSIL"); and (v) Carcinoma. Any slide classified as other than negative is considered abnormal and may be precancerous or cancerous. All abnormal slides are referred to a senior cytotechnologist and pathologist for further review and final diagnosis.

  Notwithstanding the classifications imposed by the Bethesda System, the subjective nature of the classification of Pap smear specimens results in diagnoses that vary widely among cytotechnologists, pathologists and laboratories. In 1988, to address accuracy and quality control concerns, Congress adopted the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). CLIA requires cytology laboratories to perform proficiency testing and quality control by testing cytotechnologists in order to assure a minimum level of competence and expertise. In addition, the CLIA regulations currently limit the number of slides screened per day by a cytotechnologist to 100. Certain states have also adopted regulations further limiting the number of slides which can be manually examined per day by a cytotechnologist. As a further quality control measure, the CLIA regulations require that laboratories manually rescreen at least 10% of the slides that are initially classified as negative.

  Other methods of rescreening are currently available, including computer imaging technologies that select certain negative slides or portions of negative slides for reexamination by the cytotechnologist. These computer imaging technologies are intended to provide an additional quality control measure to help identify false negative diagnoses.

 Follow-Up Treatment of Abnormal Pap Smears

  Women with abnormal Pap smears may have to return to their physician's office for a repeat Pap smear or to undergo costly colposcopy and biopsy procedures. A colposcopy involves the physician using a device to visually examine the surface of the cervix, and if necessary, performing a biopsy. Treatment of early-stage non-invasive cervical cancer may be accomplished by procedures to remove the abnormal cells. Once the cancer reaches the invasive stage, the patient's chances for recovery are diminished and more radical treatment is typically required, such as a hysterectomy and chemotherapy or radiation therapy. These procedures may expose the patient to risk and cost and result in significant physical and psychological stress.

PROBLEMS WITH THE CONVENTIONAL PAP SMEAR

  In spite of the success of the Pap smear in reducing deaths due to cervical cancer, the test has significant limitations, including inadequacies in sample collection and slide preparation, slide interpretation errors and the inability to use the specimen for additional diagnostic tests. These limitations result in a substantial number of inaccurate test results, including false negative diagnoses.

 False Negative Diagnoses

  The limitations of the conventional Pap smear method in sample collection, slide preparation and interpretation result in a substantial number of inaccurate test results in the form of false negative diagnoses. A false negative diagnosis may allow the disease to progress to a later-stage of development before being detected, thereby requiring a more expensive and invasive course of treatment and diminishing the likelihood of successful treatment. Reports of the false negative rate of the Pap test vary widely, between 5% and 55%. Studies suggest that approximately 50% of false negative diagnoses are attributable to inadequacies in sample collection and slide preparation and approximately 50% are attributable to slide interpretation errors.

 Inadequacies in Sample Collection and Slide Preparation

  There are a variety of difficulties with current methods of cell collection, cell transfer and slide preparation. These difficulties include cell loss, improper fixation of the cells (typically, from air drying), thick and uneven smearing of cells on the slide, and excess blood, mucus and other obscuring debris on the slide. A study published in the American Journal of Clinical Pathology in February 1994 reported that as much as 80% of the sample taken from a patient using the conventional Pap smear method is not transferred to the microscope slide and remains on the discarded collection device. This discarded portion of the sample may contain the abnormal cells necessary for an accurate diagnosis. In addition to the problem of cell transfer, the conventional Pap smear method produces inconsistent and non-uniform slides with extreme variability in quality, making examination difficult. The Company believes that these limitations are responsible for a large percentage of slides being classified as SBLB. These slides are more difficult to interpret and increase the uncertainty of an accurate diagnosis. Consequently, patients are often subjected to the inconvenience and expense of return office visits for repeat testing and to the anxiety resulting from the inconclusive nature of the initial test. The Company believes that these repeat visits and examinations also result in significant costs to the health care system.

 Slide Interpretation Errors

  The process of screening and interpreting a manually prepared Pap smear is complex and tedious. This process requires constant vigilance, as approximately 90% to 95% of all Pap smear diagnoses in the United States are negative. In addition, the process is prone to error as a result of the complexity of properly evaluating and categorizing subtle and minute changes in cellular or nuclear detail. The screening process requires intense visual review through a microscope of a large volume of slides, each of which typically contains 50,000 to 300,000 cervical cells. The small percentage of Pap smears that contain any abnormality may, in turn, contain only a small number of abnormal cells among the vast number of normal cells. Cytotechnologists generally review each slide for approximately five to 10 minutes and may review up to 100 slides per day. All of these factors contribute to the incidence of false negative diagnoses.

 Lack of Additional Testing Capability

  The conventional Pap smear method does not permit additional or adjunct testing from the original patient sample. The ability to produce multiple slides from a single sample could be used by clinical laboratories for follow-up testing, quality control or proficiency testing. Further, the conventional Pap smear method requires the patient to be called back to the physician's office to provide a second sample if additional testing, such as HPV testing, is desired.

THE THINPREP SYSTEM

  The Company believes that the ThinPrep System offers a number of benefits which address limitations of the conventional Pap smear method, including improved accuracy in the detection of cervical cancer and precancerous lesions, standardization and simplification of the sample preparation process, the ability to permit multiple tests to be conducted from a single sample and improved productivity in screening by reducing cytotechnologist fatigue and the time required to examine each slide.

  The ThinPrep System, which was cleared for marketing as a replacement for the conventional Pap smear method for cervical cancer screening by the FDA on May 20, 1996, consists of the ThinPrep 2000 Processor and related disposable reagents, filters and other supplies. The ThinPrep System is designed to reduce the incidence of false negative diagnoses, improve slide quality, reduce inconclusive SBLBs and enable a single sample to be used for additional diagnostic testing. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. This expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method.

  The ThinPrep process begins with the patient's cervical sample being taken by the physician using a cervical sampling device which, rather than being smeared on a microscope slide, is rinsed in a vial filled with the Company's proprietary PreservCyt Solution. This enables virtually all of the patient's cell sample to be preserved before the cells can be damaged by air drying. The ThinPrep specimen vial is then labeled and sent to a laboratory equipped with a ThinPrep 2000 Processor for slide preparation and screening.

  At the laboratory, the ThinPrep specimen vial is inserted into a ThinPrep 2000 Processor, a proprietary sample preparation device which automates the process of preparing cervical specimens. Once the vial is inserted into the ThinPrep 2000 Processor, a gentle dispersion step breaks up blood, mucus, non-diagnostic debris and large sheets of cells and homogenizes the cell population. The cells are then automatically collected on the Company's proprietary TransCyt Filter, which incorporates an eight micron membrane specifically designed to collect abnormal and cancerous cells. The ThinPrep 2000 Processor constantly monitors the rate of flow through the TransCyt Filter during the collection process in order to prevent the cellular presentation from being too scant or too dense. A thin layer of cells is then transferred to a glass slide in a 20 mm-diameter circle and the slide is automatically deposited into a preservative solution. The ThinPrep 2000 Processor allows for the processing of approximately 20 to 25 patient samples per hour.

  The Company's proprietary reagents and supplies include PreservCyt Solution to collect and transport cervical samples to the laboratory for optimal cell preservation and TransCyt Filters to collect cells and remove non-diagnostic debris and mucus. The Company also sells ThinPrep Microscope Slides, high-quality microscope slides manufactured to the Company's specifications, which improve cell adhesion to the slide.

CLINICAL TRIAL RESULTS

  In October 1995, the Company completed the clinical trial used to support its PMA application, which was a blinded study performed at six clinical sites in the United States, including three screening centers and three hospital sites. The study was designed to rigorously compare the effectiveness of the ThinPrep System to the conventional Pap smear method for the detection of precancerous lesions of the cervix. Specimen adequacy was also compared.

  Combining the results of all six sites and 6,747 patients, the ThinPrep System demonstrated a statistically significant 18% improvement in the detection of disease (LGSIL or higher classification) as compared to the conventional Pap smear. The results from the three screening centers indicated a 65% improvement in the detection of disease, while in the three hospital sites in which patients had historically exhibited high prevalence rates of cervical abnormalities, the ThinPrep method demonstrated a 6% improvement. Based on the clinical trial results, the FDA cleared expanded product labeling for the ThinPrep System to include that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations.

  Slides from each patient were also evaluated for specimen adequacy. Combining the results of all six sites, the ThinPrep System reduced the SBLB classification rate of specimen adequacy by 29%, a statistically significant reduction. The Company believes, based on data submitted with its PMA application, that the ThinPrep System may reduce SBLB classifications by as much as 50% if the immersion of the sampling device in the PreservCyt Solution occurs directly after the sample is taken rather than after the preparation of a conventional Pap smear slide. The direct immersion procedure reflects the intended use of the ThinPrep System in clinical practice. Based on the clinical trial results, the FDA cleared expanded product labeling for the ThinPrep System to include that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method.

NON-GYNECOLOGICAL CYTOLOGY

  In May 1991, the Company began commercial shipments of the ThinPrep Processor to cytology laboratories in the United States for use in non-gynecological testing applications. Non-gynecological specimens include sputum; voided and catheterized urine; body fluids such as peritoneal fluid, ascites fluid, or cerebrospinal fluid; brushing of respiratory or gastrointestinal tracts; and fine needle aspiration specimens obtained from a variety of sources such as the breast, thyroid, lung or liver. These samples are evaluated in patients in whom malignancy is strongly suspected or as follow-up information in patients previously diagnosed and treated for cancer.

BUSINESS STRATEGY

  Cytyc's objective is to establish the ThinPrep System as the standard of care for the collection, preservation and slide preparation of cervical cell specimens. The key elements of the Company's strategy are:

  Market to Health Care Providers, Third-Party Payors and Clinical Laboratories. The Company's strategy is to achieve market acceptance of the ThinPrep System for cervical cancer screening through the use of a direct marketing and sales organization to promote the clinical and patient care benefits of the ThinPrep System. This organization will focus on health care providers, third-party payors and clinical laboratories to stimulate demand for the ThinPrep Pap Test, to facilitate reimbursement and to demonstrate the economic and clinical benefits of the ThinPrep System.

  Establish Reimbursement by Third-Party Payors. The Company plans to assist clinical laboratories in obtaining reimbursement for the ThinPrep System for cervical cancer screening from a broad range of third-party payors, including managed care organizations, private insurers, and Medicare and Medicaid.

  Expand and Leverage Installed Customer Base. The Company will seek to expand and leverage its installed customer base of ThinPrep 2000 Processors and predecessor instruments so that existing customers will have the capability to perform cervical cancer screening. Broadening its installed base of systems will also expand the Company's opportunity to market and sell its related disposable reagents, filters and other supplies.

  Expand Applications of ThinPrep Technology. The Company believes that the collection and preservation methods used in the ThinPrep System may be suited for other types of diagnostic testing, including testing for HPV, chlamydia and other sexually transmitted diseases. The Company intends to pursue licensing and collaboration arrangements with other companies to perform diagnostic tests developed by these companies using the original patient sample obtained by the ThinPrep System's cell collection and transfer process.


MARKETING AND SALES

  The Company's marketing and sales strategy is to achieve broad market acceptance of the ThinPrep System for cervical cancer screening. A critical element of this strategy is to utilize the results of the Company's 1995 clinical trial and expanded FDA labeling to demonstrate the safety and efficacy of the ThinPrep System to health care providers, third-party payors and clinical laboratories. The Company believes that coordination of the activity of these three market segments is necessary to achieve the desired level of market penetration of the ThinPrep System. To accomplish this, the Company is expanding its direct sales organization in the United States supported by customer and technical service representatives.

  Health Care Providers. The Company is expanding its direct marketing and sales organization to promote the benefits of the ThinPrep System to health care providers, primarily obstetricians and gynecologists, who perform a high volume of Pap smear tests in targeted markets in the United States. This direct sales activity will be supported by focused medical education events, medical advertising and other promotional activities.

  Third-Party Payors. The Company hired a direct marketing and sales organization to promote the clinical and economic benefits of the ThinPrep System to medical and financial decision makers at national managed care organizations, major private insurers and regional and local third-party payors. The Company's marketing efforts will also include advertising and promotional programs that specifically focus on the clinical and economic benefits of the ThinPrep System.

  Clinical Laboratories. The Company will continue to market directly to clinical laboratories through its direct sales organization, as well as to conduct promotional activities and provide customer support and service programs. The Company also employs cytotechnologists who will conduct all initial customer training and applications support. The Company's direct marketing and sales organization will focus on the economic benefits of the ThinPrep System for clinical laboratories. Due in part to a recent trend toward consolidation of clinical laboratories, the Company expects that the number of potential domestic customers for its products will decrease. Due to the relative size of the largest United States laboratories, it is likely that a significant portion of ThinPrep sales will be concentrated among a relatively small number of clinical laboratories.

  The Company is also evaluating the use of other marketing and sales channels, both domestic and international, including contract sales organizations, distributors and marketing partners. Due to limited market awareness of the ThinPrep System, the Company believes that the sales effort will involve a lengthy process, requiring the Company to educate health care providers and third-party payors regarding the clinical benefits and cost-effectiveness of the ThinPrep System. The Company's success and growth will depend on market acceptance of the ThinPrep System among health care providers, third-party payors and clinical laboratories. The Company will continue to sell the ThinPrep 2000 Processor to customers and charge separately for related disposable reagents, filters and supplies. In the past, the Company has offered discounts to stimulate demand for the ThinPrep System and may elect to do so in the future, which discounts could have a material adverse effect on the Company's business, financial condition and results of operations.

  In order to effectively market the ThinPrep System for cervical cancer screening, the Company will need to substantially increase its marketing and sales capabilities. No assurance can be given that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. While the Company is currently evaluating marketing and sales channels abroad, including contract sales organizations, distributors and marketing partners, the Company has established very limited foreign sales channels. There can be no assurance that the Company will be able to recruit and retain skilled marketing, sales, service or support personnel or foreign distributors, or that the Company's marketing and sales efforts will be successful. Failure to successfully expand its marketing and sales capabilities in the United States or establish its international marketing and sales organization internationally would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's marketing success in the United States and abroad will depend on whether it can obtain required regulatory approvals, successfully demonstrate the cost-effectiveness of the ThinPrep System, further develop its direct sales capability and establish arrangements with contract sales organizations, distributors and marketing partners. Failure by the Company to successfully market its products would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

  The Company's research and development strategy is to continue to develop innovative medical diagnostic applications of the ThinPrep technology and to continue to enhance the ThinPrep System. The Company has established a program to further enhance and automate the ThinPrep Processor. The Company's next generation model, the ThinPrep 3000 Processor, is being designed to provide batch processing and walk-away capability by increasing capacity to 80 sample vials and more fully-automating the slide preparation process. There can be no assurance that the ThinPrep 3000 will be successfully developed, receive necessary regulatory approvals, or be successfully commercialized.

  The Company is also evaluating additional diagnostic applications of its ThinPrep technology in testing for the presence of other types of cancers and sexually transmitted diseases. The Company has not yet determined which of these applications, if any, it will seek to develop and commercialize. There can be no assurance that the Company will be successful in developing or marketing additional applications. Furthermore, any additional applications will require submission of a PMA application or PMA supplement prior to the marketing of such applications. There can be no assurance that the FDA would approve such submissions on a timely basis, if at all.

  In addition, the Company is evaluating the use of certain automated rescreening methods in conjunction with the ThinPrep System. Such systems use imaging technology to identify slides as more likely to contain cellular abnormalities. On November 8, 1996, the Company and Neopath, Inc. ("Neopath") announced the completion of a joint study of the feasibility of screening cervical specimens using the ThinPrep System in conjunction with Neopath's AutoPap QC. Additional development work would be required prior to application to the FDA for the use of such systems in combination. There can be no assurance that either company will conduct further development work with respect to this study or that the Company will be able to integrate successfully the ThinPrep technology with any automated rescreening technology.

  The Company's expenditures for research and development (which includes clinical trials, regulatory affairs and engineering) were approximately $2.2 million, $3.9 million and $4.7 million, for the years ended December 31, 1994, 1995 and 1996, respectively.

THIRD-PARTY REIMBURSEMENT

  The Company intends to focus on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. Most of the third-party payor organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policy on the specific diagnostic procedure. To assist the third-party payors in their respective evaluations of the ThinPrep System, the Company provides scientific and clinical data to support its claims of the safety and efficacy of the ThinPrep System. The Company believes that the ThinPrep System will allow for earlier detection of LGSIL and more severe lesions and result in less aggressive and costly treatment procedures. In addition, the Company expects that the ThinPrep System will significantly improve specimen adequacy, thereby reducing repeat office visits and test procedures and thus overall management costs. The Company will focus on earlier disease detection and cost savings benefits in establishing reimbursement for the ThinPrep method for cervical cancer screening.

  In the United States, the current rate of reimbursement to laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement. The Company believes that the cost per ThinPrep Pap Test, plus a laboratory mark-up, will be billed to third-party payors and result in a higher cost than the current charge for conventional Pap tests.

  Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. There can be no assurance that third-party payors will provide such coverage, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by health care providers and the payor's determination that the use of the ThinPrep System represents a clinical advance compared to current technology and is safe and effective, medically necessary, appropriate for specific patient populations and cost-effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process which requires the Company to provide scientific and clinical data to support the use of the ThinPrep System to each payor separately. There can be no assurance that third-party reimbursement will be available for the ThinPrep System or any other products that may be developed by the Company, or that such third-party reimbursement, if obtained, will be adequate.

  A key component in the reimbursement decision by most private insurers and the United States Health Care Financing Administration, which administers Medicare, is the assignment of a CPT code which is used in the submission of claims to insurers for reimbursement for medical services. CPT codes are assigned, maintained and revised by the CPT Editorial Board administered by the American Medical Association. Although the Company has commenced sales of the ThinPrep Pap Test, to date reimbursement has only been obtained through the use of a non-specific CPT code. The Company has petitioned the CPT Editorial Board to modify an existing CPT code or to establish a separate CPT code for the ThinPrep System for cervical cancer screening. The Company believes that the CPT Editorial Board will render a decision on the Company's petition at its regularly scheduled meeting to address such matters in the second quarter of 1997, and which if approved, such code will not be available for use prior to 1998. Failure to secure a modification to an existing code or to establish a separate code from the CPT Editorial Board could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has very limited experience in obtaining reimbursement for its products in the United States or other countries. In addition, third-party payors are routinely limiting reimbursement and coverage for medical devices and in many instances are exerting significant pressure on medical suppliers to lower their prices. Lack of or inadequate reimbursement by government and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Further, outside of the United States health care reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available at an adequate level, if at all, for the ThinPrep System under any other reimbursement system.

MANUFACTURING

  The Company manufactures its ThinPrep 2000 Processors and filters and purchases related disposable reagents and supplies from third parties. In June 1996, the Company moved from a 17,500 square foot facility to a 51,000 square foot facility. The Company believes that its existing manufacturing equipment is inadequate to meet the full-scale production demands for the ThinPrep System for cervical cancer screening. The Company has installed and is currently validating new custom-built automated equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System, which the Company expects will be fully operational in the first half of 1997.

  The Company has limited manufacturing experience, and there can be no assurance that the Company will be able to recruit and retain a sufficient number of skilled manufacturing personnel or manufacture and supply the ThinPrep System including the related disposable reagents, filters and other supplies in a timely manner, or at a cost or in quantities necessary to make them commercially viable. The Company's manufacturing process is subject to pervasive and continuing regulation by the FDA, including the FDA's Good Manufacturing Practices ("GMP") requirements. Failure to comply with such regulations would materially impair the Company's ability to achieve or maintain commercial-scale production. Further, any failure of the custom-built equipment to perform to the Company's specifications or expectations, or any other delay in the full implementation of such equipment due to necessary training of the Company's personnel or otherwise, could further impair the Company's ability to establish full-scale production capability in a timely manner, or at all. If the Company is unable to achieve full-scale production capability on a timely basis, or to sustain such capability, the acceptance by the market of the Company's ThinPrep System could be impaired and such inability would have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company has limited manufacturing experience with the ThinPrep System and, accordingly, there can be no assurance that the Company's ThinPrep System for cervical cancer screening will perform adequately in the field when subjected to use under a variety of conditions. As a result, the Company may be subject to total or partial suspension of production, withdrawal of approval, and recall or seizure or products in the event of product malfunction or failure.

  The Company is seeking ISO 9001 registration, an international quality standard, and is seeking the "CE" mark for its ThinPrep System. The CE mark is recognized by countries that are members of the European Union and the European Free Trade Association and, effective in 1998, will be required to be affixed to all medical devices sold in the European Union. There can be no assurance that the Company will be able to attain or maintain compliance with GMP requirements, obtain the CE mark for the ThinPrep System, or satisfy ISO 9001 standards. Failure to either attain or maintain compliance with the applicable manufacturing requirements of various regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations.

  Certain key components of the Company's ThinPrep System are currently provided to the Company by single sources. In the event that the Company is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis, which would have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

  The manufacture and sale of medical diagnostic devices intended for commercial use are subject to extensive governmental regulation in the United States and in other countries. The Company's existing products, including the ThinPrep System, are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and generally require premarket clearance or PMA approval prior to commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to the FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in failure of the government to grant premarket approval for devices, withdrawal of clearances or approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

  The regulatory approval process can be expensive, lengthy and uncertain. There can be no assurance that the Company will be able to obtain necessary regulatory approvals for any proposed future products. The loss of previously received approvals, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

  The FDA's regulations require agency approval of a PMA supplement for certain changes if they affect the safety and effectiveness of the device, including, but not limited to, new indications for use; labeling changes; the use of a different facility or establishment to manufacture, process, or package the device; changes in manufacturing facilities, methods, or quality control systems; and changes in performance or design specifications.

  The ThinPrep System for cervical cancer screening received PMA approval in May 1996. The Company anticipates that other applications for the ThinPrep System will require FDA approval of a PMA supplement or a new PMA application. There can be no assurance that such approvals will be obtained on a timely basis, or at all.

  The ThinPrep System is, and any other products manufactured or distributed by the Company pursuant to an approved PMA application and supplements will be, subject to pervasive and continuing regulation by the

FDA, including record-keeping requirements, reporting of adverse experience with the use of the device, postmarket surveillance, postmarket registry and other actions as deemed necessary by the FDA. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by the Company and any of its distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect the Company's ability to market or sell the ThinPrep Processor.

  The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

  Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. In addition, there can be no assurance that the Company will meet the FDA's export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is currently installing new custom-built automated manufacturing equipment, which incorporates new materials handling procedures that are intended to increase production capacity. Such equipment is expected to be operational in the first half of 1997. The Company believes that use of this equipment will not require a PMA supplement and, accordingly, intends to report the change to the FDA in the Company's May 1997 PMA annual report, which must report changes made without filing a PMA supplement. There can be no assurance, however, that the FDA will agree that the change does not require approval of a new PMA supplement. If the FDA were to require the Company to submit a PMA supplement, the Company could also be prohibited from distributing product manufactured with the new equipment until after approval was obtained. In the interim, the Company would be restricted to using its current equipment, which has more limited production capacity. Such reduction in capacity and limitations on the sale of product could have a material adverse effect on the Company's business, financial condition and results of operation.

  In September 1996, the Company submitted a PMA supplement requesting the FDA's approval of certain manufacturing process and material changes (and other related changes to the device, including a software modification). There can be no assurance that the FDA will approve the PMA supplement on a timely basis, if at all.

  In October 1996, the Company filed a PMA supplement requesting approval of the use of PreservCyt Solution as an alternative transport medium for gynecologic specimens tested with the Digene's Hybrid Capture HPV DNA test. The approval of the PMA supplement is necessary in order for the Company to promote the ThinPrep System as capable of conducting both Digene's assay and cervical cancer screening from a single specimen. There can be no assurance that the FDA approve the PMA supplement in a timely fashion, if at all. A delay in obtaining, or failure to obtain, such approval could have a material adverse effect on the Company's ability to gain market acceptance based on the ThinPrep System's capability of conducting multiple tests from a single specimen.

  In February 1997, the Company received FDA approval of the Company's PMA supplement for the ThinPrep System using a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears.

  The laboratories that would purchase the ThinPrep System are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The Company believes that the device operates in a manner that will allow laboratories purchasing the device to comply with CLIA requirements. However, there can be no assurance that interpretations of current CLIA regulations or future changes in CLIA regulations would not make compliance by the laboratory difficult or impossible and therefore have an adverse effect on sales of the ThinPrep System.

PATENTS, COPYRIGHTS, LICENSES AND PROPRIETARY RIGHTS

  The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company holds seven issued United States patents, and has three United States patent applications pending, relating to various aspects of its ThinPrep technology. There can be no assurance, however, that pending patent applications will ultimately issue as patents or that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the obligations of employees of the Company and third parties with whom the Company has entered into confidentiality agreements to maintain the confidentiality of such trade secrets and proprietary information will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that the Company's trade secrets or proprietary information will not be independently developed by the Company's competitors. In addition, the Company is the exclusive licensee of certain patented technology from DEKA for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. The Company is obligated to pay royalties equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products which are used in the ThinPrep System, and improvements made by the Company relating to such items. The license provides that it may be terminated (i) by mutual written consent of both parties or
(ii) by DEKA on written notice to the Company in the event that the license is assigned without the consent of DEKA. Failure by the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also holds unregistered rights to copyrights on documentation and operating software developed by it for the ThinPrep System. There can be no assurance that any copyrights owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors. Litigation may be necessary to defend against claims of infringement, to enforce patents and copyrights of the Company, or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company. There can be no assurance that the Company would prevail in any such litigation. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

COMPETITION

  The Company faces direct competition from a number of publicly-traded and privately-held companies, including other manufacturers of thin layer slide preparation systems. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. In addition, many of these companies may have established third-party reimbursement for their products. Several established medical device manufacturers produce thin layer slide preparation systems for use in non-gynecological testing applications, at least one of which has achieved brand-name recognition and significant penetration in the non-gynecological cytology market. The Company believes that another competitor, AutoCyte, Inc., is conducting clinical trials of a system for the production and automated analysis of thin-layer slides, a potential alternative to the conventional Pap smear and the ThinPrep Pap Test. The development, FDA approval and commercial marketing of such systems for cervical cancer screening could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to direct competition, the Company faces indirect competition from companies which currently market imaging systems to reexamine or rescreen conventional Pap smears previously diagnosed as negative. The Company believes that these rescreening systems, as currently sold, could not be used with the ThinPrep System, and, therefore, if either of such systems is installed at or used by hospitals and reference laboratories, the Company's ability to market its products to such hospitals and laboratories could be materially adversely affected. In addition, if any company receives FDA approval of an imaging system as a primary screening system to replace some or all of the manual screening of conventional Pap smears, marketing of these systems for such purpose could have a material adverse effect on the Company's business, financial condition and results of operations. The medical device industry is characterized by rapid product development and technological advances. The Company's products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, by technological advances of the Company's current or potential competitors or by other approaches. The Company competes on the basis of a number of factors, including manufacturing efficiency, marketing and sales capabilities and customer service and support, areas in which the Company currently has limited experience. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

  As of December 31, 1996, the Company employed 124 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company's executive offices and manufacturing operations are located in Boxborough, Massachusetts in a leased facility consisting of approximately 51,000 square feet. The lease of this facility has a term of seven years, with an option to extend the term for an additional five years. The Company believes this facility will satisfy its principal facilities requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings and is not aware of any threatened litigation that could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
        MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CYTC." The following table sets forth, for the calendar periods indicated since the Company's initial public offering in March 1996, the range of high and low sales prices for the Common Stock of the Company on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                                  HIGH    LOW
                                                                 ------ -------
   FISCAL YEAR 1996:
     First Quarter (from March 8, 1996)......................... $18     $15 7/8
     Second Quarter.............................................  34 1/2  16
     Third Quarter..............................................  26 1/8  12
     Fourth Quarter.............................................  29 3/4  11 3/4
   FISCAL YEAR 1997:
     First Quarter (through March 20, 1997).....................  31 1/2  22

  On March 20, 1997, the last reported sales price of the Common Stock on the Nasdaq National Market was $25.25 per share. As of March 20, 1997, there were approximately 253 holders of record of the Common Stock.

  For the year ended December 31, 1996, no shares of Common Stock have been sold which were not registered under the Securities Act.

  The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data set forth below for each of the years ended December 31, 1994, 1995 and 1996 and at December 31, 1995 and 1996 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein. The consolidated selected financial data for the years ended December 31, 1992 and at December 31, 1992 and 1993 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP which are not included herein. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Items 7 and 8 in this Form 10-K.

                                       YEAR ENDED DECEMBER 31,
                             ------------------------------------------------
                               1992      1993      1994      1995      1996
                             --------  --------  --------  --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DA-
 TA:
Net sales................... $  2,589  $  3,441  $  2,920  $  4,273  $  8,198
Cost of sales...............    2,080     5,088     2,225     2,413     4,354
                             --------  --------  --------  --------  --------
Gross profit................      509    (1,647)      695     1,860     3,844
                             --------  --------  --------  --------  --------
Operating expenses:
  Research and development..    2,914     3,058     2,175     3,908     4,689
  Marketing, sales and cus-
   tomer support............    2,049     3,417     1,418     2,582     9,918
  General and administra-
   tive.....................      901     2,257     1,256     1,532     3,314
                             --------  --------  --------  --------  --------
    Total operating ex-
     penses.................    5,864     8,732     4,849     8,022    17,921
                             --------  --------  --------  --------  --------
Income (loss) from opera-
 tions......................   (5,355)  (10,379)   (4,154)   (6,162)  (14,077)
Other income (expense),
 net........................      220       108      (112)      247     2,158
                             --------  --------  --------  --------  --------
    Net income (loss)....... $ (5,135) $(10,271) $ (4,266) $ (5,915) $(11,919)
                             ========  ========  ========  ========  ========
Pro forma (1):
  Net income (loss) per
   share.................... $  (0.65) $  (1.22) $  (0.48) $  (0.54) $  (0.92)
                             ========  ========  ========  ========  ========
  Weighted average shares
   outstanding..............    7,849     8,409     8,954    10,868    12,982
                                       YEAR ENDED DECEMBER 31,
                             ------------------------------------------------
                               1992      1993      1994      1995      1996
                             --------  --------  --------  --------  --------
                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
 short-term investments..... $  7,558  $  1,662  $  2,777  $  7,902  $ 39,057
Total assets................   10,190     3,217     3,851    11,025    50,183
Accumulated deficit.........  (14,736)  (25,007)  (29,273)  (35,188)  (47,107)
Total stockholders' equity
 (deficit)..................    9,380      (883)   (2,112)    8,078    46,681

--------
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the computation of per share data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep System consists of the Thin Prep 2000 Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received PMA approval from the FDA to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. To date, substantially all of the Company's revenues have been derived from sales of the ThinPrep System for use in non-gynecological testing applications.

  Since inception, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company expects such losses to continue for the foreseeable future as it expands its domestic and establishes its international marketing and sales activities, continues its product development efforts, and commences full-scale manufacturing of the ThinPrep System for cervical cancer screening. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, including the extent to which the

Company's products gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and establishes its international sales and distribution networks, the timing of any approvals of the ThinPrep System for reimbursement by third-party payors, and other factors, many of which are outside the Company's control.

  In June 1996, the Company moved from a 17,500 square foot facility to a 51,000 square foot facility. The Company believes that its existing manufacturing equipment is inadequate to meet the full-scale production demands for the ThinPrep System for cervical cancer screening. The Company has installed and is currently validating new custom-built automated equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System. The Company expects that such new equipment will be fully operational in the first half of 1997.

  The Company believes that in the United States, the current rate of reimbursement of laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement.

  The Company believes that the cost per ThinPrep Pap Test, plus a laboratory mark-up, will be billed to third-party payors and result in a higher cost than the current charge for conventional Pap tests. In the past, the Company has offered discounts to stimulate demand for the ThinPrep System and may elect to do so in the future, which discounts could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that its expanded FDA labeling supported by clinical field and trial results may assist in the establishment of increased reimbursement for the ThinPrep Pap Test. Although United HealthCare Corporation and Blue Cross Blue Shield of Massachusetts have recently announced that they will expand their health care coverage to include the ThinPrep Pap Test, the applicable rate of reimbursement has yet to be negotiated between United HealthCare Corporation or its various plans or Blue Cross Blue Shield of Massachusetts, as the case may be, and the specific clinical laboratories servicing such plans. There can be no assurance that additional third-party payors will provide such coverage, that reimbursement levels will be adequate, or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.

  The Company will continue to increase the amount of expenditures for marketing, sales and customer support activities, principally in support of the full-scale commercial launch of the ThinPrep System for cervical cancer screening, which commenced in early 1997. There can be no assurance, however, that such investments will result in increased net sales or that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. The Company will continue to increase its expenditures for research and development to fund development of follow-on products and additional applications of ThinPrep technology. The Company will also continue to increase the amount of expenditures for administrative activities, principally for the employment of additional administrative personnel, increases in professional fees and the incremental costs associated with being a public-held company.

RESULTS OF OPERATIONS

 Years Ended December 31, 1996 and December 31, 1995

  Net sales increased to $8.2 million in 1996 from $4.3 million in 1995, an increase of 91.9%. This increase in sales was primarily due to an increase in the number of ThinPrep Processors sold, sales of the Company's new ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological testing. Gross profit increased to $3.8 million in 1996 from $1.9 million in 1995, an increase of 106.7%, and the gross margin increased to 46.9% in 1996 from 43.5% in 1995. Management attributes the increase in gross margin in 1996 to the introduction of the ThinPrep Pap Test during the later part of 1996 and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors, offset partially by the lower unit margin for unit sales to existing customers upgrading to the ThinPrep 2000 Processor.

  Total operating expenses increased to $17.9 million in 1996 from $8.0 million in 1995, an increase of 123.4%. Research and development costs increased to $4.7 million in 1996 from $3.9 million in 1995, an increase of 20.0%, as a result of employment of additional research and development personnel and engineering consulting expenses. Sales, marketing and customer support increased to $9.9 million in 1996 from $2.6 million in 1995, an increase of 284.1%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commission expenses, increased customer training costs and additional marketing consulting costs related to the commercial launch of the ThinPrep Pap Test. General and administrative costs increased to $3.3 million in 1996 from $1.5 million in 1995, an increase of 116.3%, due to the employment of additional administrative personnel, increased business insurance costs and expenses associated with being a publicly-held company. Net interest income increased to $2.2 million in 1996 from $262,000 in 1995, an increase of 729.8%, due to an increase in the average cash balance available for investment.

 Years Ended December 31, 1995 and December 31, 1994

  Net sales increased to $4.3 million in 1995 from $2.9 million in 1994, an increase of 46.3%. This increase in sales was primarily due to an increase in the number of ThinPrep Processors sold for non-gynecological applications, the introduction of the ThinPrep 2000 Processor, which is marketed at a higher gross margin, and, to a lesser extent, additional sales of related disposable reagents, filters and other supplies. Gross profit increased to $1.9 million in 1995 from $695,000 in 1994, an increase of 167.6%, and gross margin increased to 43.5% in 1995 from 23.8% in 1994. Management attributes the improvement in gross margin in 1995 to the introduction of the ThinPrep 2000 Processor and to improvements in manufacturing efficiency based on increased volume.

  Total operating expenses increased to $8.0 million in 1995 from $4.8 million in 1994, an increase of 65.4%. Research and development costs increased to $3.9 million in 1995 from $2.2 million in 1994, an increase of 79.7%, as a result of increased clinical trial expenses and the employment of additional research and development personnel. Sales, marketing and customer support costs increased to $2.6 million in 1995 from $1.4 million in 1994, an increase of 82.1%, as a result of hiring additional sales personnel, increased commissions and additional consulting costs. General and administrative costs increased to $1.5 million in 1995 from $1.3 million in 1994, an increase of 22.0%, due to the hiring of a consultant and additional administrative personnel.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $47.1 million as of December 31, 1996. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $163.9 million, net of offering expenses. At December 31, 1996, the Company had cash, cash equivalents and short-term investments of $39.1 million. Cash, cash equivalents and short-term investments increased during 1996 primarily due to the issuance of 3,450,000 shares of Common Stock in connection with the Company's initial public offering for aggregate net proceeds of approximately $50.0 million. In February 1997, in connection with its follow-on public offering, the Company issued an additional 3,197,500 shares of Common Stock resulting in net proceeds of approximately $70.6 million. Cash used in the Company's operations was $4.6 million, $7.0 million, and $13.6 million for 1994, 1995 and 1996, respectively. The increase in cash used in operations in 1996 was due to increased levels of operating activities, primarily for the expansion of its marketing, sales and customer support organizations.

  The Company's capital expenditures for the years ended 1994, 1995 and 1996 were $286,000, $663,000 and $4.8 million respectively. The increase in capital expenditures in 1996 was due primarily to amounts paid for customized manufacturing equipment and leasehold improvements for the Company's new facility. Additionally, as of December 31, 1996, the Company had commitments for customized manufacturing equipment of approximately $83,000.

  The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products which are used with the ThinPrep System, and improvements made by the Company relating to such items. There are no minimum royalty payments in connection with this license.

  Accounts receivable increased $1.4 million to approximately $2.7 million during 1996 due to increased sales volume. Inventories increased approximately $710,000 to $1.5 million from December 31, 1995 to December 31, 1996 due primarily to the Company's planned sales increase in ThinPrep 2000 Processors and related reagents, filters and other supplies for non-gynecological testing. Stockholders' equity increased approximately $38.6 million from December 31, 1995 to December 31, 1996 primarily due to the sale of 3,450,000 shares of Common Stock in connection with the Company's initial public offering in March 1996, which was offset by the net loss of $11.9 million.

  The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing, and sales capabilities, both domestic and international, the resources required to expand manufacturing capacity, and the extent to which the ThinPrep System for cervical cancer screening generates market acceptance and demand. The Company's capital requirements will also depend upon the progress of the Company's research and development programs including clinical trials, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

  The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-K are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-K which are not strictly historical statements, including, without limitation, statements regarding management's plans and objectives for future operations, product plans and performance, potential savings to the healthcare system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among other, may have a material adverse effect upon the Company's business, results of operations and financial conditions.

  The following discussion of the Company's risk factors should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.

  Dependence on Single Product. Substantially all of the Company's revenues to date have been derived from sales of its ThinPrep 2000 Processor and predecessor instruments, and related reagents, filters and other supplies, for use in non-gynecological testing applications. The Company expects in the future to derive substantially all of its revenue from sales of its ThinPrep System for cervical cancer screening. The Company's inability to successfully commercialize the ThinPrep System for cervical cancer screening or to obtain adequate third-party reimbursement coverage, among other factors, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Uncertainty of Market Acceptance and Additional Cost. The Company's success and growth will depend on market acceptance of the ThinPrep System for cervical cancer screening by health care providers, third-party payors and clinical laboratories. The laboratory cost of using the ThinPrep System for cervical cancer screening is higher than that of a conventional Pap smear. Due in part to increased competitive pressures in the health care industry to reduce costs, the Company's ability to gain market acceptance of the ThinPrep System for cervical cancer screening will depend on the Company's ability to demonstrate that the higher cost of using the ThinPrep System will be offset by a reduction in costs often associated with conventional Pap smears, including inaccurate diagnoses and the need for repeat Pap tests.

  Limited Marketing and Sales Experience. Although the Company received clearance from the FDA to market its ThinPrep System for cervical cancer screening on May 20, 1996, the Company has initiated full-scale marketing and sales efforts for the ThinPrep System in United States beginning only in the first quarter of 1997. The Company has limited experience in selling the ThinPrep System for cervical cancer screening, and no assurance can be given that its marketing and sales organization will succeed in promoting the ThinPrep System in the United States or internationally.

  Dependence on Third-Party Reimbursement. Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology.

  Limited Number of Customers and Lengthy Sales Process. Due in part to a recent trend toward consolidation of clinical laboratories, the Company expects that the number of potential domestic customers for its products will decrease. Due to the relative size of the largest United States laboratories, it is likely that a significant portion of ThinPrep System sales will be concentrated among a relatively small number of large clinical laboratories. Further, in order to generate demand for the ThinPrep Pap Test among clinical laboratories, the Company will be required to educate physicians and health care providers regarding the clinical benefits and cost-effectiveness of the ThinPrep System as well as to demonstrate to such parties that adequate levels of reimbursement will be available for the ThinPrep Pap Test, a process which the Company believes will require a lengthy sales effort.

  Limited Operating History; Uncertainty of Profitability. The Company has a limited operating history and, to date, has focused on product development, clinical trials, obtaining regulatory approvals, the expansion of manufacturing facilities and the establishment of marketing and sales capabilities for its ThinPrep System for cervical cancer screening in the United States. The Company has limited experience in marketing and selling the ThinPrep System for cervical cancer screening. The Company's future revenues and profitability are critically dependent on the Company's ability to successfully market and sell the ThinPrep System for cervical cancer screening.

  Risks Associated with Commercialization. In connection with the full-scale commercialization of the ThinPrep System for cervical cancer screening, the Company has significantly expanded its facilities and intends to continue to significantly increase the number of its marketing and sales, engineering, and financial personnel, and enhance or replace its management information systems. Such activities are likely to place significant strain on the Company's management, operations and systems.

  Intense Competition. The Company faces direct competition from a number of publicly-traded and privately-held companies, including other manufacturers of thin layer slide preparation systems. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.

  Limited Manufacturing Experience and Capacity. The Company has limited manufacturing experience, and there can be no assurance that the Company will be able to recruit and retain a sufficient number of skilled manufacturing personnel or manufacture and supply the ThinPrep System, including the related disposable reagents, filters and other supplies in a timely manner, or at a cost and in quantities necessary to make them commercially viable.

  History of Losses. The Company has incurred substantial losses since inception. The Company expects such losses to continue for the foreseeable future due to expansion of its sales and marketing activities, both domestic and international, its product development efforts, and commencement of full-scale commercial manufacturing.

  Potential Fluctuations in Future Quarterly Results. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control. These factors include: the extent to which the Company's products gain market acceptance; the rate and size of expenditures incurred as the Company expands its domestic and establishes its international sales and distribution networks; the timing of any approvals of the ThinPrep System for reimbursement by third-party payors; the timing and size of sales; the likelihood and timing of FDA approval of PMA supplements related to the ThinPrep System; the timing and size of expenditures incurred in the research and development of new products; and the introduction and market acceptance of competing products or technologies.

  Extensive Government Regulation. The manufacture and sale of medical diagnostic devices are subject to extensive government regulation in the United States and in other countries. The process of obtaining FDA and other required regulatory approvals can be time-consuming, expensive and uncertain, frequently requiring several years from the commencement of clinical trials to the receipt of regulatory approval.

  International Sales and Operations Risks. The Company plans to sell its ThinPrep System and any future products to customers both in the United States and internationally. While the Company is evaluating marketing and sales channels abroad, including contract sales organizations, distributors and marketing partners, the Company currently has very limited foreign sales channels in place at this time. There can be no assurance that the Company will successfully develop international sales capabilities or that, if the Company establishes such capabilities, the Company will be successful in obtaining reimbursement or any regulatory approvals required in foreign countries.

  Uncertainty of Additional Applications. The Company intends to continue to evaluate additional diagnostic applications of its ThinPrep technology in testing for the presence of other types of cancers and sexually transmitted diseases. The Company has not yet determined which of these applications, if any, it will seek to develop and commercialize.

  Dependence on Key Personnel. The Company is highly dependent on the principal members of its management and scientific staff, the loss of whose services might impede achievement of its research and development or strategic objectives. The Company's success will depend on its ability to retain key employees and to attract additional qualified employees.

  Dependence on Patents, Copyrights, Licenses and Proprietary Rights; Risk of Third-Party Claims of Infringement. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. In addition, the Company is the exclusive licensee of certain patented technology for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. Failure by the Company to protect, defend and maintain such intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Single Source Suppliers. Certain key components of the ThinPrep System, including its proprietary filter, are currently provided to the Company by single sources. In the event that the Company is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item may be found on pages F-1 through F-15 of this Form 10-K.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last two fiscal years.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required under this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16 Requirements" in the Company's Proxy Statement (the "1997 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required under this item may be found under the section captioned "Compensation and Other Information concerning Directors and Officers" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item may be found under the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this item may be found under the caption "Certain Relationships and Related Transactions" in the 1997 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Consolidated Financial Statements.

    For a list of the consolidated financial information included herein, see Index on page F-1.

  (a)(2) Financial Statement Schedules.

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

  (a)(3) List of Exhibits.

    The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
  3.1(2)  Third Amended and Restated Certificate of Incorporation of the
          Company.
  3.2(2)  Amended and Restated By-Laws of the Company.
  4.1(1)  Specimen certificate representing the Common Stock.
 10.1(1)* 1988 Stock Plan.
 10.2(1)* 1989 Stock Plan.
 10.3(1)* 1995 Stock Plan.
 10.4(1)* 1995 Non-Employee Director Stock Option Plan.
 10.5(1)* 1995 Employee Stock Purchase Plan, as amended.
 10.6(1)# License Agreement between the Company and DEKA Products Limited
          Partnership dated March 22, 1993.
 10.7(1)  Series C1 Senior Convertible Preferred Stock Purchase Agreement dated as of June 13, 1995.
 10.8(1)  Form of Indemnification Agreement.
 10.9(1)  Lease Agreement between the Company and Cedar Hill Associates II of
          December, 1990, as amended.
 10.10(1) Lease Agreement between the Company and BFA Realty Partnership, L.P.
          d/b/a BFA, Limited Partnership of February 1996.

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
 11.1**  Statement re computation of per share earnings.
 13.1*** The Company's 1996 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.
 21.1**  List of Subsidiaries of the Company.
 23.1**  Consent of Arthur Andersen LLP.
 24.1**  Power of Attorney (see page 23).
 27.1**  Financial Data Schedule.

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00300).
(2) Incorporated by reference to the exhibits to the Company Registration Statement on Form S-1 (File No. 333-19367).
* Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed herewith.
*** Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Annual Report on Form 10-K.
#  Confidential treatment granted as to certain portions.

(b) Reports On Form 8-K

  There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1996.

(c) Exhibits.

    The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Washington, D.C. 20549, and at the SEC's regional offices located at Seven World Trade Center, Suite 1300, New York, New York 10048, and at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60611-2511. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address "http://www.sec.gov".

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Cytyc Corporation

  Date: March 31, 1997

                                                  /s/ Patrick J. Sullivan
                                          By: _________________________________
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

                       POWER OF ATTORNEY AND SIGNATURES

  We, the undersigned officers and directors of Cytyc Corporation, hereby severally constitute and appoint Patrick J. Sullivan and Joseph W. Kelly, and each of them singly, our true and lawful attorneys, with full power to both of them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Cytyc Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

              SIGNATURE                      TITLE(S)                DATE

       /s/ Patrick J. Sullivan         President, Chief         March 31, 1997
-------------------------------------   Executive Officer
         PATRICK J. SULLIVAN            (Principal
                                        Executive Officer)
                                        and Director

         /s/ Joseph W. Kelly           Vice President,          March 31, 1997
-------------------------------------   Finance and
           JOSEPH W. KELLY              Administration and
                                        Chief Financial
                                        Officer (Principal
                                        Financial Officer
                                        and Principal
                                        Accounting Officer)

       /s/ Frederick R. Blume          Director                 March 31, 1997
-------------------------------------
         FREDERICK R. BLUME

          /s/ Guy de Chazal            Director                 March 31, 1997
-------------------------------------
            GUY DE CHAZAL

        /s/ Janet G. Effland           Director                 March 31, 1997
-------------------------------------
          JANET G. EFFLAND

        /s/ Franklin J. Iris           Director                 March 31, 1997
-------------------------------------
          FRANKLIN J. IRIS

       /s/ Edwin M. Kania, Jr.         Director                 March 31, 1997
-------------------------------------
         EDWIN M. KANIA, JR.

       /s/ C. William McDaniel         Director                 March 31, 1997
-------------------------------------
         C. WILLIAM MCDANIEL

       /s/ Monroe Trout, M.D.          Director                 March 31, 1997
-------------------------------------
         MONROE TROUT, M.D.

                               CYTYC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants................................. F-2
Consolidated Balance Sheets as of December 31, 1995 and 1996............. F-3
Consolidated Statements of Operations for the Years Ended December 31,
 1994, 1995 and 1996..................................................... F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the Years
 Ended December 31, 1994, 1995 and 1996.................................. F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1994, 1995 and 1996..................................................... F-6
Notes to Consolidated Financial Statements............................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Cytyc Corporation:

  We have audited the accompanying consolidated balance sheets of Cytyc Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytyc Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
February 20, 1997,
(except for the matter
discussed in Note 13, as
to which the date is
March 3, 1997)

                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               DECEMBER 31,
                                                             ------------------
                                                               1995      1996
                                                             --------  --------
                                    ASSETS
Current assets:
  Cash and cash equivalents................................. $  5,665  $ 27,572
  Short-term investments....................................    2,237    11,485
  Accounts receivable, net (Note 3).........................    1,323     2,682
  Inventories (Note 4)......................................      753     1,463
  Prepaid expenses and other current assets.................       48       771
                                                             --------  --------
    Total current assets....................................   10,026    43,973
Property and equipment, net (Note 5)........................      940     5,251
Other assets................................................       59       959
                                                             --------  --------
    Total assets............................................ $ 11,025  $ 50,183
                                                             ========  ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $  1,254  $  1,034
  Accrued expenses (Note 6).................................    1,417     1,944
  Deferred revenue..........................................      276       524
                                                             --------  --------
    Total current liabilities...............................    2,947     3,502
                                                             --------  --------
Commitments and contingencies (Note 11)
Stockholders' equity (Note 8):
  Preferred Stock, $.01 par value--
   Authorized--5,000,000 shares
   No shares issued or outstanding..........................      --        --
  Convertible Preferred Stock, $.01 par value--
   Authorized, issued in series and outstanding--
   9,778,326 in 1995........................................       98       --
  Common Stock, $.01 par value--
   Authorized--30,000,000 shares
   Issued 308,506 shares in 1995 and 14,013,002 in 1996.....        3       140
  Additional paid-in capital................................   43,165    93,648
  Accumulated deficit.......................................  (35,188)  (47,107)
                                                             --------  --------
    Total stockholders' equity..............................    8,078    46,681
                                                             --------  --------
    Total liabilities and stockholders' equity.............. $ 11,025  $ 50,183
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                     1994     1995      1996
                                                    -------  -------  --------
Net sales.......................................... $ 2,920  $ 4,273  $  8,198
Cost of sales......................................   2,225    2,413     4,354
                                                    -------  -------  --------
  Gross profit.....................................     695    1,860     3,844
                                                    -------  -------  --------
Operating expenses:
  Research and development.........................   2,175    3,908     4,689
  Sales, marketing and customer support............   1,418    2,582     9,918
  General and administrative.......................   1,256    1,532     3,314
                                                    -------  -------  --------
    Total operating expenses.......................   4,849    8,022    17,921
                                                    -------  -------  --------
Loss from operations...............................  (4,154)  (6,162)  (14,077)
                                                    -------  -------  --------
Other income (expense):
  Interest income..................................      43      371     2,175
  Interest expense.................................    (153)    (109)       (1)
  Other, net.......................................      (2)     (15)      (16)
                                                    -------  -------  --------
    Total other income (expense)...................    (112)     247     2,158
                                                    -------  -------  --------
Net loss........................................... $(4,266) $(5,915) $(11,919)
                                                    =======  =======  ========
  Net loss per common share........................ $ (0.48) $ (0.54) $  (0.92)
                                                    =======  =======  ========
  Shares used in computing net loss per common
   share...........................................   8,954   10,868    12,982


  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                              CONVERTIBLE
                            COMMON STOCK    PREFERRED STOCK
                          ---------------- ------------------  ADDITIONAL                                   TOTAL
                            NUMBER    PAR    NUMBER      PAR    PAID IN   ACCUMULATED NOTE RECEIVABLE   STOCKHOLDERS'
                          OF SHARES  VALUE  OF SHARES   VALUE   CAPITAL     DEFICIT   FOR STOCK ISSUED EQUITY (DEFICIT)
                          ---------- ----- -----------  -----  ---------- ----------- ---------------- ----------------
Balance, December 31,
 1993...................     255,206 $  2   13,852,743  $ 139   $23,993    $(25,007)       $ (10)          $   (883)
Sale of Series A1
 Convertible Preferred
 Stock..................         --   --     2,399,573     24     2,975         --           --               2,999
Exercise of stock
 options................      51,900    1          --     --         27         --           --                  28
Forgiveness of note
 receivable.............         --   --           --     --        --          --            10                 10
Net loss................         --   --           --     --        --       (4,266)         --              (4,266)
                          ---------- ----  -----------  -----   -------    --------        -----           --------
Balance, December 31,
 1994...................     307,106    3   16,252,316    163    26,995     (29,273)         --              (2,112)
Sale of Series C1
 Convertible Preferred
 Stock, net of issuance
 costs of $157..........         --   --     3,095,238     31    12,812         --           --              12,843
Conversion of notes,
 including accrued
 interest of $262, into
 Series C1 Convertible
 Preferred Stock........         --   --       714,145      7     3,254         --           --               3,261
Conversion of four prior
 series of convertible
 preferred stock into
 Series B1 Convertible
 Preferred Stock........         --   --   (10,283,373)  (103)      103         --           --                 --
Exercise of stock
 options................       1,400  --           --     --          1         --           --                   1
Net loss................         --   --           --     --        --       (5,915)         --              (5,915)
                          ---------- ----  -----------  -----   -------    --------        -----           --------
Balance, December 31,
 1995...................     308,506    3    9,778,326     98    43,165     (35,188)         --               8,078
Conversion of
 convertible preferred
 stock into Common
 Stock..................   9,778,326   98   (9,778,326)   (98)      --          --           --                 --
Sale of 3,450,000 shares
 of Common Stock net of
 issuance costs of
 $1,350,000.............   3,450,000   34          --     --     49,952         --           --              49,986
Exercise of stock
 options................     470,148    5          --     --        448         --           --                 453
Issuance of shares under
 the Employee Stock
 Purchase Plan .........       6,022  --           --     --         83         --           --                  83
Net loss................         --   --           --     --        --      (11,919)         --             (11,919)
                          ---------- ----  -----------  -----   -------    --------        -----           --------
Balance, December 31,
 1996...................  14,013,002 $140          --   $ --    $93,648    $(47,107)       $ --            $ 46,681
                          ========== ====  ===========  =====   =======    ========        =====           ========


  The accompanying notes are an integral part of these consolidated financial statements

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                     1994     1995      1996
                                                    -------  -------  --------
Cash flows from operating activities:
  Net loss......................................... $(4,266) $(5,915) $(11,919)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation and amortization..................     173      238       520
    Forgiveness of note receivable.................      10      --        --
    Forgiveness of accrued interest................     --       109       --
    Changes in assets and liabilities--
      Accounts receivable..........................     284     (870)   (1,359)
      Inventories..................................     303     (690)     (710)
      Prepaid expenses and other current assets....      (2)     (22)     (723)
      Accounts payable.............................     (39)     669      (220)
      Accrued expenses.............................  (1,113)    (642)      527
      Deferred revenue.............................      16      109       248
                                                    -------  -------  --------
        Net cash used in operating activities......  (4,634)  (7,014)  (13,636)
                                                    -------  -------  --------
Cash flows from investing activities:
  Decrease (increase) in other assets..............       9      (42)     (900)
  Purchases of property and equipment..............    (286)    (663)   (4,831)
  Purchases of short-term investments..............     --    (2,237)  (23,084)
  Proceeds from sale and maturity of short-term
   investments.....................................     --       --     13,836
                                                    -------  -------  --------
        Net cash used in investing activities......    (277)  (2,942)  (14,979)
                                                    -------  -------  --------
Cash flows from financing activities:
  Proceeds from notes payable to stockholders......   2,999      --        --
  Proceeds from exercise of stock options..........      28        1       453
  Proceeds from issuance of shares under the
   Employee Stock Purchase Plan                         --       --         83
  Proceeds from sale of stock......................   2,999   12,843    49,986
                                                    -------  -------  --------
        Net cash provided by financing activities..   6,026   12,844    50,522
                                                    -------  -------  --------
Net increase in cash and cash equivalents..........   1,115    2,888    21,907
Cash and cash equivalents, beginning of period.....   1,662    2,777     5,665
                                                    -------  -------  --------
Cash and cash equivalents, end of period........... $ 2,777  $ 5,665  $ 27,572
                                                    =======  =======  ========
Supplemental disclosure of noncash financing
 activities:
  Conversion of notes payable, including accrued
   interest, into Series C1 Convertible Preferred
   Stock........................................... $   --   $ 3,261  $   --
                                                    =======  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY

  Cytyc Corporation and subsidiaries (the Company) design, develop, manufacture and market sample preparation systems for medical diagnostic applications. The Company's principal product, the ThinPrep System, is an automated system for the preparation of non-gynecological samples and cervical specimens on microscope slides.

  In 1991, the Company commenced commercial sales of ThinPrep Processors, reagents, filters and related supplies for non-gynecological diagnostic applications to clinical laboratories and hospitals. On May 20, 1996, the Company received clearance from the U.S. Food and Drug Administration to market the ThinPrep System for cervical cancer screening.

  To date revenue from sales of products have not generated sufficient cash to support the Company's operations. Since inception, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the ThinPrep System, engineering and development efforts related to the ThinPrep System and the establishment of a sales and administrative organization. The Company has funded its operations primarily through the private placement and public sale of equity securities, which resulted in $93.3 million of net proceeds. Subsequent to year-end, the Company completed a follow-on offering for public sale of 3,197,500 additional shares of Common Stock, which resulted in an additional $70.6 of net proceeds. The Company continues to be subject to certain risks common to medical device companies in similar stages of development, including dependence on a single product, extensive government regulation, uncertainty of market acceptance, limited manufacturing, marketing and sales experience and uncertainty of future profitability.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as discussed below and elsewhere in the notes to consolidated financial statements. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 (a) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cytyc SARL (a French corporation) and Cytyc Securities Corporation (a Massachusetts securities corporation). All material intercompany transactions and balances have been eliminated in consolidation. Cytyc SARL ceased operations and was formally dissolved in 1994.

 (b) Revenue Recognition

  The Company recognizes product revenue upon shipment, when customer acceptance is assured and collection of the resulting receivable is probable.

 (c) Cash and Cash Equivalents

  Cash equivalents consist of money market mutual funds, commercial paper and U.S. Government securities with original maturities of three months or less.

                               CYTYC CORPORATION

 (d) Short-term Investments

  The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

  Short-term investments consist of U.S. Government securities with original maturities between three and twelve months. The Company classifies these short-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market. Aggregate fair value, amortized cost and average maturity for marketable securities held at December 31, 1996 are as follows:

                                     AMORTIZED    GROSS UNREALIZED      FAIR
                                       COST    HOLDING GAINS (LOSSES)   VALUE
                                     --------- ----------------------- -------
                                                  (IN THOUSANDS)
  U.S. Government and Agency
   securities (average maturity of
   .44 years).......................  $11,485          66      --      $11,551
                                      =======  =========== =========== =======

 (e) Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company places its investments in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area.

 (f) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

 (g) Depreciation and Amortization

  The Company provides for depreciation and amortization by charges to operations, on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                                                                    ESTIMATED
     ASSET CLASSIFICATION                                          USEFUL LIFE
     --------------------                                          -----------
   Production equipment..........................................     3-7 Years
   Research equipment............................................     5-7 Years
   Furniture and fixtures........................................     5-7 Years
   Computer equipment............................................     3-5 Years
   Leasehold improvements........................................ Life of lease

                               CYTYC CORPORATION

 (h) Other Assets

  Other assets consist of long term lease receivables from the sale of ThinPrep Processors, long-term deposits and the cost of obtaining patents. Patent costs are amortized over their estimated useful lives on a straight-line basis.

 (i) Research and Development Costs

  The Company charges research and development costs to operations as incurred.

 (j) Computation of Net Loss per Share

  Net loss per share for the years ended December 31, 1994, 1995 and 1996 was computed based on the weighted average number of common shares outstanding and gives effect to the following adjustments. Common equivalent shares are not included in the per share calculations, as the effect of their inclusion would be antidilutive, except that, for the years ended December 31, 1994 and 1995, in accordance with Securities and Exchange Commission requirements, stock options granted and Common Stock equivalents, consisting of Series C1 Convertible Preferred Stock, issued during the twelve-month period prior to the filing of the initial public offering of Common Stock described in Note
(10), have been included in the calculation as if they were outstanding for all periods presented using the treasury-stock method and the public offering price. Also, all outstanding shares of Series A1 Convertible Preferred Stock are assumed to have been converted to Common Stock at the time of issuance, and all outstanding shares of Series B1 Convertible Preferred Stock are assumed to have been converted to Common Stock at the time of issuance of each of the four prior series of convertible preferred stock, which automatically converted into Series B1 Convertible Preferred Stock in 1995. Historical net loss per share has not been presented as such information is not considered to be relevant or meaningful.

 (k) Postretirement and Postemployment Benefits

  The Company has no obligations for postretirement or postemployment benefits.

(3) ALLOWANCE FOR DOUBTFUL ACCOUNTS

  A summary of the allowance for doubtful accounts activity is as follows:

                                                               DECEMBER 31,
                                                              -----------------
                                                              1994   1995  1996
                                                              -----  ----  ----
                                                              (IN THOUSANDS)
   Balance, beginning of year................................ $ 929  $158  $148
   Amounts charged off to expense............................   --     50   --
   Amounts written off.......................................  (552)  (60)  (13)
   Amounts reclassified (to) other accounts..................  (219)  --    --
                                                              -----  ----  ----
   Balance, end of year...................................... $ 158  $148  $135
                                                              =====  ====  ====

(4) INVENTORIES

  Inventories consist of the following:

                                                                     DECEMBER
                                                                        31,
                                                                    -----------
                                                                    1995  1996
                                                                    ---- ------
                                                                        (IN
                                                                    THOUSANDS)
   Raw material and work-in-process................................ $494 $  880
   Finished goods..................................................  259    583
                                                                    ---- ------
                                                                    $753 $1,463
                                                                    ==== ======

                               CYTYC CORPORATION

(5) PROPERTY AND EQUIPMENT

  Property and equipment is stated at cost and consists of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
   Production equipment.......................................... $  325 $  650
   Research equipment............................................    591    712
   Furniture, fixtures and computer equipment....................    569  1,256
   Deposits on equipment.........................................    377  2,248
   Leasehold improvements........................................     94  1,740
                                                                  ------ ------
                                                                   1,956  6,606
   Less accumulated depreciation and amortization................  1,016  1,355
                                                                  ------ ------
                                                                  $  940 $5,251
                                                                  ====== ======

(6) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
   Accrued warranty costs........................................ $  251 $  251
   Accrued product upgrade costs.................................    648    378
   Accrued compensation..........................................    204    335
   Accrued taxes.................................................    147    153
   Accrued consulting fees.......................................    --     205
   Other accruals................................................    167    622
                                                                  ------ ------
                                                                  $1,417 $1,944
                                                                  ====== ======

(7) INCOME TAXES

  The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

  As of December 31, 1996, the Company has available net operating loss carryforwards for Federal Tax purposes of approximately $40,000,000 and research and development credit carryforwards of approximately $909,000 to reduce future income taxes, if any. These carryforwards expire at various dates from 2002 to 2011 and are subject to review and possible adjustment by the Internal Revenue Service.

  The Internal Revenue Code contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period. In the event the Company has had a change of ownership, as defined, utilization of the carryforwards may be restricted.

                               CYTYC CORPORATION

  The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1995      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
   Net operating loss carryforwards......................... $ 11,144  $ 15,638
   Research and development credit carryforwards............      813       909
   Capitalized research and development expenses............    2,068     3,037
   Nondeductible accruals...................................      539       733
   Other temporary differences..............................      114       303
                                                             --------  --------
   Deferred tax asset....................................... $ 14,678  $ 20,620
   Valuation allowance......................................  (14,678)  (20,620)
                                                             --------  --------
   Net deferred tax asset................................... $    --   $    --
                                                             ========  ========

  Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has provided a full valuation allowance against this amount.

(8) STOCKHOLDERS' EQUITY

 (a) Common Stock Reserved

  As of December 31, 1996, the Company has reserved 2,519,654 shares of Common Stock for issuance as follows:

                                                                        AMOUNT
                                                                       ---------
   Exercise of stock options.......................................... 2,383,676
   Exercise of warrant................................................     2,000
   Employee stock purchase plan.......................................   133,978
                                                                       ---------
                                                                       2,519,654
                                                                       =========

 (b) Preferred Stock

  The Board of Directors and stockholders authorized 5,000,000 shares of $.01 par value Preferred Stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without further vote or action by the stockholders. The Board has no present plans to issue any shares of Preferred Stock.

 (c) Convertible Preferred Stock

  Convertible Preferred Stock consisted of the following:

                                                      LIQUIDATION    PAR VALUE
                                                     PREFERENCE AT   ---------
                                                   DECEMBER 31, 1995 1995 1996
                                                   ----------------- ---- ----
                                                   (IN THOUSANDS, EXCEPT SHARE
                                                       AND PER SHARE DATA)
   Series A1, $0.01 par value--
    Authorized, issued and outstanding--2,399,573
    shares in 1995................................      $ 3,135      $24  $--
   Series B1, $0.01 par value--
    Authorized, issued and outstanding--3,569,370
    shares in 1995................................       15,672       36   --
   Series C1, $0.01 par value--
    Authorized, issued and outstanding--3,809,383
    shares in 1995................................       16,726       38   --
                                                                     ---  ----
                                                                     $98  $--
                                                                     ===  ====

                               CYTYC CORPORATION

  In connection with the sale of Series C1 Convertible Preferred Stock in 1995, 13,852,743 shares of Convertible Preferred Stock issued in four prior series automatically converted into 3,569,370 shares of Series B1 Convertible Preferred Stock. In addition, upon the closing of the Company's initial public offering described in Note (10), all outstanding shares of Convertible Preferred Stock converted into 9,778,326 shares of Common Stock.

  The Convertible Preferred Stock had certain rights and preferences, all of which expired upon conversion to Common Stock.

(9) STOCK OPTION PLANS AND WARRANT

 (a) 1995 Stock Option Plan

  During 1995, the Board of Directors and stockholders approved, effective upon the closing of the initial public offering of the Company's Common Stock described in Note (10), the 1995 Stock Option Plan. The aggregate number of shares of Common Stock that may be issued pursuant to this Plan is 1,000,000 plus, effective as of January 1, 1997 and each year thereafter, the excess, if any, of (i) five percent of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year or then reserved for issuance upon the exercise or conversion of outstanding options, warrants or convertible securities, over (ii) the number of shares then remaining reserved and available for grant under the 1995 Plan, subject to certain adjustments, provided, however, that in no event shall more than 2,000,000 shares of Common Stock be issued pursuant to incentive stock options under the 1995 Plan. At January 1, 1997, 171,500 additional shares were made available for grant under this provision.

 (b) 1989 Stock Option Plan

  Under the 1989 Stock Option Plan, the Board of Directors may grant options to purchase up to an aggregate of 1,900,000 shares of Common Stock. The Company may grant incentive stock options to eligible employees and directors. The exercise price of each incentive stock option may not be less than 100% of the fair market value of Common Stock at the date of grant. Nonqualified stock options may be granted to any employee, officer, director or consultant of the Company. The exercise price of each nonqualified stock option is determined by the Board of Directors. To date, all stock options have been granted with exercise prices equal to the fair market value of the Company's Common Stock at the time of grant. All stock options issued under this Plan become exercisable over periods ranging from 2 to 5 years and expire within 10 years from the date of grant.

  The 1989 Stock Option Plan also allows the Company to grant awards of Common Stock to directors, officers, employees and consultants of the Company. No such awards had been granted as of December 31, 1995. Upon the closing of the initial public offering of the Company's Common Stock described in Note (10), no further grants may be issued under the 1989 Stock Option Plan.

 (c) 1995 Director Option Plan

  The Board of Directors and stockholders approved the 1995 Non-Employee Director Stock Option Plan pursuant to which options to purchase up to 250,000 shares of Common Stock were authorized for future issuance. In January 1996, the Company granted options to purchase 105,000 shares of Common Stock to seven directors under this Plan at an exercise price equal to $16.00 per share.

  At December 31, 1996, the Company had 674,150 options available for future grants under the 1995 Stock Option Plan and the 1995 Director Option Plan.

                               CYTYC CORPORATION

  The following schedule summarizes the activity under the Company's stock option plans for the three years ended December 31, 1996.

                                   NUMBER                    WEIGHTED AVERAGE
                                  OF SHARES   OPTION PRICE     OPTION PRICE
                                  ---------  --------------- ----------------
   Outstanding, December 31,
    1993.........................   423,247  $ 0.50 --$ 1.25      $0.80
     Granted.....................   628,000    0.625--  1.25       0.63
     Exercised...................   (51,900)   0.50 --  0.85       0.55
     Canceled....................  (278,900)   0.50 --  1.25       0.77
                                  ---------  ---------------      -----
   Outstanding, December 31,
    1994.........................   720,447    0.50 --  1.25       0.68
     Granted.....................   876,877    0.625-- 10.00       1.96
     Exercised...................    (1,400)   0.50 --  1.25       0.66
     Canceled....................   (22,800)   0.50 --  1.25       0.77
                                  ---------  ---------------      -----
   Outstanding, December 31,
    1995......................... 1,573,124    0.50 -- 10.00       1.39
     Granted.....................   641,400   10.00 -- 33.50      18.97
     Exercised...................  (470,148)   0.50 --  5.00       0.96
     Canceled....................   (34,850)   0.625-- 32.00       8.75
                                  ---------  ---------------      -----
   Outstanding, December 31,
    1996......................... 1,709,526  $ 0.50 --$33.50      $7.96
                                  ---------  ---------------      -----
   Exercisable, December 31,
    1996.........................   138,772  $ 0.50 --$16.00      $6.46
                                  =========  ===============      =====

  In October 1995, the FASB issued SFAS No. 123, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 1995 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                  1995    1996
                                                                  -----  ------
   Risk-free interest rate.......................................  6.38%   6.18%
   Expected dividend yield.......................................   --      --
   Expected lives................................................  5.95    5.99
   Expected volatility...........................................    90%     90%
   Weighted average value of grants.............................. $1.52  $13.85
   Weighted average remaining
    contractual life of options outstanding (years)..............  8.95    8.31

  Had compensation cost for the Company's stock option plans and Employee stock purchase plan been determined consistent with SFAS No. 123, pro forma net loss and net loss per share would have been:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1996
                                                              -------  --------
   Net loss--
     As reported............................................. $(5,915) $(11,919)
     Pro forma...............................................  (5,951)  (13,079)
   Net loss per share--
     As reported............................................. $  (.54) $   (.92)
     Pro forma...............................................    (.55)    (1.01)

  Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                               CYTYC CORPORATION

 (d) 1995 Employee Stock Purchase Plan

  During 1995, the Board of Directors and stockholders approved, effective upon the closing of the initial public offering of the Company's Common Stock described in Note (10), the 1995 Employee Stock Purchase Plan pursuant to which 140,000 shares of Common Stock could be issued. Purchase price is determined by taking the lower of 85% of the closing price on the first or last day of the period, whichever is lower. During 1996, 6,022 shares of common stock were issued at the purchase price of $13.81 per share. As of December 31, 1996, 133,978 shares were available for issuance.

 (e) Warrant

  In June 1994, the Company issued to a stockholder a warrant to purchase shares of Common Stock at an exercise price equal to the fair market value of Common Stock at the time of vesting but not less than $5.00 per share. The warrant expires ten years from the date of issuance. Vesting of the warrant was contingent upon achievement of certain performance objectives in connection with a purchasing agreement between the Company and the stockholder, which was canceled on July 22, 1996. At December 31, 1996, such warrant was exercisable to purchase 2,000 shares of Common Stock at an exercise price of $10.00 per share.

(10) PUBLIC STOCK OFFERINGS

  On March 8, 1996 the Company sold through an underwritten initial public offering, 3,000,000 shares of its Common Stock at $16.00 per share. Upon the closing of the Company's initial public offering, all outstanding shares of the Convertible Preferred Stock were converted into 9,778,326 shares of Common Stock. On April 4, 1996, the Underwriters of the Company's initial public offering exercised their over-allotment option in full to purchase an additional 450,000 shares of the Company's Common Stock at $16.00 per share.

  On February 6, 1997, the Company sold through an underwritten follow-on offering 2,650,000 shares of Common Stock at $ 23.50 per share, while existing shareholders sold 1,000,000 shares of common stock. On February 20, 1997, the Underwriters of the follow-on public offering exercised their over-allotment option in full to purchase an additional 547,500 share of the Company's Common Stock at $ 23.50 per share.

(11) COMMITMENTS AND CONTINGENCIES

  The Company rents a manufacturing and administrative facility under an operating lease expiring in April 2003.

  At December 31, 1996, future minimum annual lease payments under this lease are as follows:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
   1997..........................................................     $  552
   1998..........................................................        552
   1999..........................................................        569
   2000..........................................................        577
   2001..........................................................        577
   Thereafter....................................................        745
                                                                      ------
                                                                      $3,572
                                                                      ======

  Rent expense under operating leases totaled approximately $266,000, $270,000 and $513,000 in 1994, 1995 and 1996, respectively.

                               CYTYC CORPORATION

  At December 31, 1996, the Company has commitments for the purchase of capital equipment costing approximately $83,000.

  In addition, the Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products which are used with the ThinPrep System, and improvements made by the Company relating to such items. There are no minimum royalty payments in connection with this license. During the years ended December 31, 1994, 1995 and 1996, the Company paid royalties of approximately $23,000, $22,000 and $52,000, respectively.

(12) EMPLOYEE BENEFIT PLAN

  The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The Plan allows for employees to defer a portion of their salary up to the maximum allowed under IRS rules. The Company made contributions to the Plan during 1996 totaling $44,836.

(13) NEW ACCOUNTING STANDARD

  On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

                               CYTYC CORPORATION

                    INDEX TO EXHIBITS FILED WITH FORM 10-K
                         YEAR ENDED DECEMBER 31, 1996

 EXHIBIT
  NUMBER                            DESCRIPTION
 --------                           -----------
  3.1(2)  Third Amended and Restated Certificate of Incorporation of the
          Company.
  3.2(2)  Amended and Restated By Laws of the Company.
  4.1(1)  Specimen certificate representing the Common Stock.
 10.1(1)* 1988 Stock Plan.
 10.2(1)* 1989 Stock Plan.
 10.3(1)* 1995 Stock Plan.
 10.4(1)* 1995 Non-Employee Director Stock Option Plan.
 10.5(1)* 1995 Employee Stock Purchase Plan, as amended.
 10.6(1)# License Agreement between the Company and DEKA Products Limited
          Partnership dated March 22, 1993.
 10.7(1)  Series C1 Senior Convertible Preferred Stock Purchase Agreement
          dated as of June 13, 1995.
 10.8(1)  Form of Indemnification Agreement.
 10.9(1)  Lease Agreement between the Company and Cedar Hill Associates
          II of December, 1990, as amended.
 10.10(1) Lease Agreement between the Company and BFA Realty Partnership,
          L.P. d/b/a BFA, Limited Partnership of February 1996.
 11.1**   Statement re computation of per share earnings.
 13.1***  The Company's 1996 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.
 21.1**   List of Subsidiaries of the Company.
 23.1**   Consent of Arthur Andersen LLP.
 24.1**   Power of Attorney (see page 23).
 27.1**   Financial Data Schedule.

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1(File No. 333-00300).
(2) Incorporated by reference to the exhibits to the Company Registration Statement on Form S-1 (File No. 333-19367).
* Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed herewith.
*** Such report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Annual Report on Form 10-K.
#  Confidential treatment granted as to certain portions.