Form 10-Q
period 1997-03-31
CYTYC CORP
filed 1997-05-14
CIK 849778

--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly period ended March 31, 1997

                                       OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the Transition period from ______ to ______



                        Commission File Number 0-27558

                               CYTYC CORPORATION

            (Exact name of registrant as specified in its charter)


          Delaware                            02-0407755
_______________________________     ________________________________
(State or other jurisdiction of     (IRS Employer Identification No.)
 incorporation or organization)

                    85 Swanson Road,  Boxborough, MA  01719
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

             Yes  [X]       No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of May 5, 1997 was 17,241,736.


                           Total Number of Pages:  15

                          Exhibit Index is on Page 13

--------------------------------------------------------------------------------

                               CYTYC CORPORATION


                                     INDEX
                                     -----



                                                                                   Page
                                                                                   ____
PART I        FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets
                December 31, 1996 and March 31, 1997                                 3

              Consolidated Statements of Operations
                for the three months ended March 31, 1996
                and 1997                                                             4

              Consolidated Statements of Cash Flows
                for the three months ended March 31, 1996
                and 1997                                                             5


              Notes to Consolidated Financial Statements                             6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              8


PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Change in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE



Part I  Financial Information

  Item 1. Consolidated Financial Statements

                                       CYTYC CORPORATION

                                  CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share and per share data)
____________________________________________________________________________________________________

                                                                     December 31,         March 31,
                                                                         1996               1997
                                                                         ----               ---
                                                                                        (Unaudited)
Assets:

    Current assets
                Cash and cash equivalents                            $  27,572           $  71,157
                Short-term investments                                  11,485              34,308
                Accounts receivable, net                                 2,682               2,683
                Inventories                                              1,463               1,628
                Prepaid expenses and other current assets                  771                 565
                                                                     ---------           ---------
    Total current assets                                                43,973             110,341
                                                                     ---------           ---------
    Property and equipment, net                                          5,251               5,462
    Other assets                                                           959                 941
                                                                     ---------           ---------
Total assets                                                         $  50,183           $ 116,744
                                                                     =========           =========
Liabilities:
    Current liabilities
                Accounts payable                                     $   1,034           $   1,407
                Accrued expenses                                         1,944               3,734
                Deferred revenue                                           524                 754
                                                                     ---------           ---------
    Total current liabilities                                            3,502               5,895
                                                                     ---------           ---------
Stockholders' equity:
    Preferred Stock, $0.01 par value-
                Authorized 5,000,000 shares
                No shares issued or outstanding                              -                   -

    Common stock, $0.01 par value-
                Authorized 30,000,000 shares
                Issued and outstanding 14,013,002 shares
                in 1996 and 17,235,736 at March 31, 1997                   140                 173
    Additional paid-in capital                                          93,648             164,378
    Accumulated deficit                                                (47,107)            (53,702)
                                                                     ---------           ---------
                Total stockholders' equity                              46,681             110,849
                                                                     ---------           ---------
Total liabilities and stockholders' equity                           $  50,183           $ 116,744
                                                                     =========           =========

See accompanying notes.



                                     CYTYC CORPORATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                           (in thousands, except per share data)

                                        (Unaudited)
______________________________________________________________________________________________

                                                                       Three Months Ended
                                                                  ---------------------------
                                                                  March 31,         March 31,
                                                                    1996              1997
                                                                  ---------         ---------
Net sales                                                         $   1,114         $   3,440
Cost of sales                                                           734             1,510
                                                                  ---------         ---------
         Gross profit                                                   380             1,930

Operating expenses:
     Research and development                                           866             1,535
     Sales, marketing and customer support                            1,708             6,632
     General and administrative                                         644             1,396
                                                                  ---------         ---------
         Total operating expenses                                     3,218             9,563
                                                                  ---------         ---------

Income (loss) from operations                                        (2,838)           (7,633)

Other income (expense)                                                  (16)                -
Interest income, net                                                    186             1,038
                                                                  ---------         ---------
         Total other income (expense)                                   170             1,038
                                                                  ---------         ---------

Net income (loss)                                                 $  (2,668)        $  (6,595)
                                                                  =========         =========
Net income (loss) per share                                       $   (0.25)        $   (0.42)
                                                                  =========         =========
Shares used in computing net income (loss) per share                 10,880            15,718
                                                                  =========         =========
See accompanying notes

                               CYTYC CORPORATION

                           STATEMENTS OF CASH FLOWS

                                (in thousands)

                                  (Unaudited)
____________________________________________________________________________________________

                                                                     Three Months Ended
                                                                 ------------------------------
                                                                   March 31,         March 31,
                                                                     1996             1997
                                                                  ---------         ---------
Cash flows from operating activities:
        Net loss                                                  $  (2,668)        $  (6,595)
        Adjustments to reconcile net loss to
        net cash used in operating activities
                Depreciation and amortization                            83               302
                Changes in assets and liabilities --
                        Accounts receivable                             563                (1)
                        Inventories                                    (128)             (165)
                        Prepaid expenses and other assets               (36)              206
                        Accounts payable                                (95)              373
                        Accrued expenses                                584             1,790
                        Deferred revenue                                 (1)              230
                                                                  ---------         ---------
                             Net cash used in operating
                              activities                             (1,698)           (3,860)
                                                                  ---------         ---------

Cash flows from investing activities:
        Increase in other assets                                       (110)              (90)
        Purchase of property and equipment                           (1,262)             (405)
        Purchases of short-term investments                               -           (26,801)
        Proceeds from sale and maturity of
         short-term invstments                                            -             3,978
                             Net cash used in investments            (1,372)          (23,318)
                                                                  ---------         ---------

Cash flows from financing activities:
        Exercise of stock options                                         5               182
        Proceeds from sale of common stock                           43,290            70,581
                                                                  ---------         ---------
                             Net cash provided by
                              financing activities                   43,295            70,763
                                                                  ---------         ---------
Net increase in cash and cash equivalents                            40,225            43,585
Cash and cash equivalents, beginning of period                        5,665            27,572
                                                                  ---------         ---------
Cash and cash equivalents, end of period                          $  45,890         $  71,157
                                                                  =========         =========

See accompanying notes.


                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTES

1.  Significant Accounting Policies

    The notes and accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27558).

    The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

    The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Cash and Cash Equivalents

    Cash equivalents consist of money market mutual funds, commercial paper and U.S. Government securities with original maturities of three months or less.

3.  Short-term Investments

    The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

    Short-term investments consist of U.S. Government securities with original maturities between three and twelve months. The Company classifies these short-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market. Aggregate fair value, amortized cost and average maturity for marketable securities held at March 31, 1997 and December 31, 1996 are as follows:


                                              Amortized        Gross Unrealized          Fair
                                                Cost        Holding Gains (Losses)      Value
                                              ---------     ----------------------     -------
March 31, 1997                                                   (in thousands)
--------------
U.S. Government and Agency
   securities (average maturity of
   .57 years).....................             $34,308       91          -              $34,399
                                               =======       ==          =              =======
December 31, 1996
-----------------
U.S. Government and Agency
   securities (average maturity of
   .44 years).....................             $11,485       66          -              $11,551
                                               =======       ==          =              =======


4.  Net Loss Per Share

    Net loss per share for the three months ended March 31, 1997 is computed based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of stock options and warrants and are not included in the calculation of earnings per share because their effect would be antidilutive. Fully diluted earnings per share have not been presented, as the amounts would not differ significantly from primary earnings per share.


5.  Follow-on Public Offering of  Securities

    On February 6, 1997, the Company sold through an underwritten follow-on public offering 2,650,000 shares of common stock at a price to the public of $23.50 per share, while existing shareholders sold 1,000,000 shares of common stock. On February 20, 1997, the underwriters of the follow-on public offering exercised their over-allotment option in full to purchase an additional 547,500 shares of the Company's common stock at a price to the public of $23.50 per share.

6.  New Accounting Standard

    On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted by the Company, SFAS No. 128 will require restatement of prior years' earnings per share. The Company will adopt SFAS No. 128 for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

    OVERVIEW

    The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep System consists of the Thin Prep 2000 Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. To date, most of the Company's revenues have been derived from sales of the ThinPrep System for use in non-gynecological testing applications.

    Since inception, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, expansion of the Company's manufacturing capabilities, and the establishment of a marketing and sales organization. The Company expects such losses to continue for the foreseeable future as it expands its domestic and establishes its international marketing and sales activities, continues its product development efforts, and commences full-scale manufacturing of the ThinPrep System for cervical cancer screening. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, including the extent to which the Company's products gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and establishes its international sales and distribution networks, the timing of any approvals of the ThinPrep System for reimbursement by third-party payors, and other factors, many of which are outside the Company's control.

    In June 1996, the Company moved from a 17,500 square foot facility to a 51,000 square foot facility. The Company has installed and has validated new custom-built automated equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System. Such new equipment became fully operational at the end of the first quarter of 1997.

    The Company believes, that in the United States, the current rate of reimbursement of laboratories from insurance companies, managed care organizations and other third-party payors to screen conventional Pap smears ranges from $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement. The Company believes that the cost per ThinPrep Pap Test, plus a laboratory mark-up, will be billed to third-party payors and result in a higher cost than the current charge for conventional Pap tests.

    The Company believes that its expanded FDA labeling supported by clinical field and trial results may assist in the establishment of increased reimbursement for the ThinPrep Pap Test. Although United HealthCare Corporation and Blue Cross Blue Shield of Massachusetts have announced that they will expand their health care coverage to include the ThinPrep Pap Test, the applicable rate of reimbursement has yet to be negotiated between United HealthCare Corporation or its various plans or Blue Cross Blue Shield of Massachusetts, as the case may be, and the specific clinical laboratories servicing such plans. There can be no assurance that additional third-party payors will provide such coverage, that reimbursement levels will be adequate, or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.

    The Company will continue to increase the amount of expenditures for marketing, and customer support activities, principally in support of the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States, which commenced in early 1997. There can be no assurance, however, that such investments will result in increased net sales or that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. The Company will continue to significantly increase its expenditures for research and development to fund development of follow-on products and additional applications of the ThinPrep technology. The Company will also continue to increase the amount of expenditures for administrative activities, principally for the employment of additional administrative personnel, increases in professional fees and the incremental costs associated with being a public-held company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

    Net sales increased to $3.4 million in 1997 from $1.1 million in 1996, an increase of 208.8% This increase in net sales was primarily due to an increase in the number of ThinPrep Processors sold, sales of the Company's ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological testing. Gross profit increased to $1.9 million in 1997 from $380,000 in 1996, an increase of 407.9%, and the gross margin increased to 56.1% in 1997 from 34.1% in 1996. Management attributes the increase in gross margin in 1997 to the introduction and sales of the ThinPrep Pap Test beginning in the later part of 1996 and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors, offset partially by the lower unit margin for unit sales to existing customers upgrading to the ThinPrep 2000 Processor.

    Total operating expenses increased to $9.6 million in 1997 from $3.2 million in 1996, an increase of 197.2%. Research and development costs increased to $1.5 million in 1997 from $866,000 in 1996, an increase of 77.3%, as a result of employment of additional research and development personnel and engineering consulting expenses. Sales, marketing and customer support increased to $6.6 million in 1997 from $1.7 million in 1996, an increase of 288.3%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commission expenses, and additional marketing consulting costs related to the commercial launch of the ThinPrep Pap Test. General and administrative costs increased to $1.4 million in 1997 from $644,000 in 1996, an increase of 116.8%, due to the employment of additional administrative personnel, increased business insurance costs and expenses associated with being a publicly-held company.

    Net interest income increased to $1.0 million in the first quarter of 1997 from $186,000 for the same period of 1996, an increase of 510.6%, due to an increase in the average cash balance available for investment.


LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $53.7 million as of March 31, 1997. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $164.6 million, net of offering expenses. At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $105.5 million. Cash, cash equivalents and short-term investments increased during 1997 primarily due to the issuance of 3,197,500 shares of Common Stock in connection with the Company's follow-on public offering for aggregate net proceeds of approximately $70.6 million. Cash used in the Company's operations during the first quarter of 1997 was $3.9 million compared to $1.7 million in the first quarter of 1996, an increase of 127.3%. The increase in cash used in operations in the first quarter of 1997 was due to increased levels of operating activities, primarily for the expansion of its marketing, sales and customer support organizations.

    The Company's capital expenditures for the quarters ended March 31, 1997 and 1996 were $405,000 and $1.3 million, respectively. The higher level of capital expenditures in the first quarter ended March 31, 1996 was due primarily to amounts paid for customized manufacturing equipment and leasehold improvements for the Company's larger facility.

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

    Accounts receivable remained at the same level from December 31, 1996 to March 31, 1997 due to increased sales, partially offset by improved collection efforts. Inventories increased approximately $165,000 to $1.6 million from December 31, 1996 to March 31, 1997 due primarily to the Company's planned sales increase in ThinPrep

2000 Processors and related reagents, filters and other supplies. Stockholders' equity increased approximately $64.2 million from December 31, 1996 to March 31, 1997 primarily due to the sale of 3,197,500 shares of Common Stock in connection with the Company's follow-on public offering in February 1997, which was offset by the net loss of $6.6 million.

    The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, the resources required to expand manufacturing capacity, and the extent to which the ThinPrep System for cervical cancer screening generates market acceptance and demand. The Company's capital requirements will also depend upon the progress of the Company's research and development programs including clinical trials, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

    The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding the implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of market acceptance and additional cost, a limited number of customers and a lengthy sales cycle, a limited operating history, risks associated with commercialization, dependence on third party reimbursement, limited marketing and sales experience, a history of losses, potential fluctuations in future quarterly results, intense competition, uncertainty of additional applications, extensive government regulation, limited manufacturing experience, dependence on patents and copyrights, licenses and proprietary rights, risk of third party claims of infringement and dependence on single source suppliers. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

         (a)       Exhibits.
                   --------

                   11.1  Statement of Computation of Weighted
                         Average Shares Outstanding

                   27    Financial Data Schedule

         (b)       Reports on Form 8-K.
                   -------------------

                   The Company filed a report on form 8-K on April 15, 1997 reporting the commencement of a lawsuit against Neuromedical Systems, Inc., The PIE Mutual Insurance Company and other parties in the United States District Court in Massachusetts (Civil Action No. 97-10740).

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CYTYC CORPORATION


Date: May 14, 1997              By: /s/ Joseph W. Kelly
                                    -------------------
                                    Joseph W. Kelly
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                    Description                                            Page
-------                   -----------                                            ----
11.1                      Statement of Computation of Weighted Average
                          Shares Outstanding

27                        Financial Data Schedule
