Form 10-Q
period 1997-06-30
CYTYC CORP
filed 1997-08-08
CIK 849778

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1997

                                      OR

       [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.
                  For the Transition period from        to
                                                 ------    ------


                        Commission File Number 0-27558

                               CYTYC CORPORATION
            (Exact name of registrant as specified in its charter)


              Delaware                                  02-0407755
 --------------------------------           ------------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                     85 Swanson Road, Boxborough, MA 01719
                     -------------------------------------
         (Address of principal executive offices, including Zip Code)

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

           Yes  [X]       No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of July 31, 1997 was 17,293,799.


                            Total Number of Pages:

                           Exhibit Index is on Page

--------------------------------------------------------------------------------

                               CYTYC CORPORATION


                                     INDEX
                                     -----

                                                                          Page
                                                                          ----

Part I        Financial Information

      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets
               December 31, 1996 and June 30, 1997                           3

              Consolidated Statements of Operations
               for the three months and six months ended
               June 30, 1996 and 1997                                        4

              Consolidated Statements of Cash Flows
               for the three months and six months ended
               June 30, 1996 and 1997                                        5


              Notes to Consolidated Financial Statements                     6

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8


Part II       Other Information

      Item 1. Legal Proceedings

      Item 2. Change in Securities

      Item 3. Defaults upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K

Signature

Part I Financial Information
  Item 1. Consolidated Financial Statements


                                Cytyc Corporation
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)
--------------------------------------------------------------------------------


                                                                            December 31,              June 30,
                                                                               1996                     1997
                                                                               ----                     ----
Assets:
  Current assets
           Cash and cash equivalents                                      $   27,572               $   49,762
           Short-term investments                                             11,485                   49,385
           Accounts receivable, net                                            2,682                    3,775
           Inventories                                                         1,463                    1,810
           Prepaid expenses and other current assets                             771                      757
                                                                          ----------               ----------

  Total current assets                                                        43,973                  105,489
                                                                          ----------               ----------

  Property and equipment, net                                                  5,251                    5,602
  Other assets                                                                   959                    1,264
                                                                          ----------               ----------

Total assets                                                              $   50,183               $  112,355
                                                                          ==========               ==========
Liabilities:
  Current liabilities
           Accounts payable                                               $    1,034               $      830
           Accrued expenses                                                    1,944                    6,418
           Deferred revenue                                                      524                      781
                                                                          ----------               ----------

  Total current liabilities                                                    3,502                    8,029
                                                                          ----------               ----------

Stockholders' equity:
  Preferred stock, $0.01 par value-
           Authorized 5,000,000 shares
           No shares issued or outstanding                                         -                        -
  Common stock, $0.01 par value-
           Authorized 60,000,000 shares
           Issued and outstanding 14,013,002 shares
           in 1996 and 17,280,599 at June 30, 1997                               140                      173
  Additional paid-in capital                                                  93,648                  164,521
  Accumulated deficit                                                        (47,107)                 (60,368)
                                                                          ----------               ----------

           Total stockholders' equity                                         46,681                  104,326
                                                                          ----------               ----------

Total liabilities and stockholders' equity                                $   50,183               $  112,355
                                                                          ==========               ==========


See accompanying notes.

                                Cytyc Corporation
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
--------------------------------------------------------------------------------

                                                           Three Months Ended                Six Months Ended
                                                     ----------------------------      --------------------------
                                                      June 30,          June 30,        June 30,        June 30,
                                                        1996              1997           1996             1997
                                                     ---------         ---------       --------        ----------
Net sales                                            $   1,680         $   5,161       $  2,794        $    8,601
Cost of sales                                            1,091             1,853          1,825             3,363
                                                     ---------         ---------       --------        ----------
          Gross profit                                     589             3,308            969             5,238
                                                     ---------         ---------       --------        ----------

Operating expenses:
     Research and development                            1,311             1,441          2,177             2,976
     Sales, marketing and customer support               1,962             8,058          3,670            14,690
     General and administrative                            795             1,895          1,439             3,291
                                                     ---------         ---------       --------        ----------
          Total operating expenses                       4,068            11,394          7,286            20,957
                                                     ---------         ---------       --------        ----------

Loss from operations                                    (3,479)           (8,086)        (6,317)          (15,719)

Interest income, net                                       715             1,420            885             2,458
                                                     ---------         ---------       --------        ----------

Net loss                                             $  (2,764)        $  (6,666)      $ (5,432)       $  (13,261)
                                                     ---------         ---------       --------        ----------
Net loss per share                                   $   (0.20)        $   (0.39)      $  (0.44)       $   (0.80)
                                                     ---------         ---------       --------        ----------
Shares used in computing net loss per share             13,612            17,256         12,246            16,487
                                                     ---------         ---------       --------        ----------

See accompanying notes.

                               Cytyc Corporation
                           Statements of Cash Flows
                                (in thousands)
--------------------------------------------------------------------------------

                                                                   Three Months Ended                 Six Months Ended
                                                               ------------------------           -------------------------
                                                                 June 30,       June 30,           June 30,       June 30,
                                                                  1996           1997                1996           1997
                                                               ---------       ---------          ---------      ----------
Cash flows from operating activities:
   Net loss                                                    $  (2,764)     $  (6,666)          $  (5,432)     $  (13,261)
   Adjustments to reconcile net loss to
   net cash used in operating activities
      Depreciation and amortization                                  116            151                 199             453
      Changes in assets and liabilities --
         Accounts receivable                                        (196)        (1,092)                367          (1,093)
         Inventories                                                (109)          (182)               (237)           (347)
         Prepaid expenses and other assets                          (416)          (192)               (452)             14
         Accounts payable                                            544           (577)                449            (204)
         Accrued expenses                                            189          2,684                 773           4,474
         Deferred revenue                                             51             27                  50             257
                                                               ---------      ---------           ---------      ----------
            Net cash used in operating activities                 (2,585)        (5,847)             (4,283)         (9,707)
                                                               ---------      ---------           ---------      ----------

Cash flows from investing activities:
   Increase in other assets                                         (262)          (215)               (372)           (305)
   Purchase of property and equipment                             (1,780)          (399)             (3,042)           (804)
   Purchases of short-term investments                           (13,719)       (22,955)            (13,719)        (49,756)
   Proceeds from sale and maturity of short-term investments       1,468          7,878               1,468          11,856
                                                               ---------      ---------           ---------      ----------
            Net cash used in investing activities                (14,293)       (15,691)            (15,665)        (39,009)
                                                               ---------      ---------           ---------      ----------
Cash flows from financing activities:
   Proceeds from employee stock purchase program                       -            109                   -             109
   Proceeds from exercise of stock options                            76             34                  81             217
   Proceeds from sale of common stock                              6,696              -              49,986          70,580
                                                               ---------      ---------           ---------      ----------
            Net cash provided by financing activities              6,772            143              50,067          70,906
                                                               ---------      ---------           ---------      ----------

Net increase (decrease) in cash                                  (10,106)       (21,395)             30,119          22,190
Cash and cash equivalents, beginning of period                    45,890         71,157               5,665          27,572
                                                               ---------      ---------           ---------      ----------

Cash and cash equivalents, end of period                       $  35,784      $  49,762           $  35,784      $   49,762
                                                               =========      =========           =========      ==========

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


                                            Amortized           Gross Unrealized                Fair
                                              Cost       Holding Gains     Holding Losses       Value
June 30, 1997                                 ----       -------------     --------------       -----
-------------                                                   (in thousands)
U.S. Government and Agency
 securities (average maturity of
 .53 years)................................  $49,385        $116                -              $49,501
                                             =======        ====                =              =======

December 31, 1996
-----------------
U.S. Government and Agency
securities (average maturity of
 .44 years..................................  $11,485        $66                 -              $11,551
                                             =======        ===                 =              =======

4. Net Loss Per Share

     Net loss per share for the three months and six months ended June 30, 1997 are computed based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of stock options and warrants and are not included in the calculation of earnings per share because their effect would be antidilutive. Fully diluted earnings per share have not been presented, as the amounts would not differ significantly from primary earnings per share.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      OVERVIEW

     The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep System consists of the ThinPrep 2000 Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method.

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

     The Company will continue to increase the amount of expenditures for marketing, sales and customer support activities, principally in support of the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States, which commenced in early 1997. During the three months ended June 30, 1997, the Company entered into a number of agreements in connection with its marketing and sales activities, including a co-promotion agreement with Mead Johnson & Company, a division of Bristol-Myers Squibb, to promote the ThinPrep Pap Test to obstetricians in the United States, and an agreement with Quest Diagnostics Incorporated to provide ThinPrep Pap Testing at its clinical laboratories in the United States. The Quest Diagnostic agreement is exclusive in that Quest will only provide other liquid-based mono or thin layer sample preparation technologies if FDA labeling claims for such products exceed the FDA labeling claims of the ThinPrep System and will only provide computer aided rescreening upon customer initiated request. Quest Diagnostics and the Company agreed to coordinate their efforts in planning and marketing the ThinPrep Tests to medical professionals and third party payors. There can be no assurance that such marketing, sales and customer support activities will result in increased net sales, that the agreements with Mead Johnson & Company, Quest Diagnostics Incorporated or other third parties will be successful, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

     The Company believes that sales of the ThinPrep System for cervical cancer screening in the United States will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations and Medicare and Medicaid. The Company believes that in the United States the current rate of reimbursement of laboratories from insurance companies, managed care organizations and other third-party payors to screen conventional Pap smears ranges from $6.00 to $36.00, with $17.00 the most common rate of reimbursement. The Company believes that the cost per ThinPrep Pap Test, plus a laboratory mark-up, will be billed to third-party payors and result in a higher cost than the current charge for a conventional pap test.

     The Company believes that its expanded FDA labeling supported by clinical field and trial results may assist in the establishment of increased reimbursement for the ThinPrep Pap Test. There can be no assurance that third-party payors will provide such coverage, that reimbursement levels will be adequate, or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.

     The company will continue to increase its expenditures for research and development to fund the development of follow-on products and additional applications of the ThinPrep technology. The Company will continue to increase the amount of expenditures for administrative activities, principally for the employment of additional administrative personnel, increased business insurance costs, legal expenses and professional fees.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

     Net sales increased 207.2% to $5.2 million in the second quarter of 1997 from $1.7 million for the same period of 1996. This increase in net sales was primarily due to an increase in the number of ThinPrep Processors sold, sales of the Company's ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological and gynecological testing. Gross profit increased 461.6% to $3.3 million in the second quarter of 1997 from $589,000 for the same period of 1996, and the gross margin increased to 64.1% in the second quarter of 1997 from 35.0% for the same period of 1996. Management attributes the increase in gross margin in 1997 to the introduction and sales of the ThinPrep Pap Test beginning in the later part of 1996 and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors.

     Total operating expenses increased to $11.4 million for the three months ended June 30, 1997 from $4.1 million in the same period of 1996, an increase of 180.0%. Research and development costs increased to $1.4 million in 1997 from $1.3 million in the same period of 1996, an increase of 9.9%, as a result of employment of additional research and development personnel. Sales, marketing and customer support increased to $8.1 million in the second quarter of 1997 from $2.0 million in the same period of 1996, an increase of 310.7%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commission expenses, expenses associated with the Mead Johnson co-promotion agreement, and additional marketing consulting costs related to the commercial launch of the ThinPrep Pap Test. General and administrative costs increased to $1.9 million in the second quarter of 1997 from $795,000 in the same period of 1996, an increase of 138.4%, due to the employment of additional administrative personnel, increased business insurance costs, and legal expenses.

     Net interest income increased to $1.4 million in the second quarter of 1997 from $715,000 for the same period of 1996, an increase of 98.6%, due to an increase in the average cash balance available for investment.

Six Months Ended June 30, 1997 and 1996

     Net sales increased 207.8% to $8.6 million in the first half of 1997 from $2.8 million for the same period of 1996. This increase in net sales was primarily due to an increase in the number of ThinPrep Processors sold, sales of the Company's ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological and gynecological testing. Gross profit increased 440.6% to $5.2 million in the first half of 1997 from $969,000 for the same period of 1996, and the gross margin increased to 60.9% in the first half of 1997 from 34.7% for the same period of 1996. Management attributes the increase in gross margin in 1997 to the introduction and sales of the ThinPrep Pap Test beginning in the later part of 1996 and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors.

     Total operating expenses increased to $21.0 million for the six months ended June 30, 1997 from $7.3 million in the same period of 1996, an increase of 187.6%. Research and development costs increased to $3.0 million in 1997 from $2.2 million in the same period of 1996, an increase of 36.7%, as a result of employment of additional research and development personnel. Sales, marketing and customer support increased to $14.7 million in the first half of 1997 from $3.7 million in the same period of 1996, an increase of 300.3%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commission expenses, expenses associated with the Mead Johnson co-promotion agreement, and additional marketing consulting costs related to the commercial launch of the ThinPrep Pap Test. General and administrative costs increased to $3.3 million in the first half of 1997 from $1.4 million in the same period of 1996, an increase of 128.7%, due to the employment of additional administrative personnel, increased business insurance costs, and legal expenses.

     Net interest income increased to $2.5 million in the first half of 1997 from $885,000 for the same period of 1996, an increase of 177.7%, due to an increase in the average cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $60.4 million as of June 30, 1997. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $164.7 million, net of offering expenses. At June 30, 1997, the Company had cash, cash equivalents and short-term investments of $99.1 million. Cash, cash equivalents and short-term investments increased during 1997 primarily due to the issuance of 3,197,500 shares of Common Stock in connection with the Company's follow-on public offering for aggregate net proceeds of approximately $70.6 million. Cash used in the Company's operations during the second quarter of 1997 was $5.8 million compared to $2.6 million in the second quarter of 1996, an increase of 126.1%. The increase in cash used in operations in the second quarter of 1997 was due to increased levels of operating activities, primarily for the expansion of its marketing, sales and customer support organizations.

     The Company's capital expenditures for the quarters ended June 30, 1997 and 1996 were $399,000 and $1.8 million, respectively. The higher level of capital expenditures in the second quarter ended June 30, 1996 was due primarily to amounts paid for customized manufacturing equipment and leasehold improvements for the Company's larger facility.

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

     Accounts receivable increased $1.1 million from December 31, 1996 to June 30, 1997 due to increased sales, partially offset by improved collection efforts. Inventories increased approximately $347,000 to $1.8 million from December 31, 1996 to June 30, 1997 due primarily to the Company's planned sales increase in ThinPrep 2000 Processors and related reagents, filters and other supplies. Stockholders' equity increased approximately $57.6 million from December 31, 1996 to June 30, 1997 primarily due to the sale of 3,197,500 shares of Common Stock in connection with the Company's follow-on public offering in February 1997, which was offset by the net loss of $13.3 million.

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

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding current or future financial performance, the implementation of the Company's full-scale marketing and sales activities, availability of reimbursement for the Company's product, management's plans and objectives for future operations, product plans and performance, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of market acceptance and additional cost, a limited number of customers and a lengthy sales cycle, a limited operating history, risks associated with commercialization, dependence on third party reimbursement, limited marketing and sales experience, a history of losses, potential fluctuations in future quarterly results, intense competition, uncertainty of additional applications, extensive government regulation, limited manufacturing experience, dependence on patents and copyrights, licenses and proprietary rights, risk of third party claims of infringement, and dependence on single source suppliers. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition. Because of these and other factors, past financial performance should not be considered an indication of future performance.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.
        -----------------

        On April 15, 1997, Cytyc Corporation (the "Company") commenced a lawsuit against Neuromedical Systems, Inc. ("NSI"), The PIE Mutual Insurance Company ("PIE") and other parties in the United States District Court in Massachusetts (Civil Action No. 97-10740). The action was dismissed without prejudice as to certain defendants, and dismissed as to the remaining defendants following the court's determination that personal jurisdiction was lacking.

        The Company refiled against NSI and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. CIV 4642). The lawsuit includes claims of false and misleading advertising, unfair and deceptive trade practices, unfair competition, misappropriation of trade secrets, tortious interference with the Company's business relationships and defamation. In addition to seeking preliminary and permanent injunctions to stop NSI and its officers from such conduct, the Company seeks treble damages. On July 30, 1997, NSI moved to dismiss the Company's complaint. NSI's motion to dismiss has not been decided.

        The Company also refiled against PIE and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV 1779). The complaint alleges false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. The Company is seeking injunctive relief as well as treble damages. The defendants have not responded to the Complaint.

        On May 14, 1997, Cytology West, Inc. filed Suit against the Company in the United States District Court for the District of Nevada (Civil Action No. CV-S-97-00594-LDG(LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court has not rendered a decision on the Company's motion. While the outcome of the action cannot be determined, the Company believes the action is without merit, and intends to defend the action vigorously. The Company further believes that the action will not have a material effect on the Company's financial operation or financial condition.

Item 2. Changes in Securities.
        ---------------------

        On May 9, 1997, the Company increased the number of authorized shares of Common Stock, $.01 par value, from 30,000,000 to 60,000,000. See Item 4 below.

Item 3. Defaults upon Senior Securities.
        -------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

        At the Company's annual meeting of stockholders held May 9, 1997 (the "1997 Annual Meeting"), the Company's stockholders took the following actions:


        1. The Company's stockholders elected Janet G. Effland, C. William McDaniel and Patrick J. Sullivan as Class I directors, each to serve for a three-year term expiring at the Company's annual meeting of stockholders in 2000 or until his successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 1997 Annual Meeting. With respect to such matter, the votes were cast as follows: 15,121,628 shares voted for the election of Ms. Effland, 15,032,662 shares voted for the election of Mr. McDaniel, 15,121,778 shares voted for the election of Mr. Sullivan, 16,785 shares were withheld from the election of Ms. Effland, 105,751 shares were withheld from the election of Mr. McDaniel, and 16,635 shares were withheld from the election of Mr. Sullivan. No other persons were nominated, or received votes, for election as directors of the company at the 1997 Annual Meeting. The other directors of the Company whose term of office continued after the annual meeting were: Frederick
               C. Blume, Franklin J Iris, Edwin M. Kania, Jr., Guy de Chazal and Monroe Trout, M.D.

        2. The Company's stockholders approved and adopted an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $.01 per share, from 30,000,000 to 60,000,000 shares. With respect to such matter, the votes were cast as follows: 14,857,414 shares voted for the proposal, 164,151 shares voted against the proposal, 10,666 shares abstained from voting on the proposal and 106,182 shares were broker non-votes.

        3. The Company's stockholders ratified the selection of Arthur Andersen LLP, independent certified public accountants, as auditors for the Company's fiscal year ending December 31, 1997. With respect to such matter, the votes were cast as follows:
               15,124,618 shares voted for the proposal, 7,880 shares voted against the proposal, 5,915 shares abstained from voting on the proposal and no shares were broker non-votes.

Item 5. Other Information.
        -----------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a)      Exhibits.
                 --------

                 10* Co-Promotion Agreement dated as of May 27, 1997, by and between Mead Johnson & Company, a Delaware corporation, and the Company.

                 11.1 Statement of Computation of Weighted Average Shares Outstanding

                 27      Financial Data Schedule

                 *Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

        (b)      Reports on Form 8-K.
                 --------------------

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


                                CYTYC CORPORATION



Date: August 8, 1997            By: /s/ Joseph W. Kelly
                                    ----------------------------------------
                                    Joseph W. Kelly
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number    Description                                                      Page
------    -----------                                                      ----
10*       Co-promotion Agreement dated as of May 27, 1997, by and between
          Mead Johnson & Company, a Delaware corporation, and the Company

11.1      Statement of Computation of Weighted Average Shares Outstanding

27        Financial Data Schedule

* Confidential Treatment requested as to omitted portions pursuant to rule 246-2 promulgated under the Securities Exchange Act of 1934, as amended.