Form 10-Q
period 1997-09-30
CYTYC CORP
filed 1997-11-07
CIK 849778

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended September 30, 1997

                                           OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.
                  For the Transition period from ______ to ______



                        Commission File Number 0-27558

                               CYTYC CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                                 02-0407755
    -------------------------------          ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                     85 Swanson Road, Boxborough, MA 01719
                     -------------------------------------
         (Address of principal executive offices, including Zip Code)

                                (978) 263-8000
                                 -------------
             (Registrant's telephone number, including area code)

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

         Yes    [X]            No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of October 31, 1997 was 17,428,504.


                            Total Number of Pages:

                           Exhibit Index is on Page
--------------------------------------------------------------------------------

                               CYTYC CORPORATION

                                     INDEX
                                     -----


                                                                                      Page
                                                                                      ----
Part I            Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                     December 31, 1996 and September 30, 1997                           3

                  Consolidated Statements of Operations
                     for the three months and nine months ended
                     September 30, 1996 and 1997                                        4

                  Consolidated Statements of Cash Flows
                     for the three months and nine months ended
                     September 30, 1996 and 1997                                        5

                  Notes to Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             8


Part II           Other Information

         Item 1.  Legal Proceedings                                                     12

         Item 2.  Change in Securities and Use of Proceeds                              12

         Item 3.  Defaults upon Senior Securities                                       13

         Item 4.  Submission of Matters to a Vote of Security Holders                   13

         Item 5.  Other Information                                                     13

         Item 6.  Exhibits and Reports on Form 8-K                                      13

Signature

Part I   Financial Information
     Item 1. Consolidated Financial Statements


                                Cytyc Corporation
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)
         -----------------------------------------------------------------------

                                                                          December 31,        September 30,
                                                                             1996                 1997
                                                                             ----                 ----
          Assets:
              Current assets
                        Cash and cash equivalents                        $   27,572         $   55,300
                        Short-term investments                               11,485             37,532
                        Accounts receivable, net                              2,682              5,980
                        Inventories                                           1,463              1,786
                        Prepaid expenses and other current assets               771                667
                                                                         ----------         ----------

              Total current assets                                           43,973            101,265
                                                                         ----------         ----------

              Property and equipment, net                                     5,251              5,636
              Other assets                                                      959              1,705
                                                                         ----------         ----------

         Total assets                                                    $   50,183         $  108,606
                                                                         ==========         ==========

         Liabilities:
              Current liabilities
                        Accounts payable                                 $    1,034         $    1,780
                        Accrued expenses                                      1,944              7,805
                        Deferred revenue                                        524                920
                                                                         ----------         ----------

              Total current liabilities                                       3,502             10,505
                                                                         ----------          ----------


         Stockholders' equity:
              Preferred stock, $0.01 par value-
                        Authorized 5,000,000 shares
                        No shares issued or outstanding                           -                  -
              Common stock, $0.01 par value-
                        Authorized 60,000,000 shares
                        Issued and outstanding 14,013,002 shares
                        in 1996 and 17,312,980 in 1997                          140                173
              Additional paid-in capital                                     93,648            164,595
              Accumulated deficit                                           (47,107)           (66,667)
                                                                         ----------         ----------
                        Total stockholders' equity                           46,681             98,101
                                                                         ----------         ----------

         Total liabilities and stockholders' equity                      $  50,183         $  108,606
                                                                         ==========        ==========

         See accompanying notes.

                                Cytyc Corporation
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
--------------------------------------------------------------------------------

                                                             Three Months Ended                    Nine Months Ended
                                                    ------------------------------------   -------------------------------------
                                                     September 30,      September 30,       September 30,      September 30,
                                                          1996              1997                1996                1997
                                                    ----------------  ------------------   ----------------  -------------------
Net sales                                               $ 2,691        $    7,011            $   5,485        $    15,612
Cost of sales                                             1,277             2,011                3,102              5,374
                                                     ----------        ----------            ---------        -----------
         Gross profit                                     1,414             5,000                2,383             10,238
                                                     ----------        ----------            ---------        -----------

Operating expenses:
     Research and development                             1,166             1,428                3,343              4,404
     Sales, marketing and customer support                2,704             9,151                6,374             23,841
     General and administrative                             796             2,124                2,235              5,415
                                                     ----------        ----------            ---------        -----------
     Total operating expenses                             4,666            12,703               11,952             33,660
                                                     ----------        ----------            ---------        -----------

Loss from operations                                     (3,252)           (7,703)              (9,569)           (23,422)

Interest income, net                                        624             1,404                1,509              3,862
                                                     ----------        ----------            ---------        -----------

Net loss                                             $   (2,628)       $   (6,299)           $  (8,060)       $   (19,560)
                                                     ==========        ==========            =========        ===========

Net loss per share                                   $    (0.19)       $    (0.36)           $   (0.63)       $     (1.17)
                                                     ==========        ==========            =========        ===========

Shares used in computing net loss per share              13,710            17,296               12,737             16,758
                                                     ==========        ==========            =========        ===========

See accompanying notes.

                               Cytyc Corporation
                           Statements of Cash Flows
                                (in thousands)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended            Nine Months Ended
                                                                       -------------------------------------------------------------
                                                                       September 30,   September 30,   September 30,   September 30,
                                                                           1996            1997             1996           1997
                                                                       -------------   -------------   -------------   ------------
Cash flows from operating activities:
  Net loss                                                                 $ (2,628)       $ (6,299)       $ (8,060)     $ (19,560)
  Adjustments to reconcile net loss to
  net cash used in operating activities
       Depreciation and amortization                                            139             309             338            762
       Changes in assets and liabilities --
             Accounts receivable                                             (1,145)         (2,205)           (778)        (3,298)
             Inventories                                                       (203)             24            (440)          (323)
             Prepaid expenses and other current assets                           56              90            (396)           104
             Accounts payable                                                (1,369)            950            (920)           746
             Accrued expenses                                                  (349)          1,387             424          5,861
             Deferred revenue                                                    80             139             130            396
                                                                       -------------   -------------   ----------------------------
                 Net cash used in operating activities                       (5,419)         (5,605)         (9,702)       (15,312)
                                                                       -------------   -------------   ----------------------------

Cash flows from investing activities:
  Increase in other assets                                                     (364)           (441)           (736)          (746)
  Purchase of property and equipment                                           (780)           (343)         (3,822)        (1,147)
  Purchases of short-term investments                                        (6,378)         (7,382)        (20,097)       (57,138)
  Proceeds from sale and maturity of short-term investments                   6,697          19,235           8,165         31,091
                                                                       -------------   -------------   -------------   ------------
                 Net cash (used in) provided by investing activities           (825)         11,069         (16,490)       (27,940)
                                                                       -------------   -------------   -------------   ------------

Cash flows from financing activities:
  Proceeds from employee stock purchase program                                   -               -               -            109
  Proceeds from exercise of stock options                                       105              74             186            291
  Proceeds from sale of common stock                                              -               -          49,986         70,580
                                                                       -------------   -------------   -------------   ------------
                 Net cash provided by financing activities                      105              74          50,172         70,980
                                                                       -------------   -------------   -------------   ------------

Net increase (decrease) in cash and cash equivalents                         (6,139)          5,538          23,980         27,728
Cash and cash equivalents, beginning of period                               35,784          49,762           5,665         27,572

                                                                       -------------   -------------   -------------   ------------
Cash and cash equivalents, end of period                                   $ 29,645        $ 55,300        $ 29,645       $ 55,300
                                                                       =============   =============   =============   ============

            See accompanying notes.

                               Cytyc Corporation

                  Notes to Consolidated Financial Statements




NOTES

1.   Significant Accounting Policies

     The notes and accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27558).

     The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

                                        Amortized              Gross Unrealized            Fair
                                          Cost        Holding Gains    Holding Losses     Value
                                          ----        -------------    --------------     -----
September 30, 1997                                              (in thousands)
------------------
U.S. Government and Agency
securities (average maturity of
 .42 years)......................         $37,532            $224            -             $37,756
                                         =======            ====            =              ======
December 31, 1996
-----------------
U.S. Government and Agency
securities (average maturity of
 .44 years)......................         $11,485             $66            -             $11,551
                                         =======             ===            =             =======


4.   Net Loss Per Share

     Net loss per share for the three months and nine months ended September 30, 1997 are computed based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of stock options and warrants and are not included in the calculation of earnings per share because their effect would be antidilutive. Fully diluted earnings per share have not been presented, as the amounts would not differ significantly from primary earnings per share.

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

6.   New Accounting Standard

     On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for annual or interim periods ending after December 15, 1997 and early adoption is not permitted. When adopted by the Company, SFAS No. 128 will require restatement of prior years' earnings per share. The Company will adopt SFAS No. 128 for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

7.   Legal Proceedings

     On April 15, 1997, Cytyc Corporation (the "Company") commenced a lawsuit against Neuromedical Systems, Inc. ("NSI"), The PIE Mutual Insurance Company ("PIE"), Cytylogy West, Inc. ("CWI") and other parties in the United States District Court in Massachusetts (Civil Action No. 97-10740). The action was dismissed without prejudice as to certain defendants, and dismissed as to the remaining defendants following the Court's determination that personal jurisdiction was lacking.

     The Company refiled against NSI and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. CIV 4642). The lawsuit includes claims of false and misleading advertising, unfair and deceptive trade practices, unfair competition, misappropriation of trade secrets, tortious interference with the Company's business relationships and defamation. In addition to seeking preliminary and permanent injunctions to stop NSI and its officers from such conduct, the Company seeks treble damages. On July 30, 1997, NSI moved to dismiss the Company's complaint. On September 5, 1997, the Court denied NSI's motion to dismiss, and on October 3, 1997, NSI filed counterclaims against the Company for false and misleading advertising, unfair competition and defamation.

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

     On May 14, 1997, CWI filed suit against the Company in the United States District Court for the District of Nevada (Civil Action No. CV-S-97-00594-LDG
(LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court has not rendered a decision on the Company's motion. On August 6, 1997 the Company filed counterclaims against Cytology West, Inc. and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process.

     Each of the above pending actions are in the early stages of discovery and, accordingly, the Company is unable to determine the extent of its liability, if any, in such actions.

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

    The Company will continue to increase the amount of expenditures for marketing, sales and customer support activities, principally in support of the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States, which commenced in early 1997. During 1997, the Company entered into a number of agreements in connection with its marketing and sales activities, including a co-promotion agreement with Mead Johnson & Company, a division of Bristol-Myers Squibb, to promote the ThinPrep Pap Test to obstetricians in the United States, and an agreement with Quest Diagnostics Incorporated to provide ThinPrep Pap Testing at its clinical laboratories in the United States. The Quest Diagnostic agreement is exclusive in that Quest will only provide other liquid-based mono or thin layer sample preparation technologies if FDA labeling claims for such products exceed the FDA labeling claims of the ThinPrep System and will only provide computer aided rescreening upon customer initiated request. Quest Diagnostics and the Company agreed to coordinate their efforts in planning and marketing the ThinPrep Tests to medical professionals and third party payors. There can be no assurance that such marketing, sales and customer support activities will result in increased net sales, that the agreements with Mead Johnson & Company, Quest Diagnostics Incorporated or other third parties will be successful, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

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

     The Company will continue to increase its expenditures for sales, marketing and customer support related to the 1997 commercial launch of the ThinPrep Pap Test, for research and development to fund the development of follow-on products and additional applications of the ThinPrep technology. The Company will continue to increase the amount of expenditures for administrative activities, principally for the employment of additional administrative personnel, increased business insurance costs, litigation related legal expenses and other legal and professional fees.


RESULTS OF OPERATIONS

 Three Months Ended September 30, 1997 and 1996

     Net sales increased 160.5% to $7.0 million in the third quarter of 1997 from $2.7 million for the same period of 1996. This increase in net sales was primarily due to an increase in the number of ThinPrep Processors sold, sales of the Company's ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological and gynecological testing. Gross profit increased 253.6% to $5.0 million in the third quarter of 1997 from $1.4 million for the same period of 1996, and the gross margin increased to 71.3% in the third quarter of 1997 from 52.5% for the same period of 1996. Management attributes the increase in gross margin in 1997 primarily to the introduction and sales of the ThinPrep Pap Test beginning in the later part of 1996, the subsequent change in product mix, and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors.

     Total operating expenses increased to $12.7 million for the three months ended September 30, 1997 from $4.7 million in the same period of 1996, an increase of 172.2%. Research and development costs increased to $1.4 million in 1997 from $1.2 million in the same period of 1996, an increase of 22.5%, as a result of employment of additional research and development personnel. Sales, marketing and customer support increased to $9.2 million in the third quarter of 1997 from $2.7 million in the same period of 1996, an increase of 238.4%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commission expenses, expenses associated with the Mead Johnson co-promotion agreement, and additional marketing consulting costs related to the commercial launch of the ThinPrep Pap Test. General and administrative costs increased to $2.1 million in the third quarter of 1997 from $796,000 in the same period of 1996, an increase of 166.8%, due to the employment of additional administrative personnel, increased business insurance costs, and legal expenses.

     Net interest income increased to $1.4 million in the second quarter of 1997 from $624,000 for the same period of 1996, an increase of 125.0%, due to an increase in the average cash balance available for investment.

Nine Months Ended September 30, 1997 and 1996

     Net sales increased 184.6% to $15.6 million in the first nine months of 1997 from $5.5 million for the same period of 1996. This increase in net sales was primarily due to an increase in the number of ThinPrep Processors sold, sales of the Company's ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological and gynecological testing. Gross profit increased 329.6% to $10.2 million in the first nine months of 1997 from $2.4 million for the same period of 1996, and the gross margin increased to 65.6% in the first nine months of 1997 from 43.4% for the same period of 1996. Management attributes the increase in gross margin in 1997 primarily to the introduction and sales of the ThinPrep Pap Test beginning in the later part of 1996, the subsequent change in product mix, and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors.

     Total operating expenses increased to $33.7 million for the nine months ended September 30, 1997 from $12.0 million in the same period of 1996, an increase of 181.6%. Research and development costs increased to $4.4 million in 1997 from $3.3 million in the same period of 1996, an increase of 31.7%, as a result of employment of additional research and development personnel. Sales, marketing and customer support increased to $23.8 million in the first nine months of 1997 from $6.4 million in the same period of 1996, an increase of 274.0%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commission expenses, expenses associated with the Mead Johnson co-promotion agreement, and additional marketing consulting costs related to the commercial launch of the ThinPrep Pap Test. General and administrative costs increased to $5.4 million in the first nine months of 1997 from $2.2 million in the same period of 1996, an increase of 142.3%, due to the employment of additional administrative personnel, increased business insurance costs, and legal expenses.

     Net interest income increased to $3.9 million in the first nine months of 1997 from $1.5 million for the same period of 1996, an increase of 155.9%, due to an increase in the average cash balance available for investment.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $66.7 million as of September 30, 1997. The Company has funded its operations primarily through the private placement and public sale of its equity securities aggregating $164.8 million, net of offering expenses. At September 30, 1997, the Company had cash, cash equivalents and short-term investments of $92.8 million. Cash, cash equivalents and short-term investments increased during 1997 primarily due to the issuance of 3,197,500 shares of Common Stock in connection with the Company's follow-on public offering for aggregate net proceeds of approximately $70.6 million. Cash used in the Company's operations during the third quarter of 1997 was $5.6 million compared to $5.4 million in the third quarter of 1996, an increase of 3.4%. The increase in cash used in operations in the third quarter of 1997 was due to increased levels of operating activities, primarily for the expansion of its marketing, sales and customer support organizations.

     The Company's capital expenditures for the quarters ended September 30, 1997 and 1996 were $343,000 and $780,000, respectively. The higher level of capital expenditures in the third quarter ended September 30, 1996 was due primarily to amounts paid for customized manufacturing equipment and leasehold improvements for the Company's larger facility.

     The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of the net sales of the ThinPrep Processor, filter cylinder disposable products which are used with the ThinPrep System, and improvements made by the Company relating to such items. There are no minimum royalty payments in connection with this license.

     Accounts receivable increased $3.3 million from December 31, 1996 to September 30, 1997 due to increased sales of ThinPrep 2000 processors and related reagents, filters and other supplies. Inventories increased approximately $323,000 to $1.8 million from December 31, 1996 to September 30, 1997 due primarily to the Company's planned sales increase in ThinPrep 2000 Processors and related reagents, filters and other supplies. Stockholders' equity increased approximately $51.4 million from December 31, 1996 to September 30, 1997 primarily due to the sale of 3,197,500 shares of Common Stock in connection with the Company's follow-on public offering in February 1997, which was offset by the net loss of $19.6 million.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, and the extent to which the ThinPrep System for cervical cancer screening generates market acceptance and demand. The Company's capital requirements will also depend upon the progress of the Company's research and development programs including clinical trials, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with, existing or future litigation. See "Legal Proceedings." There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding current or future financial performance, the implementation of the Company's full-scale marketing and sales activities, availability of reimbursement for the Company's product, management's plans and objectives for future operations, product plans and performance, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of market acceptance and additional cost, a limited number of customers and a lengthy sales cycle, a limited operating history, risks associated with commercialization, dependence on third party reimbursement, limited marketing and sales experience, a history of losses, potential fluctuations in future quarterly results, intense competition, potential liabilities and costs associated with existing or future litigation, uncertainty of additional applications, extensive government regulation, limited manufacturing experience, dependence on patents and copyrights, licenses and proprietary rights, risk of third party claims of infringement, and dependence on single source suppliers. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition. Because of these and other factors, past financial performance should not be considered an indication of future performance.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         On April 15, 1997, Cytyc Corporation (the "Company") commenced a lawsuit against Neuromedical Systems, Inc. ("NSI"), The PIE Mutual Insurance Company ("PIE"), Cytylogy West, Inc. ("CWI") and other parties in the United States District Court in Massachusetts (Civil Action No. 97-10740). The action was dismissed without prejudice as to certain defendants, and dismissed as to the remaining defendants following the Court's determination that personal jurisdiction was lacking.

         The Company refiled against NSI and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. CIV 4642). The lawsuit includes claims of false and misleading advertising, unfair and deceptive trade practices, unfair competition, misappropriation of trade secrets, tortious interference with the Company's business relationships and defamation. In addition to seeking preliminary and permanent injunctions to stop NSI and its officers from such conduct, the Company seeks treble damages. On July 30, 1997, NSI moved to dismiss the Company's complaint. On September 5, 1997, the Court denied NSI's motion to dismiss, and on October 3, 1997, NSI filed counterclaims against the Company for false and misleading advertising, unfair competition and defamation.

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

         On May 14, 1997, CWI filed suit against the Company in the United States District Court for the District of Nevada (Civil Action No. CV-S-97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court has not rendered a decision on the Company's motion. On August 6, 1997 the Company filed counterclaims against Cytology West, Inc. and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process.

         Each of the above pending actions are in the early stages of discovery and, accordingly, the Company is unable to determine the extent of its liability, if any, in such actions.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         (a)   Changes in Securities.
               ---------------------

         See Item 6(b) Below.

         (b)  Use of Proceeds.
              ---------------

         On March 7, 1996, the company's Registration Statement on Form S-1 (File No. 333-00300) became effective. The Company has filed an initial report on Form SR on June 14, 1996, disclosing the sale of securities and the use of proceeds through June 7, 1996, Amendment No. 1 to Form SR on December 16, 1996, disclosing the use of proceeds through December 7, 1996, and Amendment No. 2 to Form SR on June 13, 1997, disclosing the use of proceeds through June 7, 1997. The net proceeds from the offering were $49,986,000. No information has changed to Amendment No. 2, except for the use of proceeds. The following describes the use of proceeds from the effective date, March 7, 1996, through September 30, 1997:


-------------------------------------------------------------------------------------- ----------------
Purchase and installation of machinery and equipment, and leasehold improvements       $ 5,996,000
-------------------------------------------------------------------------------------- ----------------
Market Launch                                                                           33,759,000
-------------------------------------------------------------------------------------- ----------------
Research & Development                                                                   9,093,000
-------------------------------------------------------------------------------------- ----------------
General Corporate                                                                        1,138,000
-------------------------------------------------------------------------------------- ----------------
                                                                                       $49,986,000
-------------------------------------------------------------------------------------- ----------------

None of the above payments were made to directors, officers, or to persons owing ten percent more of any class of equity securities of the Company, or to the affiliates of the Company.


Item 3.  Defaults upon Senior Securities.
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information.
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      Exhibits.


                  11.1 Statement of Computation of Weighted Average Shares Outstanding

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K.

                  The Company filed a report on Form 8-K on August 29, 1997, reporting the declaration by the Board of Directors of a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock to the stockholders of record at the close of business on September 5, 1997, and the adoption of a Rights Agreement between the Company and BankBoston, N.A., as Rights Agent.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CYTYC CORPORATION



Date:   November 7, 1997      By: /s/ Joseph W. Kelly
                                  --------------------
                                  Joseph W. Kelly
                                  Vice President, Chief Financial Officer,
                                  Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number              Description                                            Page
------              -----------                                            ----
11.1                Statement of Computation of Weighted Average Shares
                    Outstanding

27                  Financial Data Schedule