Form 10-Q/A
period 1997-06-30
CYTYC CORP
filed 1997-12-17
CIK 849778

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10Q/A

                               (Amendment No. 1)
(Mark One)

         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from _______________ to
                  __________________


                        Commission File Number 0-27558
                               CYTYC CORPORATION
            (Exact name of registrant as specified in its charter)


             DELAWARE                                      02-0407755
             --------                                      ----------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                     85 Swanson Road, Boxborough, MA 01719
         (Address of principal executive offices, including Zip Code)

                                (978) 263-8000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:  X               No:
     ---                 ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of December 1, 1997 was 17,423,104.

         This Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "Report") is being filed to amend Exhibit 10 to the Report previously filed with the Securities and Exchange Commission (the "Commission"). An amended Exhibit 10 is filed herewith. The other exhibits that appear in the Exhibit Index have been filed previously with the Commission.


                                 EXHIBIT INDEX


Exhibit Number                        Description
--------------                        -----------
10*                 Co-Promotion Agreement dated as of May 27, 1997, by and
                    between Mead Johnson & Company, a Delaware corporation, and the Company

11.1+               Statement of Computation of Weighted Average Shares
                    Outstanding

27+                 Financial Data Schedule

--------------------------------------------------------------------------------
* Confidential Treatment requested as to omitted portions pursuant to Rule 246-2 promulgated under the Securities Exchange Act of 1934, as amended.

+ Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 17, 1997               CYTYC CORPORATION


                                        By:   /s/ Joseph W. Kelly
                                           ------------------------------------
                                            Joseph W.  Kelly
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Secretary
                                            (Principal Financial and
                                            Accounting Officer)