Form 10-K
period 1997-12-31
CYTYC CORP
filed 1998-03-31
CIK 849778

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

For the Fiscal Year Ended: December 31, 1997

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

                                (978) 263-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [_]^

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ^

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 23, 1998 (based on the closing price as quoted by Nasdaq National Market as of such date) was $429,003,560.

  As of March 23, 1998, 17,588,876 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Portions of such proxy statement are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  Cytyc Corporation designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The Company's ThinPrep System allows for the automated preparation of cervical cell specimens on microscope slides for use in cervical cancer screening, as well as for the automated preparation of other cell specimens on microscope slides for use in non-gynecological testing applications. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting Low Grade Squamous Intraepithelial Lesions ("LGSIL") and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. The Company believes that the ThinPrep System improves accuracy in the detection of cervical cancer and precancerous lesions by making the slide more representative of the patient's clinical condition, improving preservation of the sample, standardizing the presentation of cells on the slide, and reducing the presence of mucus, blood and other obscuring debris. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for the human papilloma virus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation. The Company conducted the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997. See "Business--Marketing and Sales."

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

  The factors associated with the development of cervical cancer are believed to include early sexual activity, multiple sexual partners, cigarette smoking and immunosuppression. In addition, a number of recent studies have concluded that cervical cancer is strongly correlated to the presence of certain types of HPV. According to these studies, HPV DNA is present in most cases of precancerous lesions and in more than 90% of cases of intraepithelial and invasive cancer. Cervical lesions that are HPV-negative or lacking certain types of HPV are less likely to progress to cervical cancer.

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

 Inadequacies in Sample Collection and Slide Preparation

  There are a variety of difficulties with current methods of cell collection, cell transfer and slide preparation. These difficulties include cell loss, improper fixation of the cells (typically, from air drying), thick and uneven smearing of cells on the slide, and excess blood, mucus and other obscuring debris on the slide. A study published in the American Journal of Clinical Pathology in February 1994 reported that as much as 80% of the sample taken from a patient using the conventional Pap smear method is not transferred to the microscope slide and remains on the discarded collection device. This discarded portion of the sample may contain the abnormal cells necessary for an accurate diagnosis. In addition to the problem of cell transfer, the conventional Pap smear method produces inconsistent and non-uniform slides with extreme variability in quality, making examination difficult. The Company believes that these limitations are responsible for a large percentage of slides being classified as SBLB. These slides are more difficult to interpret and increase the uncertainty of an accurate diagnosis. Consequently, patients are often subjected to the inconvenience and expense of return office visits for repeat testing and to the anxiety resulting from the inconclusive nature of the initial test. The Company believes that these repeat visits and examinations also result in significant costs to the healthcare system.

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

 Lack of Additional Testing Capability

  The conventional Pap smear method does not permit additional or adjunct testing from the original patient sample. The ability to produce multiple slides from a single sample could be used by clinical laboratories for follow-up testing, quality control or proficiency testing. Further, the conventional Pap smear method requires the patient to be called back to the physician's office to provide a second sample if additional testing, such as HPV testing, is desired. The Company believes that the ability to test for HPV directly from the ThinPrep collection vial has the potential for substantial healthcare cost savings through reduced costly management of borderline cervical abnormalities.

THE THINPREP SYSTEM

  The Company believes that the ThinPrep System offers a number of benefits which address limitations of the conventional Pap smear method, including improved accuracy in the detection of cervical cancer and precancerous lesions, standardization and simplification of the sample preparation process, the ability to permit multiple tests to be conducted from a single sample and improved productivity in screening by reducing cytotechnologist fatigue and the time required to examine each slide. In August 1997, Obstetrics & Gynecology, a preeminent, widely read, peer-reviewed journal on women's healthcare issues, published a major study describing the effectiveness of the ThinPrep Pap Test in screening for cervical cancer.

  The ThinPrep System, which was cleared for marketing as a replacement for the conventional Pap smear method for cervical cancer screening by the FDA on May 20, 1996, consists of the ThinPrep 2000 Processor and related disposable reagents, filters and other supplies. The ThinPrep System is designed to reduce the incidence of false negative diagnoses, improve slide quality, reduce inconclusive SBLBs and enable a single sample to be used for additional diagnostic testing. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. This expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. In February 1997, the Company received FDA approval of the Company's supplemental PMA application for the use of a combination of an endocervical brush and spatula sampling devices, a commonly used method of collecting samples for conventional Pap smears. In September 1997, the FDA approved the Company's supplemental PMA application for the testing for HPV directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation.

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

MARKETING AND SALES

  The Company's marketing and sales strategy is to achieve broad market acceptance of the ThinPrep System for cervical cancer screening. A critical element of its strategy is to utilize the results of the Company's 1995 clinical trial and expanded FDA labeling to demonstrate the safety and efficacy of the ThinPrep System to healthcare providers, third-party payors and clinical laboratories. The Company believes that coordination of the activity of these three market segments is necessary to achieve the desired level of market penetration of the ThinPrep System. In 1997, the Company implemented a full-scale commercial launch of the ThinPrep System in the United States with its direct marketing and sales force organization, complemented by the initiation of strategic marketing relationships with third parties.

  The Company continues to expand its direct marketing and sales organization in the United States, supported by customer and technical service representatives. The Company's direct marketing and sales organization focuses on the clinical and economic benefits of the ThinPrep System for healthcare providers, third-party payors and clinical laboratories. The Company designs its marketing programs to establish and reinforce the recognition of its corporate and product names through investments in medical advertising, direct mail, focused medical educational symposia, trade shows and other promotional activities. The Company has also initiated an education and training program which will be offered to accredited cytology schools across the United States.

  In addition to its direct sales efforts, the Company has built strategic marketing relationships with third parties, including Mead Johnson, a division of Bristol-Myers Squibb Company. The Company has entered into an agreement with Mead Johnson Nutritionals ("MJN") to build a joint sales force of approximately 500 sales representatives to co-promote the ThinPrep Pap Test directly to over 15,000 obstetricians and gynecologists throughout the United States. The Company has also entered into agreements with large clinical laboratory companies with a network of laboratories across the United States. The clinical laboratory companies have worked with the Company on marketing and sales programs, which generally involve joint marketing geared toward promoting the Company's products to physicians and third-party payors.

  Following the initial market launch of the ThinPrep product in the United States, the Company has more recently expanded its marketing and sales efforts beyond the United States to Europe and Australia. The Company has established subsidiaries in Switzerland and Australia in 1997, and most recently in France and Italy, to handle sales, service, training and distribution to clinical laboratories. The Company's strategy is to establish a worldwide selling channel appropriate for developing an international customer-base, taking into consideration factors such as government regulations, screening cycles and clinical practices of the particular country or region. The Company is also evaluating the use of direct and indirect international sales channels, including contract sales organizations, distributors and marketing partners.

  Due to limited market awareness of the ThinPrep System, the Company believes that both domestic and international sales efforts will continue to involve a lengthy process, requiring the Company to educate healthcare providers and third-party payors regarding the clinical benefits and cost-effectiveness of the ThinPrep System. The Company's success and growth will depend on market acceptance of the ThinPrep System among healthcare providers, third-party payors and clinical laboratories. The Company will continue to sell the ThinPrep 2000 Processor to customers and charge separately for related disposable reagents, filters and supplies. In the past, the Company has offered discounts to stimulate demand for the ThinPrep System and may elect to do so in the future, which discounts could have a material adverse effect on the Company's business, financial condition and results of operations.

  In order to effectively market the ThinPrep System for cervical cancer screening, the Company will need to continue to increase its marketing and sales capabilities. No assurance can be given that the Company's direct sales force or strategic marketing relationships will succeed in promoting the ThinPrep System to healthcare providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. While the Company is currently evaluating marketing and sales channels abroad, including contract sales organizations, distributors and marketing partners, the Company has established very limited foreign sales channels. There can be no assurance that the Company will be able to recruit and retain skilled marketing, sales, service or support personnel or foreign distributors, or that the Company's marketing and sales efforts will be successful. Failure to successfully expand its marketing and sales capabilities in the United States or establish its international marketing and sales organization internationally would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's marketing success in the United States and abroad will depend on whether it can obtain required regulatory approvals, successfully demonstrate the cost-effectiveness of the ThinPrep System, further develop its direct sales capability and establish arrangements with contract sales organizations, distributors and marketing partners. Failure by the Company to successfully market its products would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

  The Company's research and development strategy is to continue to develop innovative medical diagnostic applications of the ThinPrep technology and to continue to enhance the ThinPrep System. The Company has established a program to further enhance and automate the ThinPrep Processor. The Company's next generation instrument, the ThinPrep 3000 Processor, is being designed to provide batch processing and walk-away capability by increasing capacity to 80 sample vials and more fully-automating the slide preparation process. The Company expects to conduct clinical trials using the automated ThinPrep 3000 Processor in 1998. Although the Company anticipates that the ThinPrep 3000 Processor will be commercially available during early 1999, there can be no assurance that the ThinPrep 3000 will be successfully developed, receive necessary regulatory approvals, or be successfully commercialized.


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

  In addition, the Company is evaluating the use of certain automated rescreening methods in conjunction with the ThinPrep System. Such systems use imaging technology to identify slides as more likely to contain cellular abnormalities. On November 8, 1996, the Company and Neopath, Inc. ("Neopath") announced the completion of a joint study of the feasibility of screening cervical specimens using the ThinPrep System in conjunction with Neopath's AutoPap QC. Additional development work would be required prior to application to the FDA for the use of such systems in combination. There can be no assurance that either company will conduct further development work with respect to this study or that the Company will be able to integrate successfully the ThinPrep technology with any automated rescreening technology. The Company is also developing imaging technology, which is also subject to regulatory approvals. There can be no assurance that the Company will obtain necessary regulatory approvals or successfully develop such imaging technology.

  The Company's expenditures for research and development (which includes clinical trials, regulatory affairs and engineering) were approximately $3.9 million, $4.7 million, and $6.0 million for the years ended December 31, 1995, 1996 and 1997, respectively.

THIRD-PARTY REIMBURSEMENT

  The Company intends to focus on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. Most of the third-party payor organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policy on the specific diagnostic procedure. To assist the third-party payors in their respective evaluations of the ThinPrep System, the Company provides scientific and clinical data to support its claims of the safety and efficacy of the ThinPrep System. The Company believes that the ThinPrep System will allow for earlier detection of LGSIL and more severe lesions and result in less aggressive and costly treatment procedures. In addition, the Company expects that the ThinPrep System will significantly improve specimen adequacy, thereby reducing repeat office visits and test procedures and thus overall healthcare management costs. The Company will focus on earlier disease detection and cost savings benefits in establishing reimbursement for the ThinPrep method for cervical cancer screening.

  In the United States, the current rate of reimbursement to laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from approximately $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement. The Company believes that the cost per ThinPrep Pap Test, plus a laboratory mark-up, will be billed to third-party payors and result in a higher cost than the current charge for conventional Pap tests.

  Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. Although United HealthCare has announced that it will expand its healthcare coverage to include the ThinPrep Pap Test, the applicable rate of reimbursement is negotiated between United HealthCare or its various plans and the specific clinical laboratories servicing such plans. In February 1997, Blue Cross Blue Shield of Massachusetts announced that it would expand its healthcare coverage to include the ThinPrep Pap Test and since that announcement, fifteen additional Blue Cross and Blue Shield plans across the United States have added the ThinPrep Pap Test to their list of covered benefits. In 1997, the United States Healthcare Financing Administration ("USHCFA") determined that Medicare would cover the ThinPrep Pap Test. Because the ThinPrep Pap Test is a new test, the USHCFA did not assign a reimbursement level for the procedure, but instead allows Medicare intermediaries at the state level to "gap fill" or reimburse for the procedure based on the laboratory billing they receive. Although a number of managed care organizations have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that healthcare providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. In February 1998, the BlueCross BlueShield Association's Technology Evaluation Center announced results of a recent review of three new cervical cancer screening technologies, including the ThinPrep Pap Test, with respect to cost-effectiveness. Although the review concluded that such technologies offered only modest improvement, the Company believes that the study did not consider certain cost advantages inherent in using the ThinPrep System. The study's conclusions are not binding and do not represent a national coverage or reimbursement decision by the Blue Cross and Blue Shield organizations. Although the Company believes that to date the review has not caused any change in the decision of Blue Cross and Blue Shield plans currently reimbursing laboratories for the ThinPrep Pap Test, there can be no assurance that the review will not lead to adverse reimbursement decisions by Blue Cross, Blue Shield plans or others. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by healthcare providers and the payor's determination that the use of the ThinPrep System represents a clinical advance compared to current technology and is safe and effective, medically necessary, appropriate for specific patient populations and cost-effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process which requires the Company to provide scientific and clinical data to support the use of the ThinPrep System to each payor separately. There can be no assurance that third-party reimbursement will be or remain available for the ThinPrep System or any other products that may be developed by the Company, or that such third-party reimbursement will be adequate.

  A key component in the reimbursement decision by most private insurers and the United States Health Care Financing Administration, which administers Medicare, is the assignment of a CPT code which is used in the submission of claims to insurers for reimbursement for medical services. CPT codes are assigned, maintained and revised by the CPT Editorial Board administered by the American Medical Association. In 1997, the CPT Editorial Board assigned a new CPT code number 88142 effective as of January 1, 1998, specifically for liquid-based monolayer cervical cell specimen preparation.

  The Company has limited experience in obtaining reimbursement for its products in the United States or other countries. In addition, third-party payors are routinely limiting reimbursement and coverage for medical devices and in many instances are exerting significant pressure on medical suppliers to lower their prices. Lack of or inadequate reimbursement by government and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Further, outside of the United States healthcare reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available at an adequate level, if at all, for the ThinPrep System under any other reimbursement system.

MANUFACTURING

  The Company manufactures its ThinPrep 2000 Processors and filters and purchases related disposable reagents and supplies from third parties. In November, 1997, the Company leased additional space at its current facility and currently has a lease for a total of approximately 97,000 square feet. The Company believes that its existing manufacturing equipment is adequate to meet the full-scale production demands for the ThinPrep System for cervical cancer screening.

  In 1997, the Company installed new custom-built automated manufacturing equipment, which incorporates new materials handling procedures that increased production capacity. The Company is committed to expand its manufacturing capacity by ordering approximately $2.0 million of additional custom-built automated equipment, which is expected to be installed in late 1998.

  The Company's manufacturing process is subject to pervasive and continuing regulation by the FDA, including the FDA's Good Manufacturing Practices ("GMP") requirements. Failure to comply with such regulations would materially impair the Company's ability to achieve or maintain commercial-scale production. Further, any failure of the Company's custom-built equipment to perform to the Company's specifications could impair the Company's ability to produce adequate quantities of ThinPrep supplies. Further, the Company has limited manufacturing experience with the ThinPrep System and, accordingly, there can be no assurance that the Company's ThinPrep System for cervical cancer screening will perform adequately in the field when subjected to use under a variety of conditions. As a result, the Company may be subject to total or partial suspension of production, withdrawal of approval, and recall or seizure of products by the FDA in the event of product malfunction or failure.

  In October 1997, the Company obtained ISO 9001 registration, an international quality standard. The Company has also met the applicable requirements to use the "CE" mark for its ThinPrep System. There can be no assurance that the Company will be able to maintain compliance with ISO 9001 or CE mark requirements. Failure to maintain compliance with the applicable manufacturing requirements of various regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations.

  Certain key components of the Company's ThinPrep System are currently provided to the Company by single sources. In the event that the Company is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company must obtain approval of a PMA supplement in order to change suppliers or obtain new suppliers.

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

  The regulatory approval process can be expensive, lengthy and uncertain. There can be no assurance that the Company will be able to obtain necessary regulatory approvals for any proposed future products or modifications of existing products. The failure to obtain approvals, loss of previously received approvals, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The ThinPrep System for cervical cancer screening received PMA approval in May 1996. The Company anticipates that other proposed uses for the ThinPrep System will require approval of a PMA supplement or a new PMA application. There can be no assurance that such approvals will be obtained on a timely basis, or at all.

  In July 1997, several petitions were filed requesting that the FDA review the PMA approval granted to the ThinPrep System. The petitions were filed pursuant to a provision of the FDC Act permitting any interested party to initiate a process by which the FDA may review an approval order and may issue an order affirming, reversing or modifying the approval. To the Company's knowledge, the FDA has conducted a review pursuant to this provision only twice since the enactment of the Medical Device Amendments of 1976. The Company responded to the petitions by submitting comments in December 1997 arguing that the FDA should deny them. No assurance can be given that the FDA will not conduct a review of the PMA approval granted with respect to the ThinPrep System, nor can assurance be given that the FDA will not, after such review, issue an order reversing or unfavorably modifying the original PMA approval. Any such action by the FDA would have a material adverse effect on the Company.

  The ThinPrep System is, and any other products manufactured or distributed by the Company pursuant to an approved PMA application and supplements will be, subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experience with the use of the device, postmarket surveillance, postmarket registry and other actions as deemed necessary by the FDA. The Company is subject to FDA inspection for compliance with regulatory requirements. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by the Company and any of its distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect the Company's ability to market or sell the ThinPrep Processor.

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

  In April 1997, the Company received the FDA's approval of a PMA supplement of certain manufacturing process and material changes (and other related changes to the device, including a software modification).

  In September 1997, the FDA approved the Company's supplemental PMA application for the testing for HPV directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation.

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

PATENTS, TRADEMARKS, COPYRIGHTS, LICENSES AND PROPRIETARY RIGHTS

  The Company relies on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company pursues patent protection in the United States and files corresponding patent applications in certain foreign jurisdictions. The Company holds ten issued United States patents, two pending United States patent applications, and corresponding foreign patents or patent applications relating to various aspects of its ThinPrep technology. There can be no assurance, however, that pending patent applications will ultimately issue as patents or that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempts to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the obligations of employees of the Company and third parties with whom the Company has entered into confidentiality agreements to maintain the confidentiality of such trade secrets and proprietary information will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that the Company's trade secrets or proprietary information will not be independently developed by the Company's competitors. In addition, the Company is the exclusive licensee of certain patented technology from DEKA for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. The Company is obligated to pay royalties equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products which are used in the ThinPrep System, and improvements made by the Company relating to such items. The license provides that it may be terminated (1) by mutual written consent of both parties or (ii) by DEKA on written notice to the Company in the event that the license is assigned without the consent of DEKA. Failure by the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also holds unregistered rights to copyrights on documentation and operating software developed by it for the ThinPrep System. There can be no assurance that any copyrights owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors. Litigation may be necessary to defend against claims of infringement, to enforce patents and copyrights of the Company, or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company. There can be no assurance that the Company would prevail in any such litigation. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

COMPETITION

  The Company faces direct competition from a number of publicly-traded and privately-held companies, including other manufacturers of thin layer slide preparation systems. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. In addition, many of these companies may have established third-party reimbursement for their products. Several established medical device manufacturers produce thin layer slide preparation systems for use in non-gynecological testing applications, at least one of which has achieved brand-name recognition and significant penetration in the non-gynecological cytology market. The Company is aware that another potential competitor, AutoCyte, Inc., has submitted a PMA for a system for the production and automated analysis of thin-layer slides, a potential alternative to the conventional Pap smear and the ThinPrep Pap Test. In addition, Neopath, Inc. is seeking FDA approval of its AutoPap QC product, an automated computer-aided imaging system, as a primary screening method. On January 28, 1998, the FDA's Hematology and

Pathology Devices panel unanimously recommended that the FDA approve the AutoPap QC for primary screening. The FDA typically accords substantial weight to a panel's recommendation but is not bound by it. The development, FDA approval and commercial marketing of such systems for cervical cancer screening could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to direct competition, the Company faces indirect competition from companies which currently market imaging systems to reexamine or rescreen conventional Pap smears previously diagnosed as negative. The Company believes that these rescreening systems, as currently sold, could not be used with the ThinPrep System, and, therefore, if either of such systems is installed at or used by hospitals and reference laboratories, the Company's ability to market its products to such hospitals and laboratories could be materially adversely affected. In addition, if any company receives FDA approval of an imaging system as a primary screening system to replace some or all of the manual screening of conventional Pap smears, marketing of these systems for such purpose could have a material adverse effect on the Company's business, financial condition and results of operations. The medical device industry is characterized by rapid product development and technological advances. The Company's products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, by technological advances of the Company's current or potential competitors or by other approaches. The Company competes on the basis of a number of factors, including manufacturing efficiency, marketing and sales capabilities and customer service and support, areas in which the Company currently has limited experience. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

  As of December 31, 1997, the Company employed 209 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company's executive offices and manufacturing operations are located in Boxborough, Massachusetts in a leased facility consisting of approximately 97,000 square feet. The lease of this facility has a term of seven years beginning November 1997, with an option to extend the term for an additional five years. The Company believes this facility will satisfy its principal facilities requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  On April 15, 1997, the Company commenced a lawsuit against Neuromedical Systems, Inc. ("NSI"), The PIE Mutual Insurance Company ("PIE"), Cytology West, Inc. ("CWI") and other parties in the United States District Court in Massachusetts (Civil Action No. 97-10740). The action was voluntarily dismissed without prejudice as to certain defendants, and dismissed as to the remaining defendants following the court's determination that personal jurisdiction was lacking.

  The Company refiled its suit against NSI and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. 97 CIV 4642). The lawsuit includes claims of false and misleading advertising, unfair and deceptive trade practices, unfair competition, misappropriation of trade secrets, tortious interference with the Company's business relationships and defamation. In addition to seeking preliminary and permanent injunctions to stop NSI and its officers from such conduct, the Company seeks damages, including treble damages. On July 30, 1997, NSI moved to dismiss the Company's complaint. On September 5, 1997, the Court denied NSI's motion to dismiss. On September 19, 1997, the defendants filed answers and affirmative defenses to the Company's claims, denying liability, and on October 3, 1997, NSI filed counterclaims against the Company for false and misleading advertising, unfair competition and defamation. On November 12, 1997, the Company moved to dismiss NSI's counterclaims, and that motion is currently pending. The case is in the early stages of discovery. While the outcome of the action cannot be determined, the Company believes that the counterclaims are without merit, and intends to defend against them vigorously.

  The Company also refiled its suit against PIE and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV 1779). The complaint alleges false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. The Company is seeking injunctive relief as well as damages, including treble damages. On September 2, 1997, the defendants filed an answer and affirmative defenses to the Company's claims, denying liability.

  On May 14, 1997, CWI, a defendant in the Company's original lawsuit in Massachusetts, filed suit against the Company in the United States District Court for the District of Nevada (Civil Action, No. CV-S-97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court has not rendered a decision on the Company's motion. On August 6, 1997, the Company filed counterclaims against CWI and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process. On August 26, 1997, CWI and its President filed an answer and affirmative defenses to the Company's counterclaims, denying liability. On January 23, 1998, the Company voluntarily withdrew its claim for abuse of process. While the outcome of the action cannot be determined the Company believes the claims against the Company are without merit, and intends to defend against those claims vigorously.

  Each of the above pending actions are in the early stages of discovery and, accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

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

                                                               HIGH    LOW
                                                               ----    ----
   FISCAL YEAR 1996:
     First Quarter (from March 8, 1996) ...................... $18     $15 7/8
     Second Quarter........................................... 34 1/2    16
     Third Quarter............................................ 26 1/8    12
     Fourth Quarter........................................... 29 3/4   11 3/4
   FISCAL YEAR 1997:
     First Quarter............................................ 31 1/2   18 3/4
     Second Quarter...........................................  31      14 1/2
     Third Quarter............................................ 28 3/4   17 5/16
     Fourth Quarter...........................................  30      18 3/4
   Fiscal Year 1998 (through March 23, 1998).................. 25 3/8   24 3/4

  On March 23, 1998, the last reported sales price of the Common Stock on the Nasdaq National Market was $24 13/16 per share. As of March 23, 1998, there were approximately 275 holders of record of the Common Stock.

  For the year ended December 31, 1997, no shares of Common Stock have been sold which were not registered under the Securities Act.

  The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below for each of the years ended December 31, 1995, 1996 and 1997 and at December 31, 1996 and 1997 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein. The consolidated selected financial data for the years ended December 31, 1993 and 1994 and at December 31, 1993, 1994 and 1995 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP which are not included herein. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Items 7 and 8 in this Form 10-K.

                                          YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                   1993     1994     1995      1996      1997
                                 --------  -------  -------  --------  --------
STATEMENT OF OPERATIONS DATA:      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales......................  $  3,441  $ 2,920  $ 4,273  $  8,198  $ 26,347
Cost of sales..................     5,088    2,225    2,413     4,354     8,006
                                 --------  -------  -------  --------  --------
Gross profit...................    (1,647)     695    1,860     3,844    18,341
                                 --------  -------  -------  --------  --------
Operating expenses:
  Research and development.....     3,058    2,175    3,908     4,689     6,048
  Marketing, sales and customer
   support.....................     3,417    1,418    2,582     9,918    31,761
  General and administrative...     2,257    1,256    1,532     3,314     7,746
                                 --------  -------  -------  --------  --------
   Total operating expenses....     8,732    4,849    8,022    17,921    45,555
                                 --------  -------  -------  --------  --------
Income (loss) from operations..   (10,379)  (4,154)  (6,162)  (14,077)  (27,214)
Other income (expense), net....       108     (112)     247     2,158     5,142
                                 --------  -------  -------  --------  --------
Net loss.......................  $(10,271) $(4,266) $(5,915) $(11,919) $(22,072)
                                 ========  =======  =======  ========  ========
Net loss per common and poten-
 tial common share (1):
  Basic........................  $ (41.47) $(15.57) $(19.20) $  (1.06) $  (1.31)
  Diluted......................  $ (41.47) $(15.57) $(19.20) $  (1.06) $  (1.31)
  Pro forma diluted (Note 1)...  $  (2.69) $ (0.98) $ (0.71) $  (0.92) $  (1.31)
Weighted average common and po-
 tential common shares out-
 standing:
  Basic........................       248      274      308    11,192    16,893
  Diluted......................       248      274      308    11,192    16,893
  Pro forma diluted............     3,817    4,363    8,375    12,982    16,893
                                   1993     1994     1995      1996      1997
BALANCE SHEET DATA:              --------  -------  -------  --------  --------
Cash, cash equivalents and
 short-term investments........  $  1,662  $ 2,777  $ 7,902  $ 39,057  $ 85,402
Total assets...................     3,217    3,851   11,025    50,183   108,377
Accumulated deficit............   (25,007) (29,273) (35,188)  (47,107)  (69,179)
Total stockholders' equity
 (deficit).....................      (883)  (2,112)   8,078    46,681    96,187

--------
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the computation of Basic, Diluted and Pro forma diluted per share data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep System consists of the Thin Prep 2000 Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received PMA approval from the FDA to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for HPV directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation. The Company conducted the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997.

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

  The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed new custom-built automated equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System.

  The Company believes that in the United States, the current rate of reimbursement of laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from approximately $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement.

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

  The Company believes that its expanded FDA labeling supported by clinical field and trial results may assist in the establishment of increased reimbursement for the ThinPrep Pap Test. Although United HealthCare has announced that it will expand its healthcare coverage to include the ThinPrep Pap Test, the applicable rate of reimbursement is negotiated between United HealthCare or its various plans and the specific clinical laboratories servicing such plans. In February 1997, Blue Cross Blue Shield of Massachusetts announced that it would expand its healthcare coverage to include the ThinPrep Pap Test and since that announcement, fifteen additional Blue Cross and Blue Shield plans across the United States have added the ThinPrep Pap Test to their list of covered benefits. In 1997, the United States Health Care Financing Administration ("USHCFA") determined that Medicare would cover the ThinPrep Pap Test. Because the ThinPrep Pap Test is a new test, the USHCFA did not assign a reimbursement level for the procedure, but instead allows Medicare intermediaries at the state level to "gap fill" or reimburse for the procedure based on the laboratory billing they receive. Although a number of managed care organizations have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that healthcare providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.

  The Company will continue to increase the amount of expenditures for marketing, sales and customer support activities of the ThinPrep System for cervical cancer screening. There can be no assurance, however, that such investments will result in increased net sales or that the Company's direct sales force will succeed in promoting the ThinPrep System to healthcare providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. During 1997, the Company entered into a number of agreements in connection with its marketing and sales activities, including a co-promotion agreement with Mead Johnson & Company, a division of Bristol-Myers Squibb, to promote the ThinPrep Pap Test to obstetricians in the United States, and an agreement with Quest Diagnostics Incorporated to provide ThinPrep Pap Testing at its clinical laboratories in the United States. The Quest Diagnostics agreement is exclusive in that Quest will only provide other liquid-based mono or thin layer sample preparation technologies if FDA labeling claims for such products exceed the FDA labeling claims of the ThinPrep System and will only provide computer aided rescreening upon customer initiated request. Quest Diagnostics and the Company agreed to coordinate their efforts in planning and marketing the ThinPrep Pap Test to medical professionals and third party payors. There can be no assurance that such marketing, sales and customer support activities will result in increased net sales, that the agreements with Mead Johnson & Company, Quest Diagnostics Incorporated or other third parties will be successful, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

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

  The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products that are used with the ThinPrep System, and improvements made by the Company relating to such items. Royalty payments, in connection with this license for the years ended 1995, 1996 and 1997 were $19,000, $53,000 and $135,000, respectively.

RESULTS OF OPERATIONS

 Years Ended December 31, 1997 and December 31, 1996

  Net sales increased to $26.3 million in 1997 from $8.2 million in 1996, an increase of 221.4%. This increase in sales was primarily due to an increase in the number of ThinPrep Processors sold, sales of the Company's ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological testing. Gross profit increased to $18.3 million in 1997 from $3.8 million in 1996, an increase of 377.1%, and the gross margin increased to 69.6% in 1997 from 46.9% in 1996. Management attributes the increase in gross margin in 1997 primarily to the introduction and sales of the ThinPrep Pap Test beginning in the later part of 1996, the subsequent change in product mix, and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors.

  Total operating expenses increased to $45.6 million in 1997 from $17.9 million in 1996, an increase of 154.2%. Research and development costs increased to $6.0 million in 1997 from $4.7 million in 1996, an increase of 29.0%, as a result of employment of additional research and development personnel and engineering consulting expenses. Sales, marketing and customer support increased to $31.8 million in 1997 from $9.9 million in 1996, an increase of 220.2%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commission expenses, expenses associated with the Mead Johnson co-promotion agreement, and additional marketing consulting costs related to the commercial launch of the ThinPrep Pap Test. General and administrative costs increased to $7.7 million in 1997 from $3.3 million in 1996, an increase of 133.7%, due to the employment of additional administrative personnel, increased business insurance costs, and legal expenses. Net interest income increased to $5.1 million in 1997 from $2.2 million in 1996, an increase of 138.3%, due to an increase in the average cash balance available for investment.

 Years Ended December 31, 1996 and December 31, 1995

  Net sales increased to $8.2 million in 1996 from $4.3 million in 1995, an increase of 91.9%. This increase in sales was primarily due to an increase in the number of ThinPrep Processors sold, initial sales of the Company's new ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological testing. Gross profit increased to $3.8 million in 1996 from $1.9 million in 1995, an increase of 106.7%, and the gross margin increased to 46.9% in 1996 from 43.5% in 1995. Management attributes the increase in gross margin in 1996 to the introduction of the ThinPrep Pap Test during the later part of 1996 and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors, offset partially by the lower unit margin for unit sales to existing customers upgrading to the ThinPrep 2000 Processor.

  Total operating expenses increased to $17.9 million in 1996 from $8.0 million in 1995, an increase of 123.4%. Research and development costs increased to $4.7 million in 1996 from $3.9 million in 1995, an increase of 20.0%, as a result of employment of additional research and development personnel and engineering consulting expenses. Sales, marketing and customer support increased to $9.9 million in 1996 from $2.6 million in 1995, an increase of 284.1%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased commission expenses, increased customer training costs and additional marketing consulting costs related to the commercial launch of the ThinPrep Pap Test. General and administrative costs increased to $3.3 million in 1996 from $1.5 million in 1995, an increase of 116.3% due to the employment of additional administrative personnel, increased business insurance costs and expenses associated with being a publicly-held company. Net interest income increased to $2.2 million in 1996 from $262,000 in 1995, an increase of 729.8%, due to an increase in the average cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $69.2 million as of December 31, 1997. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $165.4 million, net of offering expenses. At December 31, 1997, the Company had cash, cash equivalents and short-term investments of $85.4 million. Cash, cash equivalents and short-term investments increased during 1997 primarily due to the issuance of 3,197,500 shares of Common Stock in connection with the Company's second public offering for aggregate net proceeds of approximately $70.6 million. Cash used in the Company's operations was $7.0 million, $13.7 million and $22.0 million for 1995, 1996 and 1997 respectively. The increase in cash used in operations in 1997 was primarily due to a significant loss from operations of $27.2 million, which included the expansion of the Company's marketing, sales and customer support organizations, offset by an increase in current liabilities.

  The Company's capital expenditures for the years ended 1995, 1996 and 1997 were $663,000, $4.8 million, and $1.7 million respectively. The decrease in capital expenditures in 1997 was due primarily to reduced purchases for customized manufacturing equipment and leasehold improvements for the Company's new facility. Additionally, as of December 31, 1997, the Company had commitments for customized manufacturing equipment of approximately $2.0 million.

  Accounts receivable increased $7.8 million to approximately $10.5 million during 1997 as a result of increased sales volume. Inventories increased approximately $1.8 million to $3.2 million from December 31, 1996 to December 31, 1997 due primarily to the Company's planned sales increase of ThinPrep Pap Tests, ThinPrep 2000 Processors and reagents, filters and other supplies for non-gynecological testing in 1998. Stockholders' equity increased approximately $49.5 million from December 31, 1996 to December 31, 1997 primarily due to the sale of 3,197,500 shares of Common Stock in connection with the Company's second public offering in February 1997, which was offset by the net loss of $22.1 million.

  The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, and the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening. The Company's capital requirements will also depend upon the progress of the Company's research and development programs including clinical trials, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with, existing or future litigation. See "Legal Proceedings." There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

  The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-K are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-K which are not strictly historical statements, including, without limitation, statements regarding management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, potential savings to the healthcare system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial conditions.

  The following discussion of the Company's risk factors should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.

  Dependence on Single Product. Substantially all of the Company's revenues to date have been derived from sales of its ThinPrep 2000 Processor and predecessor instruments, and related reagents, filters and other supplies, for use in gynecological and non-gynecological testing applications. The Company's inability to successfully commercialize the ThinPrep System for cervical cancer screening or to obtain adequate third-party reimbursement coverage, among other factors, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Uncertainty of Market Acceptance and Additional Cost. The Company's success and growth will depend on market acceptance of the ThinPrep System for cervical cancer screening by healthcare providers, third-party payors and clinical laboratories. The laboratory cost of using the ThinPrep System for cervical cancer screening is higher than that of a conventional Pap smear. Due in part to increased competitive pressures in the healthcare industry to reduce costs, the Company's ability to gain market acceptance of the ThinPrep System for cervical cancer screening will depend on the Company's ability to demonstrate that the higher cost of using the ThinPrep System will be offset by a reduction in costs often associated with conventional Pap smears, including inaccurate diagnoses and the need for repeat Pap tests.

  Limited Marketing and Sales Experience. Although the Company received clearance from the FDA to market its ThinPrep System for cervical cancer screening on May 20, 1996, the Company initiated full-scale marketing and sales efforts for the ThinPrep System in United States beginning only in the first quarter of 1997. The Company depends on strategic marketing relationships with Mead Johnson and large clinical laboratories to effect commercial-scale marketing in the United States. There can be no assurance that such relationships will succeed in promoting the ThinPrep System in the United States. The Company has limited experience in selling the ThinPrep System for cervical cancer screening, and no assurance can be given that its direct marketing and sales organization will succeed in promoting the ThinPrep System in the United States or internationally.

  Dependence on Third-Party Reimbursement. Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. Although United HealthCare has announced that it will expand its healthcare coverage to include the ThinPrep Pap Test, the applicable rate of reimbursement is negotiated between United HealthCare or its various plans and the specific clinical laboratories servicing such plans. In February 1997, Blue Cross Blue Shield of Massachusetts announced that it would expand its healthcare coverage to include the ThinPrep Pap Test and since that announcement, fifteen additional Blue Cross and Blue Shield plans across the United States have added the ThinPrep Pap Test to their list of covered benefits. Although a number of managed care organizations have added the ThinPrep Pap Test to their coverage, there can be no assurance that reimbursement will be available, reimbursement levels will be adequate or that healthcare providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method. In February 1998, the BlueCross BlueShield Association's Technology Evaluation Center announced results of a recent review of three new cervical cancer screening technologies, including the ThinPrep Pap Test, with respect to cost-effectiveness. Although the review concluded that such technologies offered only modest improvement, the Company believes that the study did not consider certain cost advantages inherent in using the ThinPrep System. The study's conclusions are not binding and do not represent a national coverage or reimbursement decision by the Blue Cross and Blue Shield organizations. Although the Company believes that to date the review has not caused any change in the decision of Blue Cross and Blue Shield plans currently reimbursing laboratories for the ThinPrep Pap Test, there can be no assurance that the review will not lead to adverse reimbursement decisions by Blue Cross, Blue Shield plans or others. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology.

  Limited Number of Customers and Lengthy Sales Process. Due in part to a recent trend toward consolidation of clinical laboratories, the Company expects that the number of potential domestic customers for its products will decrease. Due to the relative size of the largest United States laboratories, it is likely that a significant portion of ThinPrep System sales will be concentrated among a relatively small number of large clinical laboratories. Further, in order to generate demand for the ThinPrep Pap Test among clinical laboratories, the Company will be required to educate physicians and healthcare providers regarding the clinical benefits and cost-effectiveness of the ThinPrep System as well as to demonstrate to such parties that adequate levels of reimbursement will be available for the ThinPrep Pap Test, a process which the Company believes will require a lengthy sales effort.

  Limited Operating History; Uncertainty of Profitability. The Company has a limited operating history and, to date, has focused on product development, clinical trials, obtaining regulatory approvals, the expansion of manufacturing facilities and the establishment of marketing and sales capabilities for its ThinPrep System for cervical cancer screening in the United States and abroad. The Company has limited experience in marketing and selling the ThinPrep System for cervical cancer screening. The Company's future revenues and profitability are critically dependent on the Company's ability to successfully market and sell the ThinPrep System for cervical cancer screening.

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

  Intense Competition. The Company faces direct competition from a number of publicly-traded and privately-held companies, including at least one other manufacturer of a thin layer slide preparation system which is seeking approval of its PMA application. In addition, Neopath, Inc. is seeking FDA approval of its AutoPap QC product, an automated computer-aided imaging system, as a primary screening method. On January 28, 1998, the FDA's Hematology and Pathology Devices Panel unanimously recommended that the FDA approve the AutoPap QC for primary screening. The FDA typically accords substantial weight to a panel's recommendation but is not bound by it. The development, FDA approval and commercial marketing of such systems for cervical cancer screening could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.

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

  Extensive Government Regulation. The manufacture and sale of medical diagnostic devices are subject to extensive government regulation in the United States and in other countries. The process of obtaining FDA and other required regulatory approvals can be time-consuming, expensive and uncertain, frequently requiring several years from the commencement of clinical trials to the receipt of regulatory approval. After approval, the Company and its medical products remain subject to pervasive regulation and FDA inspection for compliance with regulatory requirements. In July 1997, several petitions were filed requesting that the FDA review the PMA approval granted to the ThinPrep System. The petitions were filed pursuant to a provision of the FDC Act permitting any interested party to initiate a process by which the FDA may review an approval order and may issue an order affirming, reversing or modifying the approval. To the Company's knowledge, the FDA has conducted a review pursuant to this provision only twice since the enactment of the Medical Device Amendments of 1976. The Company responded to the petitions by submitting comments in December 1997 arguing that the FDA should deny them. No assurance can be given that the FDA will not conduct a review of the PMA approval granted to the ThinPrep System, nor can assurance be given that the FDA will not, after such review, issue an order reversing or unfavorably modifying the original PMA approval. Any such action by the FDA would have a material adverse effect on the Company.

  International Sales and Operations Risks. The Company has commenced sale of its ThinPrep System and intends to sell any future products to customers both in the United States and internationally. While the Company is evaluating marketing and sales channels abroad, including contract sales organizations, distributors and marketing partners, the Company currently has very limited foreign sales channels in place at this time. There can be no assurance that the Company will successfully develop international sales capabilities or that, if the Company establishes such capabilities, the Company will be successful in obtaining reimbursement or any regulatory approvals required in foreign countries.

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

  Dependence on Patents, Copyrights, Licenses and Proprietary Rights; Risk of Third-Party Claims of Infringement. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. In addition, the Company is the exclusive licensee of certain patented technology for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. Failure by the Company to protect, defend and maintain such intellectual property rights, or a third party claim of infringement, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Year 2000 Compliance. The Company has taken actions to understand the nature and extent of work required to make its products, systems and infrastructure Year 2000 compliant. The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in manufacturing, product development, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming year "2000," some level of modification or possibly replacement of such source code or applications will be necessary. While these efforts will involve some additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business, financial condition or operating results.

  Impact of Ongoing Litigation. The Company is currently involved in ongoing commercial litigation. Any such litigation, regardless of the outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item may be found on pages F-1 through F-16 of this Form 10-K.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last two fiscal years.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required under this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "1998 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required under this item may be found under the section captioned "Compensation and Other Information concerning Directors and Officers" in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item may be found under the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this item may be found under the caption "Certain Relationships and Related Transactions" in the 1998 Proxy Statement, and is incorporated herein by reference.

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

  (a)(3) List of Exhibits.

    The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  3.1(2)   Third Amended and Restated Certificate of Incorporation of the
           Company.
  3.2(2)   Amended and Restated By-Laws of the Company.
  4.1(1)   Specimen certificate representing the Common Stock.
  4.2(3)   Rights Agreement, dated as of August 27, 1997, between Cytyc
           Corporation and BankBoston, N.A., which includes as Exhibit A the
           Form of Certificate of Designations, as Exhibit B the Form of Rights
           Certificate, and as Exhibit C the Summary of Rights to Purchase
           Preferred Stock.
 10.1(1)*  1988 Stock Plan.
 10.2(1)*  1989 Stock Plan.
 10.3(1)*  1995 Stock Plan.
 10.4(1)*  1995 Non-Employee Director Stock Option Plan.
 10.5(1)*  1995 Employee Stock Purchase Plan, as amended.
 10.6(1)#  License Agreement between the Company and DEKA Products Limited
           Partnership dated March 22, 1993.
 10.7(1)   Form of Indemnification Agreement.
 10.8(1)   Lease Agreement between the Company and BFA Realty Partnership, L.P.
           d/b/a BFA, Limited Partnership of February 1996.
 10.9**    Amendment No. 1 to Lease Agreement dated as of February 1996 between the Company and BFA Realty Partnership, L.P. d/b/a BFA, Limited
           Partnership.
 10.10(4)# Co-Promotion Agreement dated as of May 27, 1997 by and between Mead
           Johnson & Company and the Company.
 10.11+**  Amendment No. 1 to Co-Promotion Agreement dated as of May 27, 1997 by and between Mead Johnson & Company and the Company.
 13.1***   The Company's 1997 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.
 21.1**    List of Subsidiaries of the Company.
 23.1**    Consent of Arthur Andersen LLP.
 24.1**    Power of Attorney (see signature page hereto).
 27.1**    Financial Data Schedule.

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00300).
(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-19367).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 29, 1997 (File No. 000-27558).
(4) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 8, 1997.
*Indicates a management contract or any compensatory plan, contract or arrangement
**Filed herewith.
*** Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Annual Report on Form 10-K.

#  Confidential treatment granted as to certain portions.
+ Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

  (b) Reports On Form 8-K

    There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1997

  (c) Exhibits

    The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Washington, D.C. 20549, and at the SEC's regional offices located at Seven World Trade Center, Suite 1300, New York, New York 10048, and at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60611-2511. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address "http://www.sec.gov"

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Cytyc Corporation

  Date: March 30, 1998

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

              SIGNATURE                      TITLE(S)
                                                                     DATE

       /s/ Patrick J. Sullivan         President, Chief         March 30, 1998
-------------------------------------   Executive Officer
         PATRICK J. SULLIVAN            (Principal
                                        Executive Officer)
                                        and Director

         /s/ Joseph W. Kelly           Vice President,          March 30, 1998
-------------------------------------   Finance and Chief
           JOSEPH W. KELLY              Financial Officer
                                        (Principal
                                        Financial Officer
                                        and Principal
                                        Accounting Officer)

        /s/ Sally W. Crawford          Director                 March 30, 1998
-------------------------------------
          SALLY W. CRAWFORD

        /s/ Franklin J. Iris           Director                 March 30, 1998
-------------------------------------
          FRANKLIN J. IRIS

        /s/ William G. Little          Director                 March 30, 1998
-------------------------------------
          WILLIAM G. LITTLE

       /s/ C. William McDaniel         Director                 March 30, 1998
-------------------------------------
         C. WILLIAM MCDANIEL

          /s/ Anna S. Richo            Director                 March 30, 1998
-------------------------------------
            ANNA S. RICHO

       /s/ Monroe Trout, M.D.          Chairman of the          March 30, 1998
-------------------------------------   Board of Directors
         MONROE TROUT, M.D.

                               CYTYC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants................................. F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997............. F-3
Consolidated Statements of Operations for the Years Ended December 31,
 1995, 1996 and 1997..................................................... F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the Years
 Ended December 31, 1995, 1996 and 1997.................................. F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1995, 1996 and 1997..................................................... F-6
Notes to Consolidated Financial Statements............................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Cytyc Corporation:

  We have audited the accompanying consolidated balance sheets of Cytyc Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytyc Corporation and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 26, 1998

                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1997
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 27,572  $ 47,204
  Short-term investments...................................   11,485    38,198
  Accounts receivable, net (Note 3)........................    2,682    10,501
  Inventories (Note 4).....................................    1,463     3,241
  Prepaid expenses and other current assets................      771       905
                                                            --------  --------
    Total current assets...................................   43,973   100,049
Property and equipment, net (Note 5).......................    5,251     5,851
Other assets...............................................      959     2,477
                                                            --------  --------
    Total assets........................................... $ 50,183  $108,377
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  1,034  $  2,570
  Accrued expenses (Note 6)................................    1,944     8,088
  Deferred revenue.........................................      524     1,532
                                                            --------  --------
    Total current liabilities..............................    3,502    12,190
                                                            --------  --------
Commitments and contingencies (Note 11)
Stockholders' equity (Note 8):
  Preferred Stock, $.01 par value--
   Authorized--5,000,000 shares
   No shares issued or outstanding.........................       --        --
  Common Stock, $.01 par value--
   Authorized--60,000,000 shares
   Issued and outstanding 14,013,002 shares in 1996 and
   17,454,096 in 1997......................................      140       175
  Additional paid-in capital...............................   93,648   165,191
  Accumulated deficit......................................  (47,107)  (69,179)
                                                            --------  --------
    Total stockholders' equity.............................   46,681    96,187
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 50,183  $108,377
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1995      1996      1997
                                                  -------  --------  --------
Net sales........................................ $ 4,273  $  8,198  $ 26,347
Cost of sales....................................   2,413     4,354     8,006
                                                  -------  --------  --------
  Gross profit...................................   1,860     3,844    18,341
                                                  -------  --------  --------
Operating expenses:
  Research and development.......................   3,908     4,689     6,048
  Sales, marketing and customer support..........   2,582     9,918    31,761
  General and administrative.....................   1,532     3,314     7,746
                                                  -------  --------  --------
    Total operating expenses.....................   8,022    17,921    45,555
                                                  -------  --------  --------
Loss from operations.............................  (6,162)  (14,077)  (27,214)
                                                  -------  --------  --------
Other income (expense):
  Interest income................................     371     2,175     5,152
  Interest expense...............................    (109)       (1)      --
  Other, net.....................................     (15)      (16)      (10)
                                                  -------  --------  --------
    Total other income (expense).................     247     2,158     5,142
                                                  -------  --------  --------
Net loss......................................... $(5,915) $(11,919) $(22,072)
                                                  =======  ========  ========
Net loss per common and potential common share:
  Basic.......................................... $(19.20) $  (1.06) $  (1.31)
                                                  =======  ========  ========
  Diluted........................................ $(19.20) $  (1.06) $  (1.31)
                                                  =======  ========  ========
  Pro forma diluted.............................. $ (0.71) $  (0.92) $  (1.31)
                                                  =======  ========  ========
Weighted average common and potential common
 shares outstanding:
  Basic..........................................     308    11,192    16,893
  Diluted........................................     308    11,192    16,893
  Pro forma diluted..............................   8,375    12,982    16,893



  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                              CONVERTIBLE
                            COMMON STOCK    PREFERRED STOCK
                          ---------------- ------------------
                                                                                          TOTAL
                                                               ADDITIONAL             STOCKHOLDERS'
                          NUMBER OF   PAR   NUMBER OF    PAR    PAID IN   ACCUMULATED     EQUITY
                            SHARES   VALUE   SHARES     VALUE   CAPITAL     DEFICIT     (DEFICIT)
                          ---------- ----- -----------  -----  ---------- ----------- -------------
Balance, December 31,
 1994...................     307,106   $3   16,252,316  $163    $ 26,995   $(29,273)    $ (2,112)
Sale of Series C1 Con-
 vertible Preferred
 Stock, net of issuance
 costs of $157..........         --   --     3,095,238    31      12,812        --        12,843
Conversion of notes, in-
 cluding accrued inter-
 est of $262, into Se-
 ries C1 Convertible
 Preferred Stock........         --   --       714,145     7       3,254        --         3,261
Conversion of four prior
 series of convertible
 preferred stock into
 Series B1 Convertible
 Preferred Stock........         --   --   (10,283,373) (103)        103        --           --
Exercise of stock op-
 tions..................       1,400  --           --    --          --         --           --
Net loss................          --  --            --    --          --     (5,915)      (5,915)
                          ---------- ----  -----------  ----    --------   --------     --------
Balance, December 31,
 1995...................     308,506    3    9,778,326    98      43,165    (35,188)       8,078
Conversion of convert-
 ible preferred stock
 into Common Stock......   9,778,326   98   (9,778,326)  (98)        --         --           --
Sale of Common Stock,
 net of issuance costs
 of $1,350,000..........   3,450,000   34          --    --       49,952        --        49,986
Exercise of stock op-
 tions..................     470,148    5          --    --          448        --           453
Issuance of shares under
 the Employee Stock Pur-
 chase Plan.............       6,022  --           --    --           83        --            83
Net loss................         --   --           --    --          --     (11,919)     (11,919)
                          ---------- ----  -----------  ----    --------   --------     --------
Balance, December 31,
 1996...................  14,013,002  140          --    --       93,648    (47,107)      46,681
Sale of Common Stock,
 net of issuance costs
 of $500,000............   3,197,500   32          --    --       70,549        --        70,581
Exercise of stock op-
 tions..................     232,421    3          --    --          752        --           755
Issuance of shares under
 Employee Stock Purchase
 Plan...................      11,173  --           --    --          242        --           242
Net loss................         --   --           --    --          --     (22,072)     (22,072)
                          ---------- ----  -----------  ----    --------   --------     --------
Balance, December 31,
 1997...................  17,454,096 $175          --   $--     $165,191   $(69,179)    $ 96,187
                          ========== ====  ===========  ====    ========   ========     ========


  The accompanying notes are an integral part of these consolidated financial statements

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1995      1996      1997
                                                   -------  --------  --------
Cash flows from operating activities:
  Net loss........................................ $(5,915) $(11,919) $(22,072)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation and amortization.................     238       520     1,084
    Provision for doubtful accounts...............      50       --        546
    Forgiveness of accrued interest...............     109       --        --
    Changes in assets and liabilities--
      Accounts receivable.........................    (920)   (1,359)   (8,365)
      Inventories.................................    (690)     (710)   (1,778)
      Prepaid expenses and other current assets...     (22)     (723)     (134)
      Accounts payable............................     669      (220)    1,536
      Accrued expenses............................    (642)      527     6,144
      Deferred revenue............................     109       248     1,008
                                                   -------  --------  --------
        Net cash used in operating activities.....  (7,014)  (13,636)  (22,031)
                                                   -------  --------  --------
Cash flows from investing activities:
  Increase in other assets........................     (42)     (900)   (1,518)
  Purchases of property and equipment, (net)......    (663)   (4,831)   (1,684)
  Purchases of short-term investments.............  (2,237)  (23,084)  (66,653)
  Proceeds from sale and maturity of short-term
   investments....................................      --    13,836    39,940
                                                   -------  --------  --------
        Net cash used in investing activities.....  (2,942)  (14,979)  (29,915)
                                                   -------  --------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options.........       1       453       755
  Proceeds from issuance of shares under Employee
   Stock Purchase Plan                                 --         83       242
  Proceeds from sale of stock.....................  12,843    49,986    70,581
                                                   -------  --------  --------
        Net cash provided by financing activi-
         ties.....................................  12,844    50,522    71,578
                                                   -------  --------  --------
Net increase in cash and cash equivalents.........   2,888    21,907    19,632
Cash and cash equivalents, beginning of period....   2,777     5,665    27,572
                                                   -------  --------  --------
Cash and cash equivalents, end of period.......... $ 5,665  $ 27,572  $ 47,204
                                                   =======  ========  ========
Supplemental disclosure of noncash financing ac-
 tivities:
  Conversion of notes payable, including accrued
   interest, into Series C1
   Convertible Preferred Stock.................... $ 3,261  $    --   $    --
                                                   =======  ========  ========

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

  To date, revenue from sales of products have not generated sufficient cash to support the Company's operations. Since inception, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the ThinPrep System, engineering and development efforts related to the ThinPrep System and the establishment of a sales and administrative organization. The Company has funded its operations primarily through the private placement and public sale of equity securities, which resulted in $163.9 million of net proceeds through 1997. The Company continues to be subject to certain risks common to medical device companies in similar stages of development, including dependence on a single product, extensive government regulation, uncertainty of market acceptance, limited manufacturing, marketing and sales experience and uncertainty of future profitability.

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

 (a) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cytyc SARL (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Italia s.r.l. and Cytyc France s.a.r.l.), Cytyc (Australia) PTY LTD (an Australian Corporation) and Cytyc Securities Corporation (a Massachusetts securities corporation). All material intercompany transactions and balances have been eliminated in consolidation.

 (b) Revenue Recognition

  The Company recognizes product revenue upon shipment, when customer acceptance is assured and collection of the resulting receivable is probable. Deferred revenue represents amounts relating to deferred interest recorded in connection with sales type finance leases with customers, and amounts related to product billed but not shipped.

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

  Short-term investments consist of U.S. Government securities with original maturities between three and twelve months. The Company classifies these short-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market. Aggregate fair value, amortized cost and average maturity for marketable securities held at December 31, 1997 and 1996 are as follows:

                                                     GROSS UNREALIZED
                                           AMORTIZED   HOLDING GAINS    FAIR
                                             COST        (LOSSES)       VALUE
                                           --------- ----------------- -------
                                                     (IN THOUSANDS)
   1997: U.S. Government and Agency secu-
    rities (average maturity of 3.6
    months)..............................   $38,198        71       -- $38,269
                                            =======  ======== ======== =======
   1996: U.S. Government and Agency secu-
    rities (average maturity of 5.3
    months)..............................   $11,485        66       -- $11,551
                                            =======  ======== ======== =======

 (e) Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company places its investments in rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area.

 (f) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

 (g) Depreciation and Amortization

  The Company provides for depreciation and amortization by charges to operations, on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                                                                    ESTIMATED
   ASSET CLASSIFICATION                                            USEFUL LIFE
   --------------------                                           -------------
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

 (h) Other Assets

  Other assets consist of long-term lease receivables from the sale of ThinPrep Processors, long-term deposits and the cost of obtaining patents. Through 1996, patent costs were amortized over their estimated useful lives on a straight-line basis. The Company chose to fully amortize these costs in 1997.

                               CYTYC CORPORATION

 (i) Research and Development Costs

  The Company charges research and development costs to operations as incurred.

 (j) Net Loss Per Common Share

  The Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). Diluted weighted average shares outstanding for 1995, 1996 and 1997 exclude the potential common shares from stock options and convertible preferred stock outstanding because to do so would have been antidilutive for the years presented. Pro forma diluted net loss per common and potential common share assumes that all series of convertible preferred stock had been converted to common stock as of the original issuance dates. Calculations of basic, diluted and pro forma diluted net loss per common share and potential common share are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                            1997
                                                  ---------------------------
                                                   1995      1996      1997
                                                  -------  --------  --------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
   Net loss...................................... $(5,915) $(11,919) $(22,072)
   Weighted average common shares outstanding....     308    11,192    16,893
                                                  =======  ========  ========
   Diluted weighted average shares outstanding        308    11,192    16,893
                                                  =======  ========  ========
   Pro forma conversion of convertible preferred
    stock........................................   8,067     1,790       --
                                                  -------  --------  --------
   Pro forma diluted weighted average shares
    outstanding..................................   8,375    12,982    16,893
                                                  =======  ========  ========
   Basic net loss per common share............... $(19.20) $  (1.06) $  (1.31)
                                                  =======  ========  ========
   Diluted net loss per common and potential
    common share................................. $(19.20) $  (1.06) $  (1.31)
                                                  =======  ========  ========
   Pro forma diluted net loss per common and
    potential common share....................... $ (0.71) $  (0.92) $  (1.31)
                                                  =======  ========  ========

 (k) Postretirement and Postemployment Benefits

  The Company has no obligations for postretirement or postemployment benefits.

 (l) New Accounting Standards

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

  In July 1997, the FASB issued SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplemental information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

                               CYTYC CORPORATION

(3) ALLOWANCE FOR DOUBTFUL ACCOUNTS

  A summary of the allowance for doubtful accounts activity is as follows:

                                                                DECEMBER 31,
                                                               ----------------
                                                               1995  1996  1997
                                                               ----  ----  ----
                                                               (IN THOUSANDS)
   Balance, beginning of year................................. $158  $148  $135
   Amounts charged off to expense.............................   50   --    546
   Amounts written off........................................  (60)  (13)   (9)
                                                               ----  ----  ----
   Balance, end of year....................................... $148  $135  $672
                                                               ====  ====  ====

(4) INVENTORIES

  Inventories consist of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1997
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
   Raw material and work-in-process.............................. $  880 $1,374
   Finished goods................................................    583  1,867
                                                                  ------ ------
                                                                  $1,463 $3,241
                                                                  ====== ======

(5) PROPERTY AND EQUIPMENT

  Property and equipment is stated at cost and consists of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1997
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
   Production equipment.......................................... $  650 $3,140
   Research equipment............................................    712    843
   Furniture, fixtures and computer equipment....................  1,256  1,985
   Deposits on equipment.........................................  2,248    321
   Leasehold improvements........................................  1,740  2,001
                                                                  ------ ------
                                                                   6,606  8,290
   Less accumulated depreciation and amortization................  1,355  2,439
                                                                  ------ ------
                                                                  $5,251 $5,851
                                                                  ====== ======

                               CYTYC CORPORATION

(6) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1997
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
   Accrued warranty costs........................................ $  251 $  422
   Accrued product upgrade costs.................................    378    906
   Accrued compensation..........................................    335  2,865
   Accrued taxes.................................................    153    373
   Accrued consulting fees.......................................    205    981
   Other accruals................................................    622  2,541
                                                                  ------ ------
                                                                  $1,944 $8,088
                                                                  ====== ======

(7) INCOME TAXES

  The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

  As of December 31, 1997, the Company has available net operating loss carryforwards for federal tax purposes of approximately $60,000,000 and research and development credit carryforwards of approximately $969,000 to reduce future income taxes, if any. In addition, the Company has net operating loss carryforwards for state tax purposes of approximately $54,000,000 and other credit carryforwards of $897,000. These carryforwards expire at various dates from 2002 to 2017, and are subject to review and possible adjustment by the Internal Revenue Service.

  The Internal Revenue Code ("IRC") contains provisions that may limit the amount of net federal operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period. In the event the Company has had a change of ownership, as defined in IRC Section 382, utilization of the carryforwards may be restricted.

  The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                              DECEMBER 31,
                                                             ----------------
                                                              1996     1997
                                                             -------  -------
                                                             (IN THOUSANDS)
   Net operating loss carryforwards......................... $15,638  $22,657
   Research and development and other tax credit
    carryforwards...........................................     909    1,866
   Capitalized research and development expenses............   3,037    3,478
   Nondeductible accruals...................................     733    1,322
   Other temporary differences..............................     303    1,832
                                                             -------  -------
   Deferred tax asset.......................................  20,620   31,155
   Valuation allowance...................................... (20,620) (31,155)
                                                             -------  -------
   Net deferred tax asset................................... $   --   $   --
                                                             =======  =======

  Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has provided a full valuation allowance against this amount.

                               CYTYC CORPORATION

(8) STOCKHOLDERS' EQUITY

 (a) Common Stock Reserved

  As of December 31, 1997, the Company has reserved 2,440,260 shares of Common Stock for issuance as follows:

                                                                        AMOUNT
                                                                       ---------
   Exercise of stock options.......................................... 2,315,455
   Exercise of warrant................................................     2,000
   Employee stock purchase plan.......................................   122,805
                                                                       ---------
                                                                       2,440,260
                                                                       =========

 (b) Preferred Stock

  The Board of Directors and stockholders authorized 5,000,000 shares of $.01 par value Preferred Stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without further vote or action by the stockholders. The Board of Directors has no present plans to issue any shares of Preferred Stock.

 (c) Stockholders' Rights Plan

  On August 6, 1997 the Board of Directors declared a dividend of one Preferred Stock purchase right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on September 5, 1997. Each right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value, at a purchase price of $110 per Unit, subject to adjustment.

(9) STOCK OPTION PLANS AND WARRANT

 (a) 1995 Stock Option Plan

  During 1995, the Board of Directors and stockholders approved, effective upon the closing of the initial public offering of the Company's Common Stock described in Note (10), the 1995 Stock Option Plan. The aggregate number of shares of Common Stock that may be issued pursuant to this Plan is 1,000,000 plus, effective as of January 1, 1997 and each year thereafter, the excess, if any, of (i) five percent of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year or then reserved for issuance upon the exercise or conversion of outstanding options, warrants or convertible securities, over (ii) the number of shares then remaining reserved and available for grant under the 1995 Plan, subject to certain adjustments, provided, however, that in no event shall more than 2,000,000 shares of Common Stock be issued pursuant to incentive stock options under the 1995 Plan. At January 1, 1998, 454,115 additional shares were made available for grant under this provision.

 (b) 1989 Stock Option Plan

  As of December 31, 1997, options to purchase 915,726 shares of common were outstanding under the 1989 Stock Plan. Upon the closing of the initial public offering of the Company's Common Stock described in Note (10), no further grants may be issued under the 1989 Stock Option Plan.

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

                               CYTYC CORPORATION

  At December 31, 1997, the Company had 598,823 options available for future grants under the 1995 Stock Option Plan and the 1995 Director Option Plan. In October 1997, the Company approved for grant 3,500 shares of Common Stock to seven directors under the 1995 Director Option Plan at a market value of approximately $87,500. Also in October 1997, the Company approved for grant 3,500 shares of Common Stock to seven directors (500 shares each, vesting equally each month during 1998).

  The following schedule summarizes the activity under the Company's stock option plans for the three years ended December 31, 1997.

                                                                    WEIGHTED
                                       NUMBER                       AVERAGE
                                      OF SHARES    OPTION PRICE   OPTION PRICE
                                      ---------  ---------------- ------------
   Outstanding, December 31, 1994....   720,447  $0.50  --   1.25    $ 0.68
     Granted.........................   876,877   0.625 --  10.00      1.96
     Exercised.......................    (1,400)  0.50  --   1.25      0.66
     Canceled........................   (22,800)  0.50  --   1.25      0.77
                                      ---------  ----------------    ------
   Outstanding, December 31, 1995.... 1,573,124   0.50  --  10.00      1.39
     Granted.........................   641,400  10.00  --  33.50     18.97
     Exercised.......................  (470,148)  0.50  --   5.00      0.96
     Canceled........................   (34,850)  0.625 --  32.00      8.75
                                      ---------  ----------------    ------
   Outstanding, December 31, 1996.... 1,709,526   0.50  --  33.50    $ 7.96
     Granted.........................   262,110  17.50  --  31.13     23.89
     Exercised.......................  (232,421)   .50  --  22.00      3.25
     Canceled........................   (22,583)  0.84  --  32.00     15.15
                                      ---------  ----------------    ------
   Outstanding, December 31, 1997.... 1,716,632  $0.50  -- $33.50    $10.94
                                      ---------  ----------------    ------
   Exercisable, December 31, 1997....   348,042  $0.50  -- $33.50    $ 9.75
                                      =========  ================    ======

  In October 1995, the FASB issued SFAS No. 123, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 1995, 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                           DECEMBER 31,
                                                        ---------------------
                                                        1995    1996    1997
                                                        -----  ------  ------
   Risk-free interest rate.............................  6.38%   6.18%   6.22%
   Expected dividend yield.............................   --      --      --
   Expected lives......................................  5.95    5.99    4.59
   Expected volatility.................................    90%     90%     80%
   Weighted average value of grants.................... $1.52  $13.85  $15.53
   Weighted average remaining contractual life of
    options outstanding (years)........................  8.95    8.31    8.29

                               CYTYC CORPORATION

  Had compensation cost for the Company's stock option plans and Employee stock purchase plan been determined consistent with SFAS No. 123, pro forma net loss and net loss per share would have been:

                                                         DECEMBER 31,
                                                   ---------------------------
                                                    1995      1996      1997
                                                   -------  --------  --------
   Net loss--
     As reported.................................. $(5,915) $(11,919) $(22,072)
     Pro forma....................................  (5,951)  (13,079)  (24,975)
   Net loss per share, as reported--
     Basic ....................................... $(19.20) $  (1.06) $  (1.31)
     Diluted...................................... $(19.20) $  (1.06) $  (1.31)
     Pro forma diluted............................ $ (0.71) $  (0.92) $  (1.31)
   Net loss per share, pro forma--
     Basic........................................ $(19.32) $  (1.17) $  (1.48)
     Diluted...................................... $(19.32) $  (1.17) $  (1.48)
     Pro forma diluted............................ $ (0.71) $  (1.01) $  (1.48)

  Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 (d) 1995 Employee Stock Purchase Plan

  During 1995, the Board of Directors and stockholders approved, effective upon the closing of the initial public offering of the Company's Common Stock described in Note (10), the 1995 Employee Stock Purchase Plan pursuant to which 140,000 shares of Common Stock could be issued. Purchase price is determined by taking the lesser of 85% of the closing price on the first or last day of the period. During 1997, 11,173 shares of common stock were issued at the purchase prices of $22.53 and $21.14 per share. As of December 31, 1997, 122,805 shares were available for future issuance under the 1995 Employee Stock Purchase Plan.

 (e) Warrant

  In June 1994, the Company issued to a stockholder a warrant to purchase shares of Common Stock at an exercise price equal to the fair market value of Common Stock at the time of vesting but not less than $5.00 per share. The warrant expires ten years from the date of issuance. Vesting of the warrant was contingent upon achievement of certain performance objectives in connection with a purchasing agreement between the Company and the stockholder, which was canceled on July 22, 1996. At December 31, 1997, such warrant was exercisable to purchase 2,000 shares of Common Stock at an exercise price of $10.00 per share.

(10) PUBLIC STOCK OFFERINGS

  On March 8, 1996, the Company sold through an underwritten initial public offering, 3,000,000 shares of its Common Stock at $16.00 per share. Upon the closing of the Company's initial public offering, all outstanding shares of the Convertible Preferred Stock were converted into 9,778,326 shares of Common Stock. On April 4, 1996, the Underwriters of the Company's initial public offering exercised their over-allotment option in full to purchase an additional 450,000 shares of the Company's Common Stock at $16.00 per share.

  On February 6, 1997, the Company sold through an underwritten follow-on offering 2,650,000 shares of Common Stock at $ 23.50 per share, while existing shareholders sold 1,000,000 shares of common stock. On February 20, 1997, the Underwriters of the follow-on public offering exercised their over-allotment option in full to purchase an additional 547,500 shares of the Company's Common Stock at $ 23.50 per share.

                               CYTYC CORPORATION

(11) COMMITMENTS AND CONTINGENCIES

 (a) Lease Commitments

  The Company rents a manufacturing and administrative facility under an operating lease expiring in February 2005.

  At December 31, 1997, future minimum annual lease payments under this lease are as follows:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
                                                                  --------------
   1998..........................................................     $1,076
   1999..........................................................      1,076
   2000..........................................................      1,100
   2001..........................................................      1,100
   2002..........................................................      1,149
   Thereafter....................................................      2,346
                                                                      ------
                                                                      $7,847
                                                                      ======

  Rent expense under operating leases totaled approximately $270,000, $513,000 and $709,000 in 1995, 1996 and 1997 respectively.

 (b) Litigation

  The Company is involved in various commercial lawsuits involving Neuromedical Systems, Inc. and others. As of December 31, 1997, there were several pending actions that are in the early stages of discovery and, accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.

 (c) Royalties

  The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products that are used with the ThinPrep System, and improvements made by the Company relating to such items. Royalty payments, in connection with this license, for the years ended December 31, 1995, 1996 and 1997 were $19,000, $53,000 and $135,000 respectively.

  At December 31, 1997, the Company has commitments for the purchase of capital equipment costing approximately $2,023,000.

                               CYTYC CORPORATION

(12) EMPLOYEE BENEFIT PLAN

  The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The Plan allows for employees to defer a portion of their salary up to the maximum allowed under IRS rules. The Company made contributions to the Plan during 1997 totaling $89,635.

                               CYTYC CORPORATION

                    INDEX TO EXHIBITS FILED WITH FORM 10-K
                         YEAR ENDED DECEMBER 31, 1997

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  3.1(2)   Third Amended and Restated Certificate of Incorporation of the
           Company.
  3.2(2)   Amended and Restated By-Laws of the Company.
  4.1(1)   Specimen certificate representing the Common Stock.
  4.2(3)   Rights Agreement, dated as of August 27, 1997, between Cytyc
           Corporation and BankBoston, N.A., which includes as Exhibit A the
           Form of Certificate of Designations, as Exhibit B the Form of Rights
           Certificate, and as Exhibit C the Summary of Rights to Purchase
           Preferred Stock.
 10.1(1)*  1988 Stock Plan.
 10.2(1)*  1989 Stock Plan.
 10.3(1)*  1995 Stock Plan.
 10.4(1)*  1995 Non-Employee Director Stock Option Plan.
 10.5(1)*  1995 Employee Stock Purchase Plan, as amended.
 10.6(1)#  License Agreement between the Company and DEKA Products Limited
           Partnership dated March 22, 1993.
 10.7(1)   Form of Indemnification Agreement.
 10.8(1)   Lease Agreement between the Company and BFA Realty Partnership, L.P.
           d/b/a BFA, Limited Partnership of February 1996.
 10.9**    Amendment No. 1 to Lease Agreement dated as of February 1996 between the Company and BFA Realty Partnership, L.P. d/b/a BFA, Limited
           Partnership.
 10.10(4)# Co-Promotion Agreement dated as of May 27, 1997 by and between Mead
           Johnson & Company and the Company.
 10.11+**  Amendment No. 1 to Co-Promotion Agreement dated as of May 27, 1997 by and between Mead Johnson & Company and the Company.
 13.1***   The Company's 1997 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.
 21.1**    List of Subsidiaries of the Company.
 23.1**    Consent of Arthur Andersen LLP.
 24.1**    Power of Attorney (see signature page hereto).
 27.1**    Financial Data Schedule.

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00300).
(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-19367).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 29, 1997 (File No. 000-27558).
(4) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 8, 1997.
* Indicates a management contract or any compensatory plan, contract or arrangement
**  Filed herewith.
*** Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Annual Report on Form 10-K.
#   Confidential treatment granted as to certain portions.
+ Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.