Form 10-Q
period 1998-03-31
CYTYC CORP
filed 1998-05-15
CIK 849778

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _______________ to __________________


                        Commission File Number 0-27558
                               CYTYC CORPORATION
            (Exact name of registrant as specified in its charter)


                   DELAWARE                                    02-0407755
                   --------                                    ----------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                organization)                              Identification No.)

                    85 Swanson Road, Boxborough, MA  01719
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

     Yes   [X]     No   [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of May 8, 1998 was 17,621,001.

                          Total Number of Pages:  __
                          Exhibit Index is on Page __

================================================================================

                               CYTYC CORPORATION


                              INDEX TO FORM 10-Q
                              ------------------


                                                                           Page
                                                                           ----
PART I         FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements
               Consolidated Balance Sheets
                December 31, 1997 and March 31, 1998                         3

               Consolidated Statements of Operations
                for the three months ended March 31, 1997 and 1998           4

               Consolidated Statements of Cash Flows
                for the three months ended March 31, 1997 and 1998           5

               Notes to Consolidated Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          7


PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                            12

     Item 2.   Changes in Securities and Use of Proceeds                    13

     Item 3.   Defaults Upon Senior Securities                              13

     Item 4.   Submission of Matters to a Vote of Security Holders          13

     Item 5.   Other Information                                            13

     Item 6.   Exhibits and Reports on Form 8-K                             13

SIGNATURE                                                                   14

PART I    FINANCIAL INFORMATION
     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                      DECEMBER 31,       MARCH 31,
                                                                                          1997             1998
                                                                                   ------------------  -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents..............................................              $ 47,204         $ 51,035
   Short-term investments.................................................                38,198           27,540
   Accounts receivable, net...............................................                10,501            7,652
   Inventories............................................................                 3,241            4,525
   Prepaid expenses and other current assets..............................                   905              657
                                                                                        --------         --------
      Total current assets................................................               100,049           91,409
Property and equipment, net...............................................                 5,851            7,163
Other assets..............................................................                 2,477            2,581
                                                                                        --------         --------
      Total assets........................................................              $108,377         $101,153
                                                                                        ========         ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................              $  2,570         $  2,363
   Accrued expenses.......................................................                 8,088            7,267
   Deferred revenue.......................................................                 1,532            1,553
                                                                                        --------         --------
      Total current liabilities...........................................                12,190           11,183
                                                                                        --------         --------
Commitments and contingencies

Stockholders' equity :
   Preferred Stock, $.01 par value--
      Authorized--5,000,000 shares
      No shares issued or outstanding.....................................                    --               --
   Common Stock, $.01 par value--
      Authorized--60,000,000 shares
      Issued and outstanding  17,454,096 in 1997 and 17,594,426 in 1998...                   175              176
   Additional paid-in capital.............................................               165,191          165,471
   Accumulated deficit....................................................               (69,179)         (75,677)
                                                                                        --------         --------
      Total stockholders' equity..........................................                96,187           89,970

                                                                                        --------         --------
      Total liabilities and stockholders' equity..........................              $108,377         $101,153
                                                                                        ========         ========

                            See accompanying notes.

                               CYTYC CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                             MARCH 31,     MARCH 31,
                                                                               1997          1998
                                                                             --------      --------
Net sales............................................................         $ 3,440       $ 8,057
Cost of sales........................................................           1,510         2,289
                                                                              -------       -------
     Gross profit....................................................           1,930         5,768
                                                                              -------       -------
Operating expenses:
     Research and development........................................           1,535         1,872
     Sales, marketing and customer support...........................           6,632         8,909
     General and administrative......................................           1,396         2,673
                                                                              -------       -------
          Total operating expenses...................................           9,563        13,454
                                                                              -------       -------
Loss from operations.................................................          (7,633)       (7,686)
Other income.........................................................           1,038         1,188
                                                                              -------       -------
Net loss.............................................................         $(6,595)      $(6,498)
                                                                              =======       =======
Net loss per common and potential common share:
     Basic...........................................................         $ (0.42)       ($0.37)
                                                                              =======       =======
     Diluted.........................................................         $ (0.42)       ($0.37)
                                                                              =======       =======
Weighted average common and potential common shares outstanding:
     Basic...........................................................          15,718        17,548
     Diluted.........................................................          15,718        17,548

                            See accompanying notes.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                                MARCH 31,     MARCH 31,
                                                                                  1997          1998
                                                                                --------      --------
Cash flows from operating activities:
  Net loss................................................................     $ (6,595)      $(6,498)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization........................................         302           360
      Provision for doubtful accounts......................................         150           150
      Changes in assets and liabilities--
        Accounts receivable................................................        (151)        2,699
        Inventories........................................................        (165)       (1,284)
        Prepaid expenses and other current assets..........................         206           248
        Accounts payable...................................................         373          (207)
        Accrued expenses...................................................       1,790          (821)
        Deferred revenue...................................................         230            21

                                                                               --------       -------
           Net cash used in operating activities...........................      (3,860)       (5,332)

                                                                               --------       -------
Cash flows from investing activities:
  Increase in other assets.................................................         (90)         (104)
  Purchases of property and equipment......................................        (405)       (1,672)
  Purchases of short-term investments......................................     (26,801)       (6,481)
  Proceeds from maturity of short-term investments.........................       3,978        17,139

                                                                               --------       -------
           Net cash (used in) provided by investing activities.............     (23,318)        8,882

                                                                               --------       -------
Cash flows from financing activities:
  Proceeds from exercise of stock options..................................         182           281
  Proceeds from sale of stock..............................................      70,581             -

                                                                               --------       -------
           Net cash provided by financing activities.......................      70,763           281

                                                                               --------       -------
Net increase in cash and cash equivalents..................................      43,585         3,831
Cash and cash equivalents, beginning of period.............................      27,572        47,204

                                                                               --------       -------
Cash and cash equivalents, end of period...................................    $ 71,157       $51,035
                                                                               ========       =======

                            See accompanying notes.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

     The notes and accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-27558).

     The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items. It should be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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


(2)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cytyc SARL (a Swiss corporation including its wholly-owned subsidiaries Cytyc Italia s.r.l. and Cytyc France s.a.r.l.), Cytyc (Australia) PTY LTD (an Australian Corporation) and Cytyc Securities Corporation (a Massachusetts securities corporation). All material intercompany transactions and balances have been eliminated in consolidation.


(3)  Cash and Cash Equivalents

     Cash equivalents consist of money market mutual funds, commercial paper and U.S. Government securities with original maturities of three months or less.

(4)  Short-term Investments

     The Company follows the provisions of Statement of Financial Accounting Standards (''SFAS'') No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Short-term investments consist of U.S. Government securities with original maturities between three and twelve months. The Company classifies these short-term investments as held-to-maturity and, accordingly, they are carried at amortized cost, which approximates market. Aggregate fair value, amortized cost and average maturity for marketable securities held at March 31, 1998 and December 31, 1997 are as follows:

                                                                                   GROSS UNREALIZED
                                                                                   ----------------
                                                                   AMORTIZED            HOLDING             FAIR
                                                                   ---------            -------             ----
                                                                      COST         GAINS    (LOSSES)        VALUE
                                                                      ----         -----    --------        -----
                                                                                     (IN THOUSANDS)
        March 31, 1998
        --------------
        U.S. Government and Agency securities (average
        maturity of 3.9 months).................................     $27,540         70        --           $27,610

        December 31, 1997
        -----------------
        U.S. Government and Agency securities (average
        maturity of 3.6 months).................................     $38,198         71        --           $38,269


(5)  Net Loss Per Common Share

     The Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. Diluted weighted average shares outstanding for 1997 and 1998 exclude the 1,709,000 and 1,763,000 potential common shares, respectively, from stock options and warrants outstanding because to include them would have been antidilutive for the periods presented.

(6)  Reporting Comprehensive Income

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non owner changes in equity including such items as unrealized holding gains/losses on securities classified as available-for-sale, foreign currency translator adjustments and minimum pension liability adjustments. The Company had no such items for the three months ended March 31, 1997 and 1998 and therefore comprehensive income
(loss) and net income (loss) are the same.

(7)  Legal Proceedings

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

  The Company refiled its suit against NSI and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. 97 CIV 4642). The lawsuit includes claims of false and misleading advertising, unfair and deceptive trade practices, unfair competition, misappropriation of trade secrets, tortious interference with the Company's business relationships and defamation. In addition to seeking preliminary and permanent injunctions to stop NSI and its officers from such conduct, the Company seeks damages, including treble damages. On July 30, 1997, NSI moved to dismiss the Company's complaint. On September 5, 1997, the Court denied NSI's motion to dismiss. On September 19, 1997, the defendants filed answers and affirmative defenses to the Company's claims, denying liability, and on October 3, 1997, NSI filed counterclaims against the Company for false and misleading advertising, unfair competition and defamation. On November 12, 1997, the Company moved to dismiss NSI's counterclaims and that motion is currently pending. The case is in the middle of discovery. While the outcome of the action cannot be determined, the Company believes that the counterclaims are without merit and intends to defend against them vigorously.

  The Company also refiled its suit against PIE and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV 1779). The complaint alleges false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. The Company is seeking injunctive relief as well as damages, including treble damages. On September 2, 1997, the defendants filed an answer and affirmative defenses to the Company's claims, denying liability. The case is in the early stages of discovery.

  On May 14, 1997, CWI, a defendant in the Company's original lawsuit in Massachusetts, filed suit against the Company in the United States District Court for the District of Nevada (Civil Action, No. CV-S- 97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court granted the Company's motion as to one count of CWI's complaint, but denied the Company's motion as to the remainder of CWI's complaint. On August 6, 1997, the Company filed counterclaims against CWI and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process. On August 26, 1997, CWI and its President filed an answer and affirmative defenses to the Company's counterclaims, denying liability. On January 23, 1998, the Company voluntarily withdrew its claim for abuse of process. The case is in the middle of discovery. While the outcome of the action cannot be determined, the Company believes the claims against the Company are without merit, and intends to defend against those claims vigorously.

  Each of the above pending actions are still in discovery and, accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep System consists of the ThinPrep 2000 Processor and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for the human papilloma virus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997.

     Since inception, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company expects such losses to continue for the foreseeable future as it expands its domestic and establishes its international marketing and sales activities, continues its product development efforts, and commences full-scale manufacturing of the ThinPrep System for cervical cancer screening. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, including the extent to which the Company's products gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and establishes its international sales and distribution networks, the timing and level of reimbursement for the ThinPrep System by third-party payors, and other factors, many of which are outside the Company's control.

     The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed new custom-built automated equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System.

      The Company believes that sales of the ThinPrep System for cervical cancer screening in the United States will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations and Medicare and Medicaid. The Company believes that in the United States the current rate of reimbursement of laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from approximately $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement.

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


     The Company believes that its expanded FDA labeling, supported by clinical field and trial results, may assist in the establishment of increased reimbursement for the ThinPrep Pap Test. Although United HealthCare, twenty-one of fifty-five Blue Cross and Blue Shield plans and a number of health insurance companies have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.


     Effective January 1, 1998, the Company's laboratory customers are able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the United States Health Care Financing Administration ("USHCFA"), which administers Medicare, using a newly assigned Common Procedure Technology ("CPT") code specifically for liquid-based monolayer cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board which is administered by the American Medical Association, and are used in the submission of claims to third-party payors for reimbursement for medical services. The new, single CPT code replaces the non-specific, two-code description used during 1997 and is expected to facilitate reimbursement to the Company's laboratory customers for their use of the ThinPrep Pap Test. Delays in the implementation of the new CPT code by third-party payors, however, have resulted in delayed reimbursement to the Company's laboratory customers. As a result, orders for ThinPrep Pap Tests during the first quarter of 1998 were reduced, delayed or eliminated.

     The Company's direct sales force is actively working directly with current laboratory customers and health insurance companies to facilitate implementation and reimbursement under the new CPT code. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that the new CPT code will be successfully implemented by third-party payors, that the reimbursement delays will be successfully reduced, or that reimbursement levels under the new CPT code will be adequate.


     The Company will continue to increase the amount of expenditures for marketing, sales and customer support activities of the ThinPrep System for cervical cancer screening. There can be no assurance, however, that such investments will result in increased net sales or that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. During 1997, the Company entered into a number of agreements in connection with its marketing and sales activities, including a co-promotion agreement with Mead Johnson & Company, a division of Bristol-Myers Squibb, to promote the ThinPrep Pap Test to obstetricians in the United States, and an agreement with Quest Diagnostics Incorporated to provide ThinPrep Pap Testing at its clinical laboratories in the United States. The Quest Diagnostics agreement is exclusive in that Quest will only provide other liquid-based mono or thin layer sample preparation technologies if FDA labeling claims for such products exceed the FDA labeling claims of the ThinPrep System and will only provide computer aided rescreening upon customer initiated request. Quest Diagnostics and the Company agreed to coordinate their efforts in planning and marketing the ThinPrep Pap Test to medical professionals and third party payors. There can be no assurance that such marketing, sales and customer support activities will result in increased net sales, that the agreement with Mead Johnson & Company or other third parties will be successful, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

     The Company will continue to increase its expenditures for research and development to fund development of follow-on products and additional applications of ThinPrep technology. The Company will also continue to increase the amount of expenditures for administrative activities, principally for the employment of additional administrative personnel and other legal and professional fees. The Company may also continue to increase the expenditure amounts for litigation-related legal expenses.

     The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products that are used with the ThinPrep System, and improvements made by the Company relating to such items. Royalty payments, in connection with this license for the three months ended March 31, 1997 and 1998 were $14,000 and $27,000, respectively.


RESULTS OF OPERATIONS

     Three Months Ended March 31, 1998 and 1997

     Net sales increased to $8.1 million in the first quarter of 1998 from $3.4 million for the same period of 1997, an increase of 134.2%. This increase in sales was primarily due to an increase in the number of ThinPrep Processors sold, sales of the Company's ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological testing. Gross profit increased to $5.8 million in the first quarter of 1998 from $1.9 million for the same period of 1997, an increase of 198.9%, and the gross margin increased to 71.6% in the first quarter of 1998 from 56.1% for the same period of 1997. Management attributes the increase in gross margin in 1998 primarily to the increased sales of the higher gross margin ThinPrep Pap Test and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors.

     Total operating expenses increased to $13.4 million in the first quarter of 1998 from $9.6 million for the same period of 1997, an increase of 40.7%. Research and development costs increased to $1.9 million in the first quarter of 1998 from $1.5 million for the same period of 1997, an increase of 22.0%, as a result of employment of additional research and development personnel and engineering consulting expenses. Sales, marketing and customer support increased to $8.9 million in the first quarter of 1998 from $6.6 million for the same period of 1997, an increase of 34.3%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased expenses associated with the Mead Johnson co-promotion agreement, and additional marketing consulting costs related to the international launch of the ThinPrep Pap Test. General and administrative costs increased to $2.7 million in the first quarter of 1998 from

$1.4 million for the same period of 1997, an increase of 91.5%, due to the employment of additional administrative personnel and increased legal expenses. Net interest income increased to $1.2 million in the first quarter of 1998 from $1.0 million for the same period of 1997, an increase of 14.5%, due to an increase in the average cash balance available for investment.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $75.7 million as of March 31, 1998. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $165.6 million, net of offering expenses. At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $78.6 million. Cash used in the Company's operations during the first quarter of 1998 was $5.3 million compared to $3.9 million in the first quarter of 1997, an increase of 38.1%. The increase in cash used in operations in 1998 was primarily due to changes in current assets and liabilities.

     Accounts receivable decreased by $2.8 million to approximately $7.7 million during the first quarter of 1998 as a result of decreased sales volume. Inventories increased approximately $1.3 million to $4.5 million from December 31, 1997 to March 31, 1998 due primarily to the Company's planned sales increase of ThinPrep Pap Tests, ThinPrep 2000 Processors and reagents, filters and other supplies for non-gynecological testing.

     The Company's capital expenditures for the quarters ended March 31, 1998 and 1997 were $1.7 million and $405,000 respectively. The increase in capital expenditures in the first quarter of 1998 was due primarily to increased purchases for customized manufacturing equipment and computer equipment. Additionally, as of March 31, 1998, the Company has made commitments for customized manufacturing equipment of approximately $1.3 million.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, and the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening. The Company's capital requirements will also depend upon the progress of the Company's research and development programs including clinical trials, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with, existing or future litigation. See "Legal Proceedings". There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.


CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, availability of reimbursement for the Company's product, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of market acceptance and additional cost, a limited number of customers and a lengthy sales cycle, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, CPT code implementation delays and delays in reimbursement, a limited operating history, risks associated with commercialization, a history of losses, potential fluctuations in future quarterly results, intense competition, potential liabilities and costs associated with existing or future litigation, limited manufacturing experience, uncertainty of additional applications and dependence on single source suppliers. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, results of operations and financial condition. Because of these and other factors, past financial performances should not be considered an indication of future performance.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

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


     The Company refiled its suit against NSI and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. 97 CIV 4642). The lawsuit includes claims of false and misleading advertising, unfair and deceptive trade practices, unfair competition, misappropriation of trade secrets, tortious interference with the Company's business relationships and defamation. In addition to seeking preliminary and permanent injunctions to stop NSI and its officers from such conduct, the Company seeks damages, including treble damages. On July 30, 1997, NSI moved to dismiss the Company's complaint. On September 5, 1997, the Court denied NSI's motion to dismiss. On September 19, 1997, the defendants filed answers and affirmative defenses to the Company's claims, denying liability, and on October 3, 1997, NSI filed counterclaims against the Company for false and misleading advertising, unfair competition and defamation. On November 12, 1997, the Company moved to dismiss NSI's counterclaims, and that motion is currently pending. The case is in the middle of discovery. While the outcome of the action cannot be determined, the Company believes that the counterclaims are without merit, and intends to defend against them vigorously.

     The Company also refiled its suit against PIE and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV 1779). The complaint alleges false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. The Company is seeking injunctive relief as well as damages, including treble damages. On September 2, 1997, the defendants filed an answer and affirmative defenses to the Company's claims, denying liability. The case is in the early stages of discovery.

       On May 14, 1997, CWI, a defendant in the Company's original lawsuit in Massachusetts, filed suit against the Company in the United States District Court for the District of Nevada (Civil Action, No. CV-S- 97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court granted the Company's motion as to one count of CWI's complaint, but denied the Company's motion as to the remainder of CWI's complaint. On August 6, 1997, the Company filed counterclaims against CWI and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process. On August 26, 1997, CWI and its President filed an answer and affirmative defenses to the Company's counterclaims, denying liability. On January 23, 1998, the Company voluntarily withdrew its claim for abuse of process. The case is in the middle of discovery. While the outcome of the action cannot be determined, the Company believes the claims against the Company are without merit, and intends to defend against those claims vigorously.

     Each of the above pending actions are still in discovery and, accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.

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

  Not applicable.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CYTYC CORPORATION


Date: May  15, 1998              By: /s/ Joseph W. Kelly
                                    --------------------------------------------
                                    Joseph W. Kelly
                                    Vice President, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number            Description                                    Page
------            -----------                                    ----
  27              Financial Data Schedule                         __