Form 10-Q
period 1998-06-30
CYTYC CORP
filed 1998-08-13
CIK 849778

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _______________ to __________________


                         Commission File Number 0-27558
                               CYTYC CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           02-0407755
---------------------------------                          ------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

                     85 Swanson Road, Boxborough, MA  01719
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

     Yes  [X]    No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of August 4, 1998 was 17,644,158.

                           Total Number of Pages: 18
                          Exhibit Index is on Page 16

-------------------------------------------------------------------------------

                               CYTYC CORPORATION


                               INDEX TO FORM 10-Q
                               ------------------


                                                                           Page
                                                                           ----
PART I    FINANCIAL INFORMATION

     Item 1.    Consolidated Financial Statements

                Consolidated Balance Sheets
                  December 31, 1997 and June 30, 1998                         3

                Consolidated Statements of Operations
                  for the three and six months ended June 30, 1997 and 1998   4

                Consolidated Statements of Cash Flows
                  for the three and six months ended June 30, 1997 and 1998   5

                Notes to Consolidated Financial Statements                    6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9


PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings                                            13

     Item 2.    Changes in Securities                                        14

     Item 4.    Submission of Matters to a Vote of Security Holders          14

     Item 5.    Other Information                                            14

     Item 6.    Exhibits and Reports on Form 8-K                             14

SIGNATURE                                                                    15

PART I     FINANCIAL INFORMATION
    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      DECEMBER 31,       JUNE 30,
                                                                                          1997             1998
                                                                                   ------------------  -------------
                                        ASSETS
Current assets:
  Cash and cash equivalents......................................................           $ 47,204       $ 56,353
  Short-term investments.........................................................             38,198         16,495
  Accounts receivable, net.......................................................             10,501          6,699
  Inventories....................................................................              3,241          4,247
  Prepaid expenses and other current assets......................................                905          1,244
                                                                                            --------       --------
     Total current assets........................................................            100,049         85,038
Property and equipment, net......................................................              5,851          7,753
Other assets.....................................................................              2,477          2,366
                                                                                            --------       --------
     Total assets................................................................           $108,377       $ 95,157
                                                                                            ========       ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................           $  2,570       $  1,297
  Accrued expenses...............................................................              8,088          9,734
  Deferred revenue...............................................................              1,532          1,326
                                                                                            --------       --------
     Total current liabilities...................................................             12,190         12,357
                                                                                            --------       --------

Commitments and contingencies

Stockholders' equity :
  Preferred Stock, $.01 par value--
    Authorized--5,000,000 shares
    No shares issued or outstanding..............................................                 --             --
  Common Stock, $.01 par value--
    Authorized--60,000,000 shares
    Issued and outstanding 17,454,096 in 1997 and 17,634,358 in 1998.............                175            176
  Additional paid-in capital.....................................................            165,191        166,035
  Accumulated deficit............................................................            (69,179)       (83,411)
                                                                                            --------       --------

     Total stockholders' equity..................................................             96,187         82,800
                                                                                            --------       --------

     Total liabilities and stockholders' equity..................................           $108,377       $ 95,157
                                                                                            ========       ========

                            See accompanying notes.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                        1997         1998         1997         1998
                                                                     -----------  -----------  -----------  -----------
Net sales..........................................................     $ 5,161      $ 9,225     $  8,601     $ 17,282
Cost of sales......................................................       1,853        2,481        3,363        4,770
                                                                        -------      -------     --------     --------

  Gross profit.....................................................       3,308        6,744        5,238       12,512
                                                                        -------      -------     --------     --------

Operating expenses:
  Research and development.........................................       1,441        2,281        2,976        4,153
  Sales, marketing and customer support............................       8,058        9,950       14,690       18,859
  General and administrative....................................          1,895        3,351        3,291        6,024
                                                                        -------      -------     --------     --------

     Total operating expenses......................................      11,394       15,582       20,957       29,036
                                                                        -------      -------     --------     --------

Loss from operations...............................................      (8,086)      (8,838)     (15,719)     (16,524)

Other income, net..................................................       1,420        1,104        2,458        2,292
                                                                        -------      -------     --------     --------

Net loss...........................................................     $(6,666)     $(7,734)    $(13,261)    $(14,232)
                                                                        =======      =======     ========     ========

Net loss per common and potential common share:
  Basic............................................................     $( 0.39)      $(0.44)      $(0.80)      $(0.81)
                                                                        =======      =======     ========     ========

  Diluted..........................................................      $(0.39)      $(0.44)      $(0.80)      $(0.81)
                                                                        =======      =======     ========     ========

Weighted average common and potential common shares outstanding:
  Basic............................................................      17,256       17,621       16,487       17,584
  Diluted..........................................................      17,256       17,621       16,487       17,584

                            See accompanying notes.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                    JUNE 30,                  JUNE 30,
                                                                                1997       1998          1997          1998
                                                                             ---------  -----------  ------------  ------------
Cash flows from operating activities:
  Net loss................................................................    $ (6,666)   $(7,734)     $(13,261)     $(14,232)
       Adjustments to reconcile net loss to net cash used in operating activities........................................................
                Depreciation and amortization.............................         151        363           453           723
                Provision for doubtful accounts...........................           -          -             -           150

     Changes in assets and liabilities--
        Accounts receivable...............................................     ( 1,092)       953       ( 1,093)        3,652
        Inventories.......................................................        (182)       278          (347)       (1,006)
        Prepaid expenses and other current assets.........................        (192)      (587)           14          (339)
        Accounts payable..................................................        (577)    (1,067)         (204)       (1,274)
        Accrued expenses..................................................       2,684      2,467         4,474         1,646
        Deferred revenue..................................................          27       (227)          257          (206)
                                                                              --------    -------      --------      --------

           Net cash used in operating activities..........................      (5,847)    (5,554)       (9,707)      (10,886)
                                                                              --------    -------      --------      --------

Cash flows from investing activities:
  Increase in other assets................................................        (215)       215          (305)          111
  Purchases of property and equipment.....................................        (399)      (953)         (804)       (2,625)
  Purchases of short-term investments.....................................     (22,955)    (3,999)      (49,756)      (10,480)
  Proceeds from maturity of short-term investments........................       7,878     15,044        11,856        32,183
                                                                              --------    -------      --------      --------

           Net cash (used in) provided by investing activities............     (15,691)    10,307       (39,009)       19,189
                                                                              --------    -------      --------      --------

Cash flows from financing activities:
  Proceeds from employee stock purchase program...........................         109        111           109           111
  Proceeds from exercise of stock options.................................          34        454           217           735
  Proceeds from sale of common stock......................................           -          -        70,580             -

                                                                              --------    -------      --------      --------
           Net cash provided by financing activities......................         143        565        70,906           846
                                                                              --------    -------      --------      --------

Net increases (decrease) in cash and cash equivalents.....................     (21,395)     5,318        22,190         9,149
Cash and cash equivalents, beginning of period............................      71,157     51,035        27,572        47,204
                                                                              --------    -------      --------      --------

Cash and cash equivalents, end of period..................................    $ 49,762    $56,353      $ 49,762      $ 56,353
                                                                              ========    =======      ========      ========

                            See accompanying notes.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

    The notes and accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-27558).

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

    Short-term investments consist of U.S. Government securities with original maturities between three and twelve months. The Company classifies these short-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market. Aggregate fair value, amortized cost and average maturity for marketable securities held at June 30, 1998 and December 31, 1997 are as follows:


                                                                                     GROSS UNREALIZED
                                                                   AMORTIZED          HOLDING GAINS          FAIR
                                                                      COST              (LOSSES)            VALUE
                                                                  -----------       ----------------    ----------
                                                                                     (IN THOUSANDS)
        June 30, 1998
        -------------
        U.S. Government and Agency securities (average
        Maturity of 6.5 months).................................      $16,495         $61      --         $16,556

        December 31, 1997
        -----------------
        U.S. Government and Agency securities (average
        maturity of 3.6 months).................................      $38,198         $71      --         $38,269

(5) Net Loss Per Common Share

    The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. Diluted weighted average shares outstanding for 1997 and 1998 exclude the 1,709,000 and 1,719,000 potential common shares, respectively, from stock options and warrants outstanding because to include them would have been antidilutive for the periods presented.

(6) Reporting Comprehensive Income

    The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non owner changes in equity including such items as unrealized holding gains/losses on securities classified as available-for-sale, foreign currency translator adjustments and minimum pension liability adjustments. The Company had no such items for the three and six months ended June 30, 1997, and in the 1998 periods had only foreign currency translation adjustments which were not considered material and therefore comprehensive income (loss) and net income (loss) are the same.

(7) New Accounting Standard

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement applies to all entities and is effective for all fiscal quarters beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. As of June 30, 1998 and during the quarter then ended, the Company did not hold any derivative instruments or have any hedging activities. The Company does not expect adoption of this Statement to have a significant impact on its financial position or results of operations.

(8) Legal Proceedings

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

    The Company refiled its suit against NSI and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. 97 CIV 4642). The lawsuit includes claims of false and misleading advertising, unfair and deceptive trade practices, unfair competition, misappropriation of trade secrets, tortious interference with the Company's business relationships and defamation. In addition to seeking preliminary and permanent injunctions to stop NSI and its officers from such conduct, the Company seeks damages, including treble damages. On July 30, 1997, NSI moved to dismiss the Company's complaint. On September 5, 1997, the Court denied NSI's motion to dismiss. On September 19, 1997, the defendants filed answers and affirmative defenses to the Company's claims, denying liability, and on October 3, 1997, NSI filed counterclaims against the Company for false and misleading advertising, unfair competition and defamation. On November 12, 1997, the Company moved to dismiss NSI's counterclaims. On June 15, 1998, the Court granted the Company's motion to dismiss, in part, and denied it in part. The case is in discovery. While the outcome of the action cannot be determined, the Company believes that the counterclaims are without merit, and intends to defend against them vigorously.

    The Company also refiled its suit against PIE and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV 1779). The complaint alleges false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. The Company is seeking injunctive relief as well as damages, including treble damages. On September 2, 1997, the defendants filed an answer and affirmative defenses to the Company's claims, denying liability. Defendants filed a motion to dismiss the action on March 13, 1998. The case is in discovery.

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

    Each of the above pending actions are in discovery and, accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.

    On August 10, 1998, the Company was served with a complaint filed in the Delaware Chancery Court in a matter entitled Blazin v. Cytyc, et. al, (Civil
                                             ------------------------
Action No. 16571-NC), alleging that the continuing director, or "dead hand" provision of the Company's shareholder rights plan violates Delaware law. On June 22, 1998, the Company had amended its shareholder rights plan, deleting the dead hand provision in its entirety. (See Amendment No. 1 to Rights Agreement, attached as Exhibit 4.2 to this Quarterly Report on Form 10-Q). Accordingly, the Company believes that the claims asserted in the lawsuit are entirely without merit, and intends to seek prompt dismissal of the action. The lawsuit is in its earliest stages, however, and, as a result, the Company is unable to determine the extent of its liability, if any, or the likelihood of its prevailing in such action.

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

    Since inception, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company expects that such losses may continue for the foreseeable future as it expands its domestic and establishes its international marketing and sales activities, and continues its product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, including the extent to which the Company's products gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and establishes its international sales and distribution networks, the timing and level of reimbursement for the ThinPrep System by third-party payors, and other factors, many of which are outside the Company's control.

    The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed custom-built automated equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System.

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

    The Company believes that its expanded FDA labeling supported by clinical field and trial results may assist in the establishment of increased reimbursement for the ThinPrep Pap Test. Although United HealthCare, Prudential Healthcare, Oxford Health and twenty-six of fifty-five Blue Cross and Blue Shield plans and a number of health insurance companies have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.

    Effective January 1, 1998, the Company's laboratory customers are able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the USHCFA (United States Health Care Financing

Administration) using a newly assigned Common Procedure Technology ("CPT") code specifically for liquid-based monolayer cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association, and are used in the submission of claims to third-party payors for reimbursement for medical services. The new, single CPT code replaces the non-specific, two-code description used during 1997 and is expected to facilitate reimbursement to the Company's laboratory customers for their use of the ThinPrep Pap Test. Delays in the implementation of the new CPT code by third-party payors, however, have resulted in delayed reimbursement to the Company's laboratory customers. As a result, orders for ThinPrep Pap Tests during the first half of 1998 were reduced, delayed or eliminated.

    The Company's direct sales force is actively working directly with current laboratory customers and health insurance companies to facilitate implementation and reimbursement under the new CPT code. As of June 30, 1998, based on information provided to the Company, the Company believes that all of the 78 health insurance companies covering the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that the new CPT code will be successfully implemented by third-party payors, that the reimbursement delays will be successfully reduced, or that reimbursement levels under the new CPT code will be adequate.

    The Company expects to continue its significant expenditures for marketing, sales and customer support activities of the ThinPrep System for cervical cancer screening. There can be no assurance, however, that such investments will result in increased net sales or that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. During 1997, the Company entered into a number of agreements in connection with its marketing and sales activities, including a co-promotion agreement with Mead Johnson & Company ("Mead Johnson"), a division of Bristol-Myers Squibb, to promote the ThinPrep Pap Test to obstetricians and gynecologists in the United States, and an agreement with Quest Diagnostics Incorporated to provide processing of ThinPrep Pap Tests at its clinical laboratories in the United States. The Quest Diagnostics agreement provides that Quest will only provide other liquid-based mono or thin layer sample preparation technologies if FDA labeling claims for such products exceed the FDA labeling claims of the ThinPrep System and will only provide computer aided rescreening upon customer initiated request. Quest Diagnostics and the Company also agreed to coordinate certain efforts in planning and marketing the ThinPrep Pap Test to medical professionals and third party payors. There can be no assurance that such marketing, sales and customer support activities will result in increased net sales, that the agreement with Mead Johnson or other third parties will be successful, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

    The Company expects to continue its expenditures for research and development to fund development of follow-on products and additional applications of ThinPrep technology. The Company also expects to continue to incur expenses for administrative activities, principally for the employment of additional personnel, litigation-related and other legal expenses and professional fees.

    The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of net sales of the ThinPrep Processor and filter cylinder disposable products that are used with the ThinPrep System, and
improvements made by the Company relating to such items.   Royalty expense, in
connection with this license in the three and six month periods ended June 30, 1997 and 1998 were approximately $22,699 and $38,139 and, $67,445 and $77,260, respectively.

RESULTS OF OPERATIONS

 Three Months Ended June 30, 1998 and 1997

    Net sales increased to $9.2 million in the second quarter of 1998 from $5.2 million for the same period of 1997, an increase of 79%. The increase was primarily due to sales of the Company's ThinPrep Pap Test for cervical cancer screening. Gross profit increased to $6.7 million in the second quarter of 1998 from $3.3 million for the same period of 1997, an increase of 104%, and the gross margin increased to 74% in the second quarter of 1998 from 64% for the same period of 1997. Management attributes the increase in gross margin in 1998 primarily to increased sales of the higher gross margin ThinPrep Pap Test as compared to the ThinPrep 2000 Processor, and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors.

    Total operating expenses increased to $15.6 million in the second quarter of 1998 from $11.4 million for the same period of 1997, an increase of 37%. Research and development costs increased to $2.3 million in the second quarter of 1998 from $1.4 million for the same period of 1997, an increase of 58%, as a result of the feasibility trial for the ThinPrep 3000 instrument and other product development opportunities. Sales, marketing and customer support costs increased to $10.0 million in the second quarter of 1998 from $8.1 million for the same period of 1997, an increase of 23%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased expenses associated with the Mead Johnson co-promotion agreement, and additional marketing consulting costs related to the international launch of the ThinPrep Pap Test. General and administrative costs increased to $3.4 million in the second quarter of 1998 from $1.9 million for the same period of 1997, an increase of 77%, due to increased legal expenses. Net interest income decreased to $1.1 million in the second quarter of 1998 from $1.4 million for the same period of 1997, a decrease of 22%, due to a decrease in the average cash balances available for investment.

Six Months Ended June 30, 1998 and 1997

    Net sales increased to $17.3 million in the first six months of 1998 from $8.6 million for the same period in 1997, an increase of 101%. This increase was primarily due to sales of the Company's ThinPrep Pap Test for cervical cancer screening. Gross profit increased to $12.5 million in the first six months of 1998 from $5.2 million for the same period in 1997, an increase of 139%, and the gross margin increased to 73% from 61%. Management attributes the increase in gross margin in 1998 primarily to the increased sales of the higher gross margin ThinPrep Pap Test as opposed to the ThinPrep 2000 Processor and increased selling prices for non-gynecological tests and ThinPrep 2000 Processors.

    Total operating expenses increased to $29.0 million in the first six months of 1998 from $21.0 million for the same period of 1997, an increase of 39%. Research and development costs increased to $4.2 million in the first six months of 1998 from $3.0 million for the same period in 1997, an increase of 40%, primarily as a result of the feasibility trial for the ThinPrep 3000 instrument and other product development opportunities. Sales, marketing and customer support costs increased to $18.9 million in the first six months of 1998 from $14.7 million for the same period in 1997, an increase of 28%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel, increased expenses associated with the Mead Johnson co-promotion agreement, and additional marketing consulting costs related to the international launch of the ThinPrep Pap Test. General and administrative costs increased to $6.0 million in the first six months of 1998 from $3.3 million for the same period in 1997, an increase of 83%, primarily due to legal expenses. Net interest income decreased slightly to $2.3 million in the first six months of 1998 from $2.5 million for the same period in 1997 as a result of lower average cash balances available for investment.


LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $83.4 million as of June 30, 1998. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $165.6 million, net of offering expenses. At June 30, 1998, the Company had cash, cash equivalents and short-term investments of $72.8 million. Cash used in the Company's operations during the second quarter of 1998 decreased to $5.6 million compared to $5.8 million in the second quarter of 1997.

    Accounts receivable decreased by $3.7 million to approximately $6.7 million during the first six months of 1998 as a result of decreased sales volume at June 30, 1998 as compared to December 31, 1997. Inventories increased approximately $1.0 million to $4.2 million from December 31, 1997 to June 30, 1998 due primarily to the Company's planned sales increase of ThinPrep Pap Tests, ThinPrep 2000 Processors and reagents, filters and other supplies for non-gynecological testing.

    The Company's capital expenditures for the quarters ended June 30, 1998 and 1997 were $.9 million and $.4 million, respectively. The increase in capital expenditures in the second quarter of 1998 was due primarily to increased purchases for customized manufacturing equipment and computer equipment. Additionally, as of June 30, 1998, the Company had commitments for customized manufacturing equipment of approximately $.6 million.

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

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

    The Company does not provide financial performance forecasts. The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, availability of reimbursement for the Company's product, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of market acceptance and the additional cost related thereto, a limited number of customers and a lengthy sales cycle, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, CPT code implementation delays and delays in reimbursement, a limited operating history, risks associated with commercialization, a history of losses, potential fluctuations in future quarterly results, intense competition, potential liabilities and costs associated with existing or future litigation, limited manufacturing experience, uncertainty of additional applications and dependence on single source suppliers. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, results of operations and financial condition. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

     The Company refiled its suit against NSI and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. 97 CIV 4642). The lawsuit includes claims of false and misleading advertising, unfair and deceptive trade practices, unfair competition, misappropriation of trade secrets, tortious interference with the Company's business relationships and defamation. In addition to seeking preliminary and permanent injunctions to stop NSI and its officers from such conduct, the Company seeks damages, including treble damages. On July 30, 1997, NSI moved to dismiss the Company's complaint. On September 5, 1997, the Court denied NSI's motion to dismiss. On September 19, 1997, the defendants filed answers and affirmative defenses to the Company's claims, denying liability, and on October 3, 1997, NSI filed counterclaims against the Company for false and misleading advertising, unfair competition and defamation. On November 12, 1997, the Company moved to dismiss NSI's counterclaims. On June 15, 1998, the Court granted the Company's motion to dismiss, in part, and denied it in part. The case is in discovery. While the outcome of the action cannot be determined, the Company believes that the counterclaims are without merit, and intends to defend against them vigorously.

     The Company also refiled its suit against PIE and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV 1779). The complaint alleges false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. The Company is seeking injunctive relief as well as damages, including treble damages. On September 2, 1997, the defendants filed an answer and affirmative defenses to the Company's claims, denying liability. Defendants filed a motion to dismiss the action on March 13, 1998. The case is in discovery.

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

     Each of the above pending actions are in discovery and, accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.

     On August 10, 1998, the Company was served with a complaint filed in the Delaware Chancery Court in a matter entitled Blazin v. Cytyc, et. al, (Civil
                                             ------------------------
Action No. 16571-NC), alleging that the continuing director, or "dead hand" provision of the Company's shareholder rights plan violates Delaware law. On June 22, 1998, the Company had amended its shareholder rights plan, deleting the dead hand provision in its entirety. (See Amendment No. 1 to Rights Agreement, attached as Exhibit 4.2 to this Quarterly Report on Form 10-Q). Accordingly, the Company believes that the claims asserted in the lawsuit are entirely without merit, and intends to seek prompt dismissal of the action. The lawsuit is in its earliest stages, however, and, as a result, the Company is unable to determine the extent of its liability, if any, or the likelihood of its prevailing in such action.

Item 2.  Changes in Securities.
         ---------------------

     The Company executed Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between the Company and BankBoston, N.A., deleting the "continuing director" provision of the Rights Agreement. See Exhibit 4.2 to this Quarterly Report on Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

    At the Company's Annual Meeting of stockholders held May 6, 1998 (the "1998 Annual Meeting"), the Company's stockholders took the following actions:

    1. The Company's stockholders elected Franklin J. Iris and William G. Little as Class II directors, each to serve for a three-year term expiring at the Company's annual meeting of stockholders in 2001, or until his successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 1998 Annual Meeting. With respect to such matter, the votes were cast as follows: 14,232,456 shares were voted for the election of Mr. Iris, 14,232,241 shares were voted for the election of Mr. Little, 2,173,436 shares were withheld from the election of Mr. Iris and 2,173,651 shares were withheld from the election of Mr. Little. No other persons were nominated, or received votes, for election as directors of the Company at the 1998 Annual Meeting. The other directors of the Company whose terms of office continued after the 1998 Annual Meeting were: Sally W. Crawford,
         C. William McDaniel, Anna S. Richo, Patrick J. Sullivan and Monroe Trout, M.D.


    2. The Company's stockholders ratified the selection of Arthur Andersen LLP, independent certified public accountants, as auditors for the Company's fiscal year ending December 31, 1998. With respect to such matter, the votes were cast as follows: 16,345,024 shares were voted for the proposal, 46,943 shares were voted against the proposal, 13,925 shares were abstained from voting on the proposal and no shares were broker nonvotes.

Item 5.  Other Information.
         -----------------

     Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 4, 1998. The Company's by-laws establish an advance notice procedure with regard to proposals that stockholders otherwise desire to introduce at the annual meeting without inclusion in the Company's proxy statement for that meeting. Written notice of such stockholder proposals for the next annual meeting of the Company must be received by the Secretary of the Company at the Company's principal executive offices not later than the close of business on December 4, 1998 and not earlier than the close of business on November 4, 1998 in order to be considered timely, and must contain specified information concerning the matters proposed to be brought before such meeting and concerning the stockholder proposing such matters. The matters proposed to be brought before the meeting also must be proper matters for stockholder action.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

         4.2 Amendment No. 1 to Rights Agreement, dated as of June 22, 1998 between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement dated August 27, 1997 between Cytyc Corporation and BankBoston, N.A.

         27   Financial Data Schedule

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CYTYC CORPORATION



Date:   August 13, 1998          By:  /s/ Joseph W. Kelly
                                     --------------------
                                      Joseph W. Kelly
                                      Vice President, Chief Financial Officer
                                      and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

                                 EXHIBIT INDEX


Exhibit
Number        Description                                              Page
-------       -----------                                              ----

4.2           Amendment No. 1 to Rights Agreement, dated as of          17
              June 22, 1998, between Cytyc Corporation and
              BankBoston, N.A., amending the Rights Agreement dated August 27, 1997 between Cytyc Corporation and BankBoston, N.A.

27            Financial Data Schedule                                   18