Form 10-Q
period 1998-09-30
CYTYC CORP
filed 1998-11-16
CIK 849778

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from _______________ to __________________


                         Commission File Number 0-27558

                               CYTYC CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  02-0407755
                --------                                  ----------
     (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                Identification No.)


                    85 Swanson Road, Boxborough, MA  01719
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

                              Yes  [X]    No  [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of November 10, 1998 was 17,742,913.

                          Total Number of Pages:   20
                          Exhibit Index is on Page 19

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                               CYTYC CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

                                                                            Page
                                                                            ----
PART I            FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                   December 31, 1997 and September 30, 1998                    3

                  Consolidated Statements of Operations
                   for the three and nine months ended
                    September 30, 1997 and 1998                                4

                  Consolidated Statements of Cash Flows
                   for the three and nine months ended
                    September 30, 1997 and 1998                                5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              10

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                           16

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            17

SIGNATURE                                                                     18


PART I     FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------
                                                                             DECEMBER 31,       SEPTEMBER 30,
                                                                                 1997               1998
                                                                          ------------------  -----------------
                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................         $ 47,204           $ 41,072
  Short-term investments..................................................           38,198             27,958
  Accounts receivable, net................................................           10,501              9,122
  Inventories.............................................................            3,241              3,983
  Prepaid expenses and other current assets...............................              905              1,051
                                                                                   --------           --------
     Total current assets.................................................          100,049             83,186
Property and equipment, net...............................................            5,851              8,430
Other assets..............................................................            2,477              2,035
                                                                                   --------           --------
     Total assets.........................................................         $108,377           $ 93,651
                                                                                   ========           ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................         $  2,570           $  1,661
  Accrued expenses........................................................            8,088              8,961
  Deferred revenue........................................................            1,532              1,311
                                                                                   --------           --------
     Total current liabilities............................................           12,190             11,933
                                                                                   --------           --------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value--
    Authorized--5,000,000 shares
    No shares issued or outstanding.......................................               --                 --
  Common Stock, $.01 par value--
    Authorized--60,000,000 shares
    Issued and outstanding 17,454,096 in 1997 and 17,644,758 in 1998......              175                176
  Additional paid-in capital..............................................          165,191            166,113
  Accumulated deficit.....................................................          (69,179)           (84,571)
                                                                                   --------           --------
     Total stockholders' equity...........................................           96,187             81,718
                                                                                   --------           --------
     Total liabilities and stockholders' equity...........................         $108,377           $ 93,651
                                                                                   ========           ========
--------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED NINE MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                        1997         1998         1997         1998
                                                                     -----------  -----------  -----------  -----------
Net sales..........................................................     $ 7,011      $12,349     $ 15,612     $ 29,631
Cost of sales......................................................       2,011        2,902        5,374        7,672
                                                                        -------      -------     --------     --------
  Gross profit.....................................................       5,000        9,447       10,238       21,959
                                                                        -------      -------     --------     --------
Operating expenses:
  Research and development.........................................       1,428        1,994        4,404        6,147
  Sales, marketing and customer support............................       9,151        8,412       23,841       27,271
  General and administrative.......................................       2,124        1,201        5,415        7,225
                                                                        -------      -------     --------     --------
     Total operating expenses......................................      12,703       11,607       33,660       40,643
                                                                        -------      -------     --------     --------
Loss from operations...............................................      (7,703)      (2,160)     (23,422)     (18,684)

Other income, net..................................................       1,404        1,000        3,862        3,292
                                                                        -------      -------     --------     --------
Net loss...........................................................     $(6,299)     $(1,160)    $(19,560)    $(15,392)
                                                                        =======      =======     ========     ========
Net loss per common and potential common share:
  Basic............................................................     $( 0.36)      $(0.07)      $(1.17)      $(0.87)
                                                                        =======      =======     ========     ========
  Diluted..........................................................      $(0.36)      $(0.07)      $(1.17)      $(0.87)
                                                                        =======      =======     ========     ========
Weighted average common and potential common shares outstanding:
  Basic............................................................      17,296       17,643       16,758       17,604

  Diluted..........................................................      17,296       17,643       16,758       17,604


                            See accompanying notes.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                               SEPTEMBER  30,        SEPTEMBER 30,
                                                                               1997     1998        1997      1998
Cash flows from operating activities:
       Net loss........................................................... $ (6,299)  $ (1,160)  $(19,560)  $(15,392)
       Adjustments to reconcile net loss to net cash used in operating activities
           Depreciation and amortization..................................      309        452        762      1,175
           Provision for doubtful accounts................................        -         20          -        170
           Changes in assets and liabilities--
               Accounts receivable........................................  ( 2,205)    (2,443)   ( 3,298)     1,209
               Inventories................................................       24        264       (323)      (742)
               Prepaid expenses and other current assets..................       90        193        104       (146)
               Accounts payable...........................................      950        365        746       (909)
               Accrued expenses...........................................    1,387       (773)     5,861        873
               Deferred revenue...........................................      139        (15)       396       (221)
                                                                           --------   --------   --------   --------

                     Net cash used in operating activities................   (5,605)    (3,097)   (15,312)   (13,983)
                                                                           --------   --------   --------   --------
Cash flows from investing activities:
       Decrease (increase) in other assets................................     (441)       331       (746)       442
       Purchases of property and equipment................................     (343)    (1,129)    (1,147)    (3,754)
       Purchases of short-term investments................................   (7,382)   (18,963)   (57,138)   (29,443)
       Proceeds from maturity of short-term investments...................   19,235      7,500     31,091     39,683
                                                                           --------   --------   --------   --------

                     Net cash provided by (used in) investing activities..   11,069    (12,261)   (27,940)     6,928
                                                                           --------   --------   --------   --------

Cash flows from financing activities:
       Proceeds from employee stock purchase program......................        -          -        109        111
       Proceeds from exercise of stock options............................       74         77        291        812
       Proceeds from sale of common stock.................................        -          -     70,580          -
                                                                           --------   --------   --------   --------
                     Net cash provided by financing activities............       74         77     70,980        923
                                                                           --------   --------   --------   --------

Net increase (decrease) in cash and cash equivalents......................    5,538    (15,281)    27,728     (6,132)
Cash and cash equivalents, beginning of period............................   49,762     56,353     27,572     47,204
                                                                           --------   --------   --------   --------

Cash and cash equivalents, end of period.................................. $ 55,300   $ 41,072   $ 55,300   $ 41,072
                                                                           ========   ========   ========   ========

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


(2) Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cytyc SARL (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Italia s.r.l. and Cytyc France s.a.r.l.), Cytyc (Australia) PTY LIMITED (an Australian corporation) and Cytyc Securities Corporation (a Massachusetts securities corporation). All intercompany transactions and balances have been eliminated in consolidation.


(3) Cash and Cash Equivalents

   Cash equivalents consist of money market mutual funds, commercial paper and U.S. Government securities with original maturities of three months or less.

(4) Short-term Investments

   The Company follows the provisions of Statement of Financial Accounting Standards (''SFAS'') No. 115, Accounting for Certain Investments in Debt and Equity Securities.

   Short-term investments consist of U.S. Government securities, certificates of deposit and commercial paper with original maturities between three and twelve months. The Company classifies these short-term investments as held-to-maturity, and accordingly, they are carried at amortized cost. Aggregate fair value, amortized cost and average maturity for marketable securities held at September 30, 1998 and December 31, 1997 are as follows:

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     GROSS
                                                                                   UNREALIZED
                                                                      AMORTIZED     HOLDING         FAIR
                                                                         COST        GAINS          VALUE
                                                                       --------     --------       --------
                                                                              (IN THOUSANDS)
        SEPTEMBER 30, 1998
        ------------------
        U.S. Government and Agency securities (average
        maturity of 5.8 months)....................................     $22,509          127        $22,636

        Certificates of  Deposit (average maturity of 4.8
        months)....................................................       3,999            2          4,001
        Commercial Paper (average maturity of 7.7
        months)....................................................       1,450            2          1,452
                                                                       --------     --------       --------
        TOTAL SHORT TERM INVESTMENTS SEPTEMBER 30, 1998                $ 27,958          131       $ 28,089
                                                                       ========     ========       ========
        DECEMBER 31, 1997
        -----------------
        U.S. Government and Agency securities (average
        maturity of 3.6 months)....................................    $ 38,198           71       $ 38,269
                                                                       ========     ========       ========




(5) Net Loss Per Common Share

   Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" requires companies to compute net income per share under two different methods, basic and diluted per share data, for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the quarters and nine months ended September 30, 1997 and 1998. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and potential common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average number of common shares and common stock equivalents from outstanding stock options for the quarters and nine months ended September 30, 1997 and 1998. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarters and nine months ended September 30, 1997 and 1998, net loss per diluted share is based on weighted average common shares and excludes any common stock equivalents as they would be anti-dilutive due to the reported loss. The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 1997 and 1998.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                           SEPTEMBER  30,          SEPTEMBER 30,
                                                                         1997        1998         1997       1998
                                                                       -------      -------     --------    --------
                                                                          (in thousands, except per share data)
      Net loss....................................................     $(6,299)     $(1,160)    $(19,560)   $(15,392)
      Basic Earnings Per Share:
          Loss available to common  shareholders..................     $(6,299)     $(1,160)    $(19,560)   $(15,392)

          Weighted average common shares outstanding .............      17,296       17,643       16,758      17,604
                                                                       -------      -------     --------    --------
      Basic loss per share........................................     $ (0.36)     $ (0.07)    $  (1.17)   $  (0.87)
                                                                       =======      =======     ========    ========
      Diluted Earnings Per Share:
          Loss available to common shareholders...................     $(6,299)     $(1,160)    $(19,560)   $(15,392)
          Weighted average common shares outstanding...............     17,296       17,643       16,758      17,604
          Common stock options grants (unless anti-dilutive).......          -            -            -           -
                                                                       -------      -------     --------    --------
      Total weighted average equivalent shares.....................     17,296       17,643       16,758      17,604
                                                                       -------      -------     --------    --------
      Diluted loss per share.......................................    $ (0.36)     $ (0.07)    $  (1.17)   $  (0.87)
                                                                       =======      =======     ========    ========


   Diluted weighted average shares outstanding excludes 1,823,000 and 1,999,000 potential common shares from stock options and warrants outstanding as of September 30, 1997 and 1998, respectively.

(6) Reporting Comprehensive Income

   The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non owner changes in equity including such items as unrealized holding gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three and nine months ended September 30, 1997 and 1998.

(7) New Accounting Standard

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement applies to all entities and is effective for all fiscal quarters beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. As of September 30, 1998 and during the quarter then ended, the Company did not hold any derivative instruments or have any hedging activities. The Company does not expect adoption of this Statement to have a significant impact on its financial position or results of operations.

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

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The Company refiled its suit against NSI and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. 97 CIV 4642). On October 19, 1998, the Company announced that the parties had settled the litigation. The terms of the settlement were not disclosed.

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

   On May 14, 1997, CWI, a defendant in the Company's original lawsuit in Massachusetts, filed suit against the Company in the United States District Court for the District of Nevada (Civil Action No. CV-S- 97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court granted the Company's motion as to one count of CWI's complaint, but denied the Company's motion as to the remainder of CWI's complaint. On August 6, 1997, the Company filed counterclaims against CWI and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process. On August 26, 1997, CWI and its President filed an answer and affirmative defenses to the Company's counterclaims, denying liability. On January 23, 1998, the Company voluntarily withdrew its claim for abuse of process. While the outcome of the action cannot be determined, the Company believes the claims against the Company are without merit and intends to defend against those claims vigorously.

   Each of the above pending actions are in discovery and, accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.

   On August 10, 1998, the Company was served with a complaint filed in the Delaware Chancery Court in a matter entitled Blazin v. Cytyc, et. al. (Civil
                                             ------------------------
Action No. 16571-NC), alleging that the continuing director or "dead hand" provision of the Company's shareholder rights plan violates Delaware law. On June 22, 1998, the Company had amended its shareholder rights plan, deleting the dead hand provision in its entirety. The lawsuit was dismissed pursuant to a notice of voluntary dismissal filed on August 24, 1998.

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

  The Company believes that its expanded FDA labeling supported by clinical field and trial results may assist in the establishment of increased reimbursement for the ThinPrep Pap Test. Although health insurance companies have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.

  Effective January 1, 1998, the Company's laboratory customers are able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the USHCFA (United States Health Care Financing

Administration) using a newly assigned Common Procedure Technology ("CPT") code specifically for liquid-based monolayer cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association, and are used in the submission of claims to third-party payors for reimbursement for medical services. The new, single CPT code replaces the non-specific, two-code description used during 1997 and is expected to facilitate reimbursement to the Company's laboratory customers for their use of the ThinPrep Pap Test. Delays in the implementation of the new CPT code by third-party payors, however, have resulted in delayed reimbursement to the Company's laboratory customers. As a result, the Company believes that orders for ThinPrep Pap Tests during the first half of 1998 were reduced, delayed or eliminated.

  The Company's direct sales force is actively working directly with current laboratory customers and health insurance companies to facilitate implementation and reimbursement under the new CPT code. As of September 30, 1998, based on information provided to the Company, the Company believes that all of the 85 health insurance companies covering the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance however, that the new
CPT code will be successfully implemented by additional third-party payors, that any reimbursement delays will be successfully reduced, or that reimbursement levels under the new CPT code will be adequate.

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

  The Company expects to continue its expenditures for research and development to fund development of follow-on products and additional applications of ThinPrep technology. The Company also expects to continue to incur expenses for administrative activities, principally for the employment of personnel and professional fees.


RESULTS OF OPERATIONS

  Three Months Ended September 30, 1998 and 1997

   Net sales increased to $12.3 million in the third quarter of 1998 from $7.0 million for the same period of 1997, an increase of 76%. The increase was primarily due to sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $9.4 million in the third quarter of 1998 from $5.0 million for the same period of 1997, an increase of 89%, and the gross margin increased to 77% in the third quarter of 1998 from 71% for the same period of 1997. Management attributes the increase in gross margin in 1998 primarily to increased sales of the higher gross margin ThinPrep Pap Test as compared to the ThinPrep 2000 Processor, and increased sales prices for non-gynecological tests.

  Total operating expenses decreased to $11.6 million in the third quarter of 1998 from $12.7 million for the same period of 1997, a decrease of 9%. Research and development costs increased to $2.0 million in the third quarter of 1998 from $1.4 million for the same period of 1997, an increase of 40%, primarily as a result of the costs associated with the Company's next-generation processor, the ThinPrep 3000 instrument and other product development activities. Sales, marketing and customer support costs decreased to $8.4 million in the third quarter of

1998 from $9.2 million for the same period of 1997, a decrease of 8%. The decrease in sales, marketing and customer support costs reflects decreased expenses associated with the Mead Johnson co-promotion agreement and reductions in sales travel and entertainment expenses and marketing and managed care program costs offset by increased costs related to the international launch of the ThinPrep technology. General and administrative costs decreased to $1.2 million in the third quarter of 1998 from $2.1 million for the same period of 1997, a decrease of 43%, primarily due to decreased legal expenses associated with certain litigation and professional fees. Net interest income decreased to $1.0 million in the third quarter of 1998 from $1.4 million for the same period of 1997, a decrease of 29%, due to a decrease in the average cash balances available for investment.


Nine Months Ended September 30, 1998 and 1997

  Net sales increased to $29.6 million in the first nine months of 1998 from $15.6 million for the same period in 1997, an increase of 90%. This increase was primarily due to increased worldwide sales of the Company's ThinPrep Pap Test for cervical cancer screening. Gross profit increased to $22.0 million in the first nine months of 1998 from $10.2 million for the same period in 1997, an increase of 114%, and the gross margin increased to 74% from 66%. Management attributes the increase in gross margin in 1998 primarily to the increased sales of the higher gross margin ThinPrep Pap Test as opposed to the ThinPrep 2000 Processor and increased selling prices for non-gynecological tests.

  Total operating expenses increased to $40.6 million in the first nine months of 1998 from $33.7 million for the same period of 1997, an increase of 21%. Research and development costs increased to $6.1 million in the first nine months of 1998 from $4.4 million for the same period in 1997, an increase of 40%, primarily as a result of costs associated with the ThinPrep 3000 instrument and other product development activities. Sales, marketing and customer support costs increased to $27.3 million in the first nine months of 1998 from $23.8 million for the same period in 1997, an increase of 14%. The increase in sales, marketing and customer support costs reflects the employment of additional sales and customer support personnel and additional marketing costs related to the international launch of the ThinPrep Pap Test. General and administrative costs increased to $7.2 million in the first nine months of 1998 from $5.4 million for the same period in 1997, an increase of 33%, primarily due to legal expenses
associated with certain litigation.   Net interest income decreased to $3.3
million in the first nine months of 1998 from $3.9 million for the same period in 1997, a decrease of 15%, as a result of lower average cash balances available for investment.


LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $84.6 million as of September 30, 1998. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $166.3 million, net of offering expenses. At September 30, 1998, the Company had cash, cash equivalents and short-term investments of $69.0 million. Cash used in the Company's operations during the third quarter of 1998 decreased to $3.1 million compared to $5.6 million in the third quarter of 1997.

   Net accounts receivable decreased by $1.4 million to approximately $9.1 million during the first nine months of 1998 as a result of improved collections activity at September 30, 1998 as compared to December 31, 1997 and increased reserves for doubtful accounts. Inventories increased approximately $0.7 million to $4.0 million from December 31, 1997 to September 30, 1998 due primarily to the Company's planned sales increase of ThinPrep Pap Tests, ThinPrep 2000 Processors and reagents, filters and other supplies for non-gynecological testing.

   The Company's capital expenditures for the quarters ended September 30, 1998 and 1997 were $1.1 million and $0.3 million, respectively. The increase in capital expenditures in the third quarter of 1998 was due primarily to increased purchases for customized manufacturing equipment and leasehold improvements. Additionally, as of September 30, 1998, the Company had commitments for customized manufacturing equipment of approximately $0.6 million.

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


YEAR 2000 READINESS DISCLOSURE AND RELATED INFORMATION

  Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. In addition, the year 2000 is a special case leap year. The consequences of this issue may include systems failures and business process interruption to the extent companies fail to upgrade, replace or otherwise address year 2000 problems. The year 2000 problem may also result in additional business and competitive differentiation. The Company is working to assess the potential impact of the year 2000 issue on the Company's products and systems and on its third-party suppliers, payors and laboratory customers, and to minimize the effects of any such impact.

  The Company believes that it has three general areas of potential exposure with respect to the year 2000 problem: (1) software integral to the operation of the Company's own products; (2) software used in the Company's internal information systems, financial and accounting systems, manufacturing systems, and other administrative functions; and (3) the effects of third party year 2000-related compliance efforts on the Company's business with such third parties. The Company has established a task force composed of experienced personnel from technical operations, information systems, legal and finance functional areas and is currently in the process of evaluating its year 2000 readiness with respect to these areas of potential exposure, and currently anticipates that its evaluation will include the following phases: (i) identification of all potentially affected products, hardware, systems and third party compliance efforts; (ii) assessment of any repair or replacement requirements; (iii) conducting any necessary repairs or replacements; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures.

  The first type of potential year 2000 exposure for the Company relates to software and/or hardware used in the Company's ThinPrep Processors. The Company has completed an assessment of its ThinPrep 2000 Processor and, based on this assessment, has determined that it is year 2000 compliant due to the fact that the system does not have any software or hardware time or calendar functions available in its design. The Company has also assessed the year 2000 compliance of its next-generation product, the ThinPrep 3000 Processor, which is currently under development. As a result of this assessment, the Company believes that the ThinPrep 3000 Processor will be Year 2000 compliant upon its initial release to the market.

  The second type of potential year 2000 exposure for the Company relates to software applications used in the Company's internal information systems, financial and accounting systems, manufacturing processes, and other administrative functions. The Company has conducted a review of its internal computer software and systems to determine the extent to which the Company's internal systems may be adversely affected by the onset of the year 2000. The Company believes that it has identified all of its systems which require updates in order to become year 2000 compliant. The Company plans to have all of these systems and updates implemented, tested and validated by the first quarter of 1999. The Company has also established a procurement process intended to ensure that all new software and hardware systems are year 2000 compliant. Based on its assessment to date, and the identified corrective actions and validation testing, the Company believes that it will not experience material disruption as a result of year 2000 issues with respect to its internal information systems, financial and accounting systems, manufacturing processes, and other administrative functions.

  The third type of potential year 2000 exposure for the Company relates to the effects of third party compliance efforts and the potential failure by third parties to achieve year 2000 readiness. Certain key components of the ThinPrep System, including its proprietary filter, are currently supplied to the Company by single sources. In the event that the Company believes that any of the Company's suppliers will be unable to provide the Company with such key components due to the failure of such suppliers to timely resolve their year 2000 issues, the Company intends to develop contingency plans, including, if appropriate, establishing sufficient reserves of such key components in order to limit or prevent any material disruption of the Company's ability to manufacture
its products on a timely and cost-competitive basis.   In the event that the
Company is unable to obtain sufficient quantities of such key components caused by the failure of the Company's suppliers to resolve their own Year 2000 issues, or otherwise address any material disruption of its supply of such components, the Company may not be able to manufacture its products on a timely and cost-competitive basis, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is also dependent on third-party payors such as private insurance plans, managed care organizations and Medicare and Medicaid to reimburse its laboratory customers for the ThinPrep Pap Test, and on laboratory customers for orders of and payments for ThinPrep Pap Tests. The Company plans to initiate a program in the fourth quarter of 1998 to determine the year 2000 readiness of its significant third-party payors and laboratory customers. The Company intends to contact critical suppliers, and large volume third party payors and laboratory customers through correspondence concerning their year 2000 readiness. There can be no assurance that any such entities will provide any requested information on a timely basis, or at all. Delays in reimbursement to the Company's laboratory customers by third-party payors caused by year 2000 disruptions of third-party payors' systems, or the inability of such laboratory customers to process ThinPrep Pap Tests and/or pay the Company for the Company's products as a result of the failure of the laboratory customers to resolve their own year 2000 issues, may adversely impact future orders for ThinPrep Pap Tests and ThinPrep Processors, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the purchasing patterns of laboratory customers or potential customers may be affected by year 2000 issues to the extent they expend significant resources to correct their current systems for year 2000 compliance. Because of the many uncertainties associated with year 2000 compliance efforts by third-party payors and the Company's laboratory customers and suppliers and because the Company's assessment is necessarily based primarily on information provided by such third-party payors, laboratory customers and suppliers, there can be no assurance that the Company's assessment of year 2000 readiness of such payors, laboratory customers and suppliers will be correct or that the impact on the Company of any resulting year 2000 disruptions with respect to such parties will not be material.

  In addition, if certain critical third party providers, such as those supplying electricity, water, or telecommunications services, experience difficulties resulting in a material interruption of services to the Company, such interruption would likely result in a material adverse effect on the Company's business, financial condition and results of operations.

  To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. The costs incurred by the Company through the third quarter of fiscal 1998 to address year 2000 compliance efforts were approximately $10,000. The Company estimates it will incur up to approximately $40,000 during the remainder of fiscal 1998 and $10,000 in fiscal 1999 to support its compliance initiatives. Most of the Company's expenses have been, and in the future are expected to be, related to the opportunity cost of time spent by employees of the Company evaluating year
2000 compliance matters in general.    Because the Company's year 2000 process
is at an early stage and is ongoing, however, the actual costs to the Company of its efforts to address year 2000 issues are not presently known, and there can be no assurance that such costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

  At present, the Company has not developed a year 2000-specific contingency plan. The Company intends to prepare a contingency plan with respect to mission critical systems no later than the second quarter of 1999. In addition, if material year 2000 compliance issues are discovered, the Company will then evaluate the need for one or more contingency plans relating to such issues.

  The Company's expectations as to the extent and timeliness of modifications required in order to achieve year 2000 compliance and of the prospects of the Company and its third party payors and customers to achieve year 2000 compliance
are forward-looking statements subject to risks and uncertainties.   Actual
results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. There can be no assurance that the Company will be able to successfully modify on a timely basis its systems to comply with year 2000 requirements, or that third party payors and laboratory customers will not suffer material disruptions due to year 2000 issues, any of which failures could have a material adverse effect on the business, financial condition and results of operations of the Company. Further, while the Company believes that its year 2000 compliance efforts will be completed on a timely basis in advance of the year 2000 date transition and without material cost, there can be no assurance that unexpected delays or problems, including the failure to ensure year 2000 compliance by third party payors and laboratory customers, will not result in material costs of compliance to the Company or otherwise have a material adverse effect on the business, financial condition and results of operations of the Company.


IMPACT OF EURO CONVERSION

  On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro, and to adopt the Euro as their common legal currency. The Euro will then trade on currency exchanges and be available for non-cash transactions. For a three-year transition period, both the Euro and each participating country's sovereign currency will remain legal currency. After June 30, 2002, the Euro will be the sole legal tender for the participating countries.

     A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company derives approximately 10% of its revenues from sales of the ThinPrep System to customers in countries expected to convert to the Euro. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, results of operations and financial condition.


CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

  The Company does not provide financial performance forecasts. The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, availability of reimbursement for the Company's product, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of market acceptance and the additional cost related thereto, a limited number of customers and a lengthy sales cycle, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, CPT code implementation delays and delays in reimbursement, risks associated with potential Year 2000 software disruptions involving the products and systems of the Company and certain third party customers, suppliers and payors of the Company, a limited operating history, risks associated with commercialization, a history of losses, potential fluctuations in future quarterly results, intense competition, potential liabilities and costs associated with existing or future litigation, limited manufacturing experience, uncertainty of additional applications and dependence on single source suppliers. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, results of operations and financial condition. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

  The Company refiled its suit against NSI and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. 97 CIV 4642). On October 19, 1998, the Company announced that
the parties had settled the litigation.   The terms of the settlement were not
disclosed.

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

    On August 10, 1998, the Company was served with a complaint filed in the Delaware Chancery Court in a matter entitled Blazin v. Cytyc, et. al. (Civil
                                             ------------------------
Action No. 16571-NC), alleging that the continuing director or "dead hand" provision of the Company's shareholder rights plan violates Delaware law. On June 22, 1998, the Company had amended its shareholder rights plan, deleting the
dead hand provision in its entirety.   The lawsuit was dismissed pursuant to a
notice of voluntary dismissal filed on August 24, 1998.


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

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              27  Financial Data Schedule

         (b)  Reports on Form 8-K
              --------------------

              There were no reports on Form 8-K filed by the Company for the quarter ended September 30, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYTYC CORPORATION



Date: November 16, 1998            By:  /s/ Joseph W. Kelly
                                       --------------------------------------
                                       Joseph W. Kelly
                                       Vice President, Chief Financial
                                       Officer (Principal Financial
                                       and Accounting
                                       Officer)

                                 EXHIBIT INDEX


Exhibit
Number        Description                    Page
-------       -----------                    ----

27            Financial Data Schedule         20