Form 10-K405
period 1998-12-31
CYTYC CORP
filed 1999-03-31
CIK 849778

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934.
    [Fee Required]

For the Fiscal Year Ended: December 31, 1998

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 22, 1999 (based on the closing price as quoted by The Nasdaq Stock Market as of such date) was $266,231,398. As of March 22, 1999, 17,820,040 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such proxy statement are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

The Company

  Cytyc Corporation designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The Company's ThinPrep(R) System allows for the automated preparation of cervical cell specimens on microscope slides for use in cervical cancer screening, as well as for the automated preparation of other cell specimens on microscope slides for use in non-gynecological testing applications. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting Low Grade Squamous Intraepithelial Lesions ("LGSIL") and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. The Company believes that the ThinPrep System improves accuracy in the detection of cervical cancer and precancerous lesions by making the slide more representative of the patient's clinical condition, improving preservation of the sample, standardizing the presentation of cells on the slide, and reducing the presence of mucus, blood and other obscuring debris. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using a third party's Hybrid Capture HPV DNA Assay.

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

The Pap Smear

  Cervical cancer screening has been conducted since the late 1940s using the Pap smear, a test developed by Dr. George Papanicolaou. In the United States, widespread and regular use of the Pap smear as a screening test has contributed to a greater than 70% decrease in mortality from cervical cancer in the past. The Pap smear is currently the most widely used screening test for the early detection of cancer in the United States.

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

  At the laboratory, a cytotechnologist, a medical professional with special training in the examination and interpretation of human cells, conducts a microscopic review of a prepared slide to determine the adequacy of the sample and the presence of abnormal cells. In determining slide adequacy, cytotechnologists classify each slide in one of three categories: (i) satisfactory for evaluation, (ii) satisfactory but limited by ("SBLB") certain characteristics, or (iii) unsatisfactory for evaluation. The percentage of unsatisfactory and SBLB slides varies widely from laboratory to laboratory. In a 1991 study of 600 laboratories, it was reported that up to 20% of slides were classified as unsatisfactory and up to 40% were classified as SBLB. Frequent reasons for unsatisfactory or SBLB classifications include excess blood or mucus that impair viewing or too few cells per slide.

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

  Other methods of rescreening are currently available, including computer imaging technologies that select certain negative slides or portions of negative slides for reexamination by the cytotechnologist. These computer-imaging technologies are intended to provide an additional quality control measure to help identify false negative diagnoses.

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

 False Negative Diagnoses

  The limitations of the conventional Pap smear method in sample collection slide preparation and interpretation result in a substantial number of inaccurate test results in the form of false negative diagnoses. A false negative diagnosis may allow the disease to progress to a later-stage of development before being detected, thereby requiring a more expensive and invasive course of treatment and diminishing the likelihood of successful treatment. Reports of the false negative rate of the Pap test vary widely, between 5% and 55%. Studies suggest that approximately 50% of false negative diagnoses are attributable to inadequacies in sample collection and slide preparation and approximately 50% are attributable to slide interpretation errors.

 Inadequacies in Sample Collection and Slide Preparation

  There are a variety of difficulties with current methods of cell collection, cell transfer and slide preparation. These difficulties include cell loss, improper fixation of the cells (typically, from air-drying), thick and uneven smearing of cells on the slide, and excess blood, mucus and other obscuring debris on the slide. A study published in the American Journal of Clinical Pathology in February 1994 reported that as much as 80% of the sample taken from a patient using the conventional Pap smear method is not transferred to the microscope slide and remains on the discarded collection device. This discarded portion of the sample may contain the abnormal cells necessary for an accurate diagnosis. In addition to the problem of cell transfer, the conventional Pap smear method produces inconsistent and non-uniform slides with extreme variability in quality, making examination difficult. The Company believes that these limitations are responsible for a large percentage of slides being classified as SBLB. These slides are more difficult to interpret and increase the uncertainty of an accurate diagnosis. Consequently, patients are often subjected to the inconvenience and expense of return office visits for repeat testing and to the anxiety resulting from the inconclusive nature of the initial test. The Company believes that these repeat visits and examinations also result in significant costs to the healthcare system.

 Slide Interpretation Errors

  The process of screening and interpreting a manually prepared Pap smear is complex and tedious. This process requires constant vigilance, as approximately 90% to 95% of all Pap smear diagnoses in the United States are negative. In addition, the process is prone to error as a result of the complexity of properly evaluating and categorizing subtle and minute changes in cellular or nuclear detail. The screening process requires intense visual review through a microscope of a large volume of slides, each of which typically contains 50,000 to 300,000 cervical cells. The small percentage of Pap smears that contain any abnormality may, in turn, contain only a small number of abnormal cells among the vast number of normal cells. Cytotechnologists generally review each slide for approximately five to ten minutes and may review up to 100 slides per day. All of these factors contribute to the incidence of false negative diagnoses.

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

The ThinPrep System

  The Company believes that the ThinPrep System offers a number of benefits which address limitations of the conventional Pap smear method, including improved accuracy in the detection of cervical cancer and precancerous lesions, standardization and simplification of the sample preparation process, the ability to permit multiple tests to be conducted from a single sample and improved productivity in screening by reducing cytotechnologist fatigue and the time required to examine each slide. In August 1997, Obstetrics & Gynecology, a preeminent, widely read, peer-reviewed journal on women's healthcare issues, published a major study describing the effectiveness of the ThinPrep(R) Pap Test(TM) in screening for cervical cancer.

  The ThinPrep System, which was cleared for marketing as a replacement for the conventional Pap smear method for cervical cancer screening by the FDA on May 20, 1996, consists of the ThinPrep(R) 2000 Processor and related disposable reagents, filters and other supplies. The ThinPrep System is designed to reduce the incidence of false negative diagnoses, improve slide quality, reduce inconclusive SBLBs and enable a single sample to be used for additional diagnostic testing. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. This expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. In February 1997, the Company received FDA approval of the Company's supplemental PMA application for the use of a combination of an endocervical brush and spatula sampling devices, a commonly used method of collecting samples for conventional Pap smears. In September 1997, the FDA approved the Company's supplemental PMA application for the testing for HPV directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of a third party.

  The ThinPrep process begins with the patient's cervical sample being taken by the physician using a cervical sampling device which, rather than being smeared on a microscope slide, is rinsed in a vial filled with the Company's proprietary PreservCyt(R) Solution. This enables virtually all of the patient's cell sample to be preserved before the cells can be damaged by air drying. The ThinPrep specimen vial is then labeled and sent to a laboratory equipped with a ThinPrep 2000 Processor for slide preparation and screening.

  At the laboratory, the ThinPrep specimen vial is inserted into a ThinPrep 2000 Processor, a proprietary sample preparation device which automates the process of preparing cervical specimens. Once the vial is inserted into the ThinPrep 2000 Processor, a gentle dispersion step breaks up blood, mucus, non-diagnostic debris and large sheets of cells and homogenizes the cell population. The cells are then automatically collected on the Company's proprietary TransCyt(R) Filter, which incorporates an eight micron membrane specifically designed to collect abnormal and cancerous cells. The ThinPrep 2000 Processor constantly monitors the rate of flow through the TransCyt Filter during the collection process in order to prevent the cellular presentation from being too scant or too dense. A thin layer of cells is then transferred to a glass slide in a 20 mm-diameter circle and the slide is automatically deposited into a preservative solution. The ThinPrep 2000 Processor allows for the processing of approximately 20 to 25 patient samples per hour.

  The Company's proprietary reagents and supplies include PreservCyt Solution to collect and transport cervical samples to the laboratory for optimal cell preservation and TransCyt Filters to collect cells and remove non-diagnostic debris and mucus. The Company also sells ThinPrep(R) Microscope Slides, high-quality microscope slides manufactured to the Company's specifications, which improve cell adhesion to the slide.

Clinical Trial Results

  In October 1995, the Company completed the clinical trial used to support its PMA application, which was a blinded study performed at six clinical sites in the United States, including three screening centers and three hospital sites. A total of 6,747 patients were included. The study compared the effectiveness of the ThinPrep System to the conventional Pap smear method for the detection of precancerous lesions of the cervix. Specimen adequacy was also compared.

  The results from the three screening centers indicated a 65% improvement in the detection of disease, while in the three hospital sites in which patients had historically exhibited high prevalence rates of cervical abnormalities, the ThinPrep method demonstrated a 6% improvement. Based on the clinical trial results, the FDA cleared expanded product labeling for the ThinPrep System to include that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. The FDA also cleared expanded product labeling for the ThinPrep System to include that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method.

  Since FDA approval in May of 1996, a number of studies have been published or presented that evaluate ThinPrep Pap Test in direct-to-vial, routine clinical use. In 1998, seven major studies outlining the improved performance of the ThinPrep Pap Test were published in peer-review journals. In addition, two major studies were presented at the annual American College of Obstetrics & Gynecology meeting in May 1998. In November 1998, fifteen separate studies evaluating the clinical advantages of the ThinPrep Pap Test were presented at the annual scientific meeting of the American Society of Cytopathology. These studies demonstrated a wide range of benefits including increased disease detection, reduction of equivocal diagnoses, improved specimen adequacy and cost effectiveness.

Non-Gynecological Cytology

  In May 1991, the Company began commercial shipments of the ThinPrep(R) Processor to cytology laboratories in the United States for use in non-gynecological testing applications. Non-gynecological specimens include sputum; voided and catheterized urine; body fluids such as peritoneal fluid, ascites fluid, or cerebrospinal fluid; brushing of respiratory or gastrointestinal tracts; and fine needle aspiration specimens obtained from a variety of sources such as the breast, thyroid, lung or liver. These samples are evaluated in patients in whom malignancy is strongly suspected or as follow-up information in patients previously diagnosed and treated for cancer.

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

  In addition to its direct sales efforts during 1997 and 1998, the Company entered into an agreement with Mead Johnson and Company ("Mead Johnson") a division of Bristol-Meyers Squibb Company, to build a joint sales force of approximately 500 sales representatives to co-promote the ThinPrep Pap Test directly to over 15,000 obstetricians and gynecologists throughout the United States. The Company's agreement with Mead Johnson expired in December 1998. Mead Johnson will receive a residual payment due in February 2000, based upon 1999 sales of the ThinPrep System. The Company has also entered into agreements with large clinical laboratory companies with a network of laboratories across the United States. The clinical laboratory companies have worked with the Company on marketing and sales programs, which generally involve joint marketing geared toward promoting the Company's products to physicians and third-party payors. In January 1999, the Company announced its intention to employ 75 additional direct sales personnel to promote its products to physicians.

  Following the initial market launch of the ThinPrep product in the United States, the Company has more recently initiated its marketing and sales efforts in Europe and Asia Pacific. The Company established subsidiaries in Switzerland and Australia in 1997, and in France and Italy in 1998, to handle sales, service, training and distribution to clinical laboratories. The Company's strategy is to establish a worldwide selling channel appropriate for developing an international customer-base, taking into consideration factors such as government regulations, screening cycles and clinical practices of the particular country or region. The Company is also evaluating the use of direct and indirect international sales channels, including contract sales organizations, distributors and marketing partners.

  Due to limited market awareness of the ThinPrep System, the Company believes that both domestic and international sales efforts will continue to involve a lengthy process, requiring the Company to educate healthcare providers and third-party payors regarding the clinical benefits and cost-effectiveness of the ThinPrep System. The Company's success and growth will depend on market acceptance of the ThinPrep System among healthcare providers, third-party payors and clinical laboratories. The Company will continue to sell the ThinPrep 2000 Processor to customers and charge separately for related disposable reagent filters and supplies. In the past, the Company has offered discounts to stimulate demand for the ThinPrep System and may elect to do so in the future, which discounts could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  In the United States, the current rate of reimbursement to laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from approximately $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement. The cost per ThinPrep Pap Test, plus a laboratory mark-up, is billed by laboratories to third-party payors or patients and typically results in a higher cost than the current charge for conventional Pap tests.

  Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. In 1997, the United States Healthcare Financing Administration ("USHCFA") determined that Medicare would cover the ThinPrep Pap Test. Because the ThinPrep Pap Test is a new test, the USHCFA did not assign a reimbursement level for the procedure, but instead allows Medicare intermediaries at the state level to "gap fill" or reimburse for the procedure based on the laboratory billing they receive. Although a number of managed care organizations have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that healthcare providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. In February 1998, the BlueCross BlueShield Association's Technology Evaluation Center announced results of a recent review of three new cervical cancer screening technologies, including the ThinPrep Pap Test, with respect to cost-effectiveness. Although the review concluded that such technologies offered only modest improvement, the Company believes that the study did not consider certain cost advantages inherent in using the ThinPrep System. The study's conclusions are not binding and do not represent a national coverage or reimbursement decision by the Blue Cross and Blue Shield organizations. Although the Company believes that to date the review has not caused any change in the decision of Blue Cross and Blue Shield plans currently reimbursing laboratories for the ThinPrep Pap Test, there can be no assurance that the review will not lead to adverse reimbursement decisions by Blue Cross, Blue Shield plans or others. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by healthcare providers and the payor's determination that the use of the ThinPrep System represents a clinical advance compared to current technology and is safe and effective, medically necessary, appropriate for specific patient populations and cost-effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process, which requires the Company to provide scientific and clinical data to support the use of the ThinPrep System to each payor separately. There can be no assurance that third-party reimbursement will be or remain available for the ThinPrep System or any other products that may be developed by the Company, or that such third-party reimbursement will be adequate.

  A key component in the reimbursement decision by most private insurers and the United States Health Care Financing Administration, which administers Medicare, is the assignment of a CPT code which is used in the submission of claims to insurers for reimbursement for medical services. CPT codes are assigned, maintained and revised by the CPT Editorial Board administered by the American Medical Association. In 1997, the CPT Editorial Board assigned a new CPT code number 88142, which has been in effect since January 1, 1998, specifically for liquid-based monolayer cervical cell specimen preparation. The new specific CPT code is expected to facilitate reimbursement to the Company's laboratory customers for their use of the ThinPrep Pap

Test. Initial delays in the implementation of the new CPT code by third-party payors, however, resulted in delayed reimbursement to the Company's laboratory customers in the first half of 1998, which the Company believes caused orders for the ThinPrep Pap Test during that period to be reduced, delayed, or eliminated.

  The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate implementation and reimbursement under the new CPT code. As of December 31, 1998, based on information provided to the Company, the Company believes that all of the 125 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third-party payors in the United States. There can be no assurance, however, that the new CPT code will be successfully implemented by additional third-party payors, that any reimbursement delays will be successfully reduced, or that reimbursement levels under the new CPT code will be adequate.

  The Company has limited experience in obtaining reimbursement for its products in the United States or other countries. In addition, third-party payors are routinely limiting reimbursement and coverage for medical devices and in many instances are exerting significant pressure on medical suppliers to lower their prices. Lack of or inadequate reimbursement by government and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Further, outside of the United States, healthcare reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available at an adequate level, if at all, for the ThinPrep System under any other reimbursement system.

Manufacturing

  The Company manufactures its ThinPrep 2000 Processors and filters and purchases related disposable reagents and supplies from third parties. The Company currently leases approximately 97,000 square feet of commercial space and believes that its existing facility is adequate to meet the full-scale production demands for the ThinPrep System. The Company has subleased approximately 12,500 square feet of office space to a third party for two years ending June 30, 2000.

  The Company has committed to expand its manufacturing capacity by ordering approximately $2.0 million of additional automated equipment, which is expected to be installed in early 1999. Of this amount, approximately $1.5 million was paid in 1998 and approximately $0.5 million will be paid in 1999.

  The Company's manufacturing process is subject to pervasive and continuing regulation by the FDA, including the FDA's Quality System Regulation ("QSR"). Failure to comply with such regulations would materially impair the Company's ability to achieve or maintain commercial-scale production. Further, any failure of the Company's equipment to perform to the Company's specifications could impair the Company's ability to produce adequate quantities of ThinPrep supplies. As a result, the Company may be subject to total or partial suspension of production, withdrawal of approval, and recall or seizure of products by the FDA in the event of product malfunction or failure.

  In October 1997, the Company obtained ISO 9001 registration, an international quality standard. The Company has also met the applicable requirements to use the "CE" mark for its ThinPrep System. There can be no assurance that the Company will be able to maintain compliance with ISO or CE mark requirements. Failure to maintain compliance with the applicable manufacturing requirements of various regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Research and Development

  The Company's research and development strategy is to continue to develop innovative medical diagnostic applications of the ThinPrep technology and to continue to enhance the ThinPrep System. The Company has established a program to further enhance and automate the ThinPrep Processor. The Company's next generation instrument, the ThinPrep(R) 3000 Processor, is being designed to provide batch processing and walk-away capability by increasing capacity to 80 sample vials and more fully automating the slide preparation process. The Company expects to conduct clinical trials using the automated ThinPrep 3000 Processor in 1999. Although the Company anticipates that the ThinPrep 3000 Processor will be commercially available during 2000, there can be no assurance that the ThinPrep 3000 will be successfully developed, receive necessary regulatory approvals, or be successfully commercialized.

  The Company is also evaluating additional diagnostic applications of its ThinPrep technology in testing for the presence of other types of cancers and sexually transmitted diseases. The Company has not yet determined which of these applications, if any, it will seek to develop and commercialize. There can be no assurance that the Company will be successful in developing or marketing additional applications. Furthermore, any additional applications may require submission of a PMA application or PMA supplement prior to the marketing of such applications. There can be no assurance that the FDA would approve such submissions on a timely basis, if at all.

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

  The Company's expenditures for research and development (which includes clinical trials, regulatory affairs and engineering) were approximately $4.7 million, $6.0 million, and $8.4 million for the years ended December 31, 1996, 1997, and 1998, respectively.

Government Regulation

  The manufacture and sale of medical diagnostic devices intended for commercial use are subject to extensive governmental regulation in the United States and in other countries. The Company's existing products, including the ThinPrep System, are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and generally require premarket approval through the filing of a PMA prior to commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to the FDA review and approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Non-compliance with applicable requirements of the FDC Act can result in the failure of the government to grant premarket approval for devices, withdrawal of clearances or approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

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

  The ThinPrep System for cervical cancer screening received PMA approval in May 1996. The Company anticipates that other proposed uses for the ThinPrep System may require approval of a PMA supplement or a new PMA application. There can be no assurance that such approvals will be obtained on a timely basis, or at all.

  In July 1997, several petitions were filed requesting that the FDA review the PMA approval granted to the ThinPrep System. The petitions were filed pursuant to a provision of the FDC Act permitting any interested party to initiate a process by which the FDA may review an approval order and may issue an order affirming, reversing or modifying the approval. To the Company's knowledge, the FDA has conducted a review pursuant to this provision only twice since the enactment of the Medical Device Amendments of 1976. The Company responded to the petitions by submitting comments in December 1997 arguing that the FDA should deny them. No assurance can be given that the FDA will not conduct a review of the PMA approval granted with respect to the ThinPrep System, nor can assurance be given that the FDA will not, after such review, issue an order reversing or unfavorably modifying the original PMA approval. Any such action by the FDA would have a material adverse effect on the Company's business, financial condition and results of operations.

  The ThinPrep System is, and any other products manufactured or distributed by the Company pursuant to an approved PMA application or supplements will be subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experience with the use of the device, postmarket surveillance, postmarket registration and other actions as deemed necessary by the FDA. The Company is also subject to FDA inspection for compliance with regulatory requirements. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by the Company and any of its distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect the Company's ability to market or sell the ThinPrep System.

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

  Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval to market and sell the ThinPrep System from a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. In addition, there can be no assurance that the Company will meet the FDA's export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition and results of operations.

  The laboratories that would purchase the ThinPrep System are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The Company believes that the ThinPrep device operates in a manner that will allow laboratories purchasing the device to comply with CLIA requirements. However, there can be no assurance that adverse interpretations of current CLIA regulations or future changes in CLIA regulations would not have an adverse effect on sales of the ThinPrep System.

Patents, Trademarks, Copyrights, Licenses and Proprietary Rights

  The Company relies on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company pursues patent protection in the United States and files corresponding patent applications in certain foreign jurisdictions. The Company holds eleven issued United States patents, four pending United States patent applications, and corresponding foreign patents or patent applications relating to various aspects of its ThinPrep technology. There can be no assurance, however, that pending patent applications will ultimately issue as patents or that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempts to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the obligations of employees of the Company and third parties with whom the Company has entered into confidentiality agreements to maintain the confidentiality of such trade secrets and proprietary information, will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that technology similar to the Company's will not be independently developed by the Company's competitors. In addition, the Company is the exclusive perpetual worldwide licensee of certain patented technology from DEKA for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. The Company is obligated to pay royalties equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products which are used in the ThinPrep System, and improvements made by the Company relating to such items. The license provides that it may only be terminated (1) by mutual written consent of both parties or (ii) by DEKA on written notice to the Company in the event that the license is assigned to other than a single acquiror without the consent of DEKA. Failure by the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also holds unregistered copyrights on documentation and operating software developed by it for the ThinPrep System. There can be no assurance that any copyrights owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors. Litigation may be necessary to defend against claims of infringement, or to enforce patents, copyrights, trademarks or trade secrets of the Company which could result in substantial cost to, and diversion of effort by, the Company. There can be no assurance that the Company would prevail in any such litigation. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

Competition

  The Company faces direct competition from a number of publicly-traded and privately-held companies, including other manufacturers of thin layer slide preparation systems. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. In addition, many of these companies may have established third-party reimbursement for their products. Several established medical device manufacturers produce thin layer slide preparation systems for use in non-gynecological testing applications, at least one of which has achieved brand-name recognition and significant penetration in the non-gynecological cytology market. The Company is aware that another potential competitor, AutoCyte, Inc., has submitted a PMA for systems for the production and automated analysis of thin-layer slides, a potential alternative to the conventional Pap smear and the ThinPrep Pap Test. The development, FDA approval and commercial marketing of such systems for cervical cancer screening could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to direct competition, the Company faces indirect competition from companies which currently market imaging systems to initially evaluate conventional pap smears (primary screening method) or to reexamine or rescreen conventional Pap smears previously diagnosed as negative. The Company believes that these systems, as currently sold, could not be used with the ThinPrep System, and, therefore, if such systems are installed at or used by hospitals and reference laboratories, the Company's ability to market its products to such hospitals and laboratories could be materially adversely affected. The medical device industry is characterized by rapid product development and technological advances. The Company's products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, by technological advances of the Company's current or potential competitors or by other approaches. The Company competes on the basis of a number of factors, including manufacturing efficiency, marketing and sales capabilities and customer service and support, areas in which the Company currently has limited experience. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations.

Employees

  As of December 31, 1998, the Company employed 228 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

Item 2. Properties

  The Company's executive offices and manufacturing operations are located in Boxborough, Massachusetts in a leased facility consisting of approximately 97,000 square feet. The lease of this facility has a term of seven years beginning November 1997, with an option to extend the term for an additional five years. The Company believes this facility will satisfy its principal facilities requirements for the foreseeable future. The Company has subleased approximately 12,500 square feet of office space to a third party for two years ending June 30, 2000.

Item 3. Legal Proceedings

  The Company filed a suit against Neuromedical Systems, Inc. ("NSI") and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. 97 CIV 4642). On October 19, 1998, the Company announced that the parties had settled the litigation.

  The Company also filed a suit against the PIE Mutual Insurance Company ("PIE") and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV 1779). The complaint alleges false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. The Company is seeking injunctive relief as well as damages, including treble damages. On September 2, 1997, the defendants filed an answer and affirmative defenses to the Company's claims, denying liability. Defendants filed a motion to dismiss the action on March 13, 1998. The case is in discovery.

  On May 14, 1997, Cytology West, Inc. ("CWI") filed suit against the Company in the United States District Court for the District of Nevada (Civil Action No. CV-S- 97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court granted the Company's motion as to one count of CWI's complaint, but denied the Company's motion as to the remainder of CWI's complaint. On August 6, 1997, the Company filed counterclaims against CWI and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process. On August 26, 1997, CWI and its President filed an answer and affirmative defenses to the Company's counterclaims, denying liability. On January 23, 1998, the Company voluntarily withdrew its claim for abuse of process. On February 8, 1999, the Company filed an Amended Counterclaim and Third Party Complaint. While the outcome of the action cannot be determined, the Company believes the claims against the Company are without merit and intends to defend against those claims vigorously.

  The CWI and PIE actions are both pending and are in the discovery phase of litigation. Accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder
Matters

  The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "CYTC". The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for the Common Stock of the Company on The Nasdaq Stock Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                                    High   Low
                                                                   ------ ------
   Fiscal Year 1997:
     First Quarter................................................ $31.50 $18.75
     Second Quarter...............................................  31.00  14.50
     Third Quarter................................................  28.75  17.31
     Fourth Quarter...............................................  30.00  18.75
   Fiscal Year 1998:
     First Quarter................................................  27.88  19.06
     Second Quarter...............................................  25.50  11.75
     Third Quarter................................................  20.50   7.38
     Fourth Quarter...............................................  27.25   7.44

  On March 22, 1999, the last reported sales price of the Common Stock on The Nasdaq National Market was $14.94 per share. As of March 22, 1999, there were approximately 295 holders of record of the Common Stock.

  For the year ended December 31, 1998, no shares of Common Stock were sold which were not registered under the Securities Act.

  The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data

  The selected consolidated financial data set forth below for each of the years ended December 31, 1996, 1997 and 1998 and at December 31, 1997 and 1998 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein. The consolidated selected financial data for each of the years ended December 31, 1994 and 1995 and at December 31, 1994, 1995 and 1996 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP which are not included herein. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Items 7 and 8 in this Form 10-K.

                                        Year Ended December 31,
                              ------------------------------------------------
                                1994      1995      1996      1997      1998
                              --------  --------  --------  --------  --------
                                 (in thousands, except per share data)
Statement of Operations
 Data:
Net sales...................  $  2,920  $  4,273  $  8,198  $ 26,347  $ 44,264
Cost of sales...............     2,225     2,413     4,354     8,006    11,211
                              --------  --------  --------  --------  --------
Gross profit................       695     1,860     3,844    18,341    33,053
                              --------  --------  --------  --------  --------
Operating expenses:
  Research and development..     2,175     3,908     4,689     6,048     8,419
  Marketing, sales and
   customer support.........     1,418     2,582     9,918    31,761    35,332
  General and
   administrative...........     1,256     1,532     3,314     7,746     8,372
                              --------  --------  --------  --------  --------
    Total operating
     expenses...............     4,849     8,022    17,921    45,555    52,123
                              --------  --------  --------  --------  --------
Loss from operations........    (4,154)   (6,162)  (14,077)  (27,214)  (19,070)
Other income (expense),
 net........................      (112)      247     2,158     5,142     7,341
                              --------  --------  --------  --------  --------
Net loss....................  $ (4,266) $ (5,915) $(11,919) $(22,072) $(11,729)
                              ========  ========  ========  ========  ========
Net loss per common and
 potential common share (1):
  Basic and diluted.........  $ (15.57) $ (19.20) $  (1.06) $  (1.31) $   (.66)
Weighted average common and
 potential common shares
 outstanding:
  Basic and diluted.........       274       308    11,192    16,893    17,643

                                1994      1995      1996      1997      1998
                              --------  --------  --------  --------  --------
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.....  $  2,777  $  7,902  $ 39,057  $ 85,402  $ 69,908
Total assets................     3,851    11,025    50,183   108,377    97,737
Accumulated deficit.........   (29,273)  (35,188)  (47,107)  (69,179)  (80,908)
Total stockholders' equity
 (deficit)..................    (2,112)    8,078    46,681    96,187    85,807

--------
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the computation of basic and diluted per share data.

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

  Since inception, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company expects such losses to continue for the foreseeable future as it expands its domestic and international marketing and sales activities and continues its product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company's products continue to gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and establishes its international sales and distribution networks, the timing and level of reimbursement for the ThinPrep System by third-party payors, and other factors, many of which are outside the Company's control.

  The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. In 1997 the Company installed new custom-built automated equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System. The Company has committed to expand its manufacturing capacity in 1999 by installing additional automated equipment during the first half of the year.

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

  The cost per ThinPrep Pap Test, plus a laboratory mark-up, is generally billed to third-party payors and results in a higher cost for the ThinPrep Pap Test than the current charge for conventional Pap tests. In the past, the Company has offered discounts to stimulate demand for the ThinPrep System and may elect to do so in the future, which discounts could have a material adverse effect on the Company's business, financial condition and results of operations.

  Since January 1, 1998, the Company's laboratory customers have been able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the USHCFA (United States Health Care Financing Administration) using a newly assigned Common Procedure Technology ("CPT") code specifically for liquid-based monolayer cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association, and are used in the submission of claims to third-party payors for reimbursement for medical services. The new, single CPT code replaced the non-specific, two-code description used during 1997 and is expected to facilitate reimbursement to the Company's laboratory customers for their use of the ThinPrep Pap Test. Initial delays in the implementation of the new CPT code by third-party payors, however, resulted in delayed reimbursement to the Company's laboratory customers in the first half of 1998. As a result, the Company believes that orders for ThinPrep Pap Tests during the first half of 1998 were reduced, delayed or eliminated.

  The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate implementation and reimbursement under the new CPT code. As of December 31, 1998, based on information provided to the Company, the Company believes that all of the 125 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third-party payors in the United Sates. There can be no assurance, however, that the new CPT code will be successfully implemented by additional third-party payors, that any reimbursement delays will be successfully reduced, or that reimbursement levels under the new CPT code will be adequate.

  The Company expects to increase its significant expenditures for marketing, sales and customer support activities of the ThinPrep System for cervical cancer screening. There can be no assurance, however, that such investments will result in increased net sales or that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. During 1996, the Company entered into a co-promotion agreement with Mead Johnson to promote the ThinPrep Pap Test to obstetricians and gynecologists in the United States. The Mead Johnson agreement expired on December 31, 1998; however, Mead Johnson will receive a residual payment in February 2000 based on 1999 product sales. In January 1999, the Company announced its intention to employ 75 additional direct sales personnel to promote its products directly to physicians. There can be no assurance that the Company's current and planned marketing, sales and customer support activities will result in increased net sales, that agreements with third parties will be successful, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

  The Company expects to continue its expenditures for research and development to fund development of follow-on products and additional applications of ThinPrep technology. The Company also expects to continue to incur expenses for administrative activities, principally for the employment of personnel, and professional fees.

Results of Operations

 Years Ended December 31, 1998 and December 31, 1997

  Net sales increased to $44.3 million in 1998 from $26.3 million in 1997, an increase of 68.0%. This increase in sales was primarily due to an increase in worldwide sales of the Company's ThinPrep Pap Test for cervical cancer screening. Gross profit increased to $33.1 million in 1998 from $18.3 million in 1997, an increase of 80.2% and the gross margin increased to 74.7% in 1998 from 69.6% in 1997. Management attributes the increase in gross margin in 1998 primarily to a change in the product mix with increased sales of the higher gross margin ThinPrep Pap Test as compared to the ThinPrep 2000 Processor, and increased selling prices for non-gynecological tests.

  Total operating expenses increased to $52.1 million in 1998 from $45.6 million in 1997, an increase of 14.4%. Research and development costs increased to $8.4 million in 1998 from $6.0 million in 1997, an increase of 39.2%, as a result of costs associated with the development of the ThinPrep 3000 instrument and other product development activities. Sales, marketing and customer support costs increased to $35.3 million in 1998 from $31.8 million in 1997, an increase of 11.2%. The increase in sales, marketing and customer support costs primarily reflects increased payments to Mead Johnson, employment of additional sales personnel in the United States and the additional sales and marketing costs related to the international launch of the ThinPrep Pap Test. General and administrative costs increased to $8.4 million in 1998 from $7.7 million in 1997, an increase of 8.1%, due to the employment of additional administrative personnel and legal expenses associated with certain litigation. Net interest income decreased to $4.3 million in 1998 from $5.2 million in 1997, a decrease of 16.7%, due to a decrease in the average cash balance available for investment. The Company recorded $3.1 million in the 1998 period as other income relating to the settlement of certain litigation.

 Years Ended December 31, 1997 and December 31, 1996

  Net sales increased to $26.3 million in 1997 from $8.2 million in 1996, an increase of 221.4%. This increase in sales was primarily due to an increase in the number of ThinPrep Processors sold, sales of the Company's

ThinPrep Pap Test for cervical cancer screening, and additional sales of related reagents, filters and other supplies for non-gynecological testing. Gross profit increased to $18.3 million in 1997 from $3.8 million in 1996, an increase of 377.1%. The gross margin increased to 69.6% in 1997 from 46.9% in 1996. Management attributes the increase in gross margin in 1997 primarily to the introduction and sales of the ThinPrep Pap Test beginning in the later part of 1996, the subsequent change in product mix, and increased sale prices for non-gynecological tests and ThinPrep 2000 Processors.

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

Liquidity and Capital Resources

  Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $80.9 million as of December 31, 1998. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $165.4 million, net of offering expenses. At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $69.9 million. Cash, cash equivalents and short-term investments decreased during 1998 primarily due to funding the Company's operating loss. Cash used in the Company's operations was $13.6 million, $22.0 million, and $12.8 million for 1996, 1997, and 1998 respectively. The decrease in cash used in operations in 1998 was primarily due to a decreased loss from operations.

  The Company's capital expenditures for the years ended 1996, 1997 and 1998 were $4.8 million, $1.7 million, and $4.6 million respectively. The increase in capital expenditures in 1998 was due primarily to increased purchases for manufacturing equipment, furniture, fixtures and computer equipment. Additionally, as of December 31, 1998, the Company had commitments for new manufacturing equipment of approximately $0.5 million.

  Accounts receivable increased $2.0 million to approximately $12.5 million during 1998 as a result of increased sales volume. Inventories increased approximately $0.7 million to $4.0 million from December 31, 1997 to December 31, 1998 due primarily to the Company's planned sales increase in 1999 of ThinPrep Pap Tests, ThinPrep 2000 Processors and reagents, filters and other supplies for non-gynecological testing and increased production of filters in anticipation of an estimated four to six week shutdown of manufacturing in the first half of 1999 to install new equipment. Stockholders' equity decreased approximately $10.5 million from December 31, 1997 to December 31, 1998 primarily due to the net loss of $11.7 million.

  The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, and the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening. The Company's capital requirements will also depend upon the progress of the Company's research and development programs including imminent clinical trials, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with existing or future litigation. See "Legal Proceedings".

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

  The Company believes that it has three general areas of potential exposure with respect to the year 2000 problem: (1) software integral to the operation of the Company's own products; (2) software used in the Company's internal information systems, financial and accounting systems, manufacturing systems, and other administrative functions; and (3) the effects of third party year 2000-related compliance efforts on the Company's business with third parties. The Company has established a task force composed of experienced personnel from technical operations, information systems, legal and finance functional areas and is currently in the process of evaluating its year 2000 readiness with respect to these areas of potential exposure, and currently anticipates that its evaluation will include the following phases: (i) identification of all potentially affected products, hardware, systems and third party compliance efforts; (ii) assessment of any repair or replacement requirements;
(iii) conducting any necessary repairs or replacements; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures.

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

  The second type of potential year 2000 exposure for the Company relates to software applications used in the Company's internal information systems, financial and accounting systems, manufacturing processes, and other administrative functions. The Company has conducted a review of its internal computer software and systems to determine the extent to which the Company's internal systems may be adversely affected by the onset of the year 2000. The Company believes that it has identified all of its systems which require updates in order to become year 2000 compliant. The Company plans to have all of these systems and updates implemented, tested and validated during the second quarter of 1999. The Company has also established a procurement process intended to ensure that all new software and hardware systems are year 2000 compliant. Based on its assessment to date, and the identified corrective actions and validation testing, the Company believes that it will not experience material disruption as a result of year 2000 issues with respect to its internal information systems, financial and accounting systems, manufacturing processes, and other administrative functions.

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

  The Company is also dependent on third-party payors such as private insurance plans, managed care organizations and Medicare and Medicaid to reimburse its laboratory customers for the ThinPrep Pap Test, and on laboratory customers for orders of and payments for ThinPrep Pap Tests. The Company has initiated a program to determine the year 2000 readiness of its significant third-party payors and laboratory customers and anticipates completion of this program in the second quarter of 1999. The Company has begun to contact critical suppliers and large volume third party payors and laboratory customers through correspondence concerning their year 2000 readiness. There can be no assurance that any such entities will provide any requested information on a timely basis, or at all. Delays in reimbursement to the Company's laboratory customers by third-party payors caused by year 2000 disruptions of third-party payors' systems, or the inability of such laboratory customers to process ThinPrep Pap Tests and/or pay the Company for the Company's products as a result of the failure of the laboratory customers to resolve their own year 2000 issues, may adversely impact future orders for ThinPrep Pap Tests and ThinPrep Processors, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the purchasing patterns of laboratory customers or potential customers may be affected by year 2000 issues to the extent they expend significant resources to correct their current systems for year 2000 compliance. Because of the many uncertainties associated with year 2000 compliance efforts by third-party payors and the Company's laboratory customers and suppliers and because the Company's assessment is necessarily based primarily on information provided by such third-party payors, laboratory customers and suppliers, there can be no assurance that the Company's assessment of year 2000 readiness of such payors, laboratory customers and suppliers will be correct or that the impact on the Company of any resulting year 2000 disruptions with respect to such parties will not be material.

  In addition, if certain critical third party providers, such as those supplying electricity, water, or telecommunications services, experience difficulties resulting in a material interruption of services to the Company, such interruption would likely result in a material adverse effect on the Company's business, financial condition and results of operations.

  To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. The costs incurred by the Company through the end of fiscal 1998 to address year 2000 compliance efforts were approximately $40,000. The Company estimates it will incur up to approximately $50,000 during fiscal 1999 to support its compliance initiatives. Most of the Company's expenses have been, and in the future are expected to be, related to the opportunity cost of time spent by employees of the Company evaluating year 2000 compliance matters in general and outside consulting to review the Company's year 2000 program. Because the Company's year 2000 process is at an early stage and is ongoing, however, the actual costs to the Company of its efforts to address year 2000 issues are not presently known, and there can be no assurance that such costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

  At present, the Company has not developed a year 2000-specific contingency plan. The Company intends to prepare a contingency plan with respect to mission critical systems by the second quarter of 1999. In addition, if material year 2000 compliance issues are discovered, the Company will then evaluate the need for one or more contingency plans relating to such issues.

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

  Dependence on Single Product. Substantially all of the Company's revenues to date have been derived from sales of its ThinPrep 2000 Processor and predecessor instruments, and related reagents, filters and other supplies for use in gynecological and non-gynecological testing applications. The Company's inability to successfully commercialize the ThinPrep System for cervical cancer screening or to obtain adequate third-party reimbursement coverage, among other factors, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Limited Marketing and Sales Experience. Although the Company received clearance from the FDA to market its ThinPrep System for cervical cancer screening on May 20, 1996, the Company initiated full-scale marketing and sales efforts for the ThinPrep System in United States beginning only in the first quarter of 1997. The Company has depended on strategic marketing relationships with large clinical laboratories to effect commercial-scale marketing in the United States. There can be no assurance that such relationships will succeed in promoting the ThinPrep System in the United States. In January 1999, the Company announced its intention to employ 75 additional direct sales personnel to promote its products directly to physicians. The Company has limited experience in marketing and selling the ThinPrep System for cervical cancer screening, and no assurance can be given that its direct marketing and sales organization will succeed in promoting the ThinPrep System in the United States or internationally.

  Dependence on Third-Party Reimbursement. Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. Although a number of managed care organizations have added the ThinPrep Pap Test to their coverage, there can be no assurance that reimbursement will be available, reimbursement levels will be adequate or that healthcare providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method. In February 1998, the BlueCross BlueShield Association's Technology Evaluation Center announced results of a recent review of three new cervical cancer screening technologies, including the ThinPrep Pap Test, with respect to cost-effectiveness. Although the review concluded that such technologies offered only modest improvement, the Company believes that the study did not consider certain cost and other advantages inherent in using the ThinPrep System. The study's conclusions are not binding and do not represent a national coverage or reimbursement decision by the Blue Cross and Blue Shield organizations. Although the Company believes that to date the review has not caused any change in the decision of Blue Cross and Blue Shield plans currently reimbursing laboratories for the ThinPrep Pap Test, there can be no assurance that the review will not lead to adverse reimbursement decisions by Blue Cross, Blue Shield plans or others. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology.

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

  Risks Associated with Commercialization. In connection with the full-scale commercialization of the ThinPrep System for cervical cancer screening, the Company has significantly expanded its facilities and intends to continue to significantly increase the number of its marketing and sales personnel, and enhance or replace its management information systems. Such activities are likely to place significant strain on the Company's management, operations and systems.

  Intense Competition. The Company faces direct competition from a number of publicly-traded and privately-held companies, including at least one other manufacturer of a thin-layer slide preparation system which is seeking approval of its PMA application. The development, FDA approval and commercial marketing of such systems for cervical cancer screening could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.

  History of Losses. The Company has incurred substantial losses since inception. The Company expects such losses to continue in 1999 due to expansion of its sales and marketing activities, both domestic and international, and its new product development efforts.

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

  Dependence on Patents, Copyrights, Licenses and Proprietary Rights; Risk of Third-Party Claims of Infringement. The Company relies on a combination of patents, trade secrets, copyrights, trademarks and confidentiality agreements to protect its proprietary technology, rights and know-how. In addition, the Company is the exclusive licensee of certain patented technology for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. Failure by the Company to protect, defend and maintain such intellectual property rights, or a third party claim of infringement, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Single Source Suppliers. Certain key components of the ThinPrep System, including its proprietary filter, are currently provided to the Company by single sources. The Company has been increasing its inventory of this component in an effort to mitigate this risk. In the event that the Company is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  Year 2000 Risks. Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. In addition, the year 2000 is a special case leap year. The consequences of this issue may include systems failures and business process interruption to the extent companies fail to upgrade, replace or otherwise address year 2000 problems. The year 2000 problem may also result in additional business and competitive differentiation. The Company is working to assess the potential impact of the year 2000 issue on the Company's products and systems and on its third-party suppliers, payors and laboratory customers, and to minimize the effects of any such impact.

  The Company believes that it has three general areas of potential exposure with respect to the year 2000 problem: (1) software integral to the operation of the Company's own products; (2) software used in the Company's internal information systems, financial and accounting systems, manufacturing systems, and other administrative functions; and (3) the effects of third party year 2000-related compliance efforts on the Company's business with third parties. The Company has established a task force composed of experienced personnel from technical operations, information systems, legal and finance functional areas and is currently in the process of evaluating its year 2000 readiness with respect to these areas of potential exposure, and currently anticipates that its evaluation will include the following phases: (i) identification of all potentially affected products, hardware, systems and third party compliance efforts; (ii) assessment of any repair or replacement requirements;
(iii) conducting any necessary repairs or replacements; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures.

  The Company has completed an assessment of its ThinPrep 2000 Processor and, based on this assessment, has determined that it is year 2000 compliant due to the fact that the system does not have any software or hardware time or calendar functions available in its design. There can be no assurance, however, that the Company will be able to successfully modify on a timely basis its internal systems to ensure compliance with year 2000 requirements, or that suppliers, third party payors and laboratory customers will not suffer material disruptions due to year 2000 issues, any of which failures could have a material adverse effect on the business, financial condition and results of operations of the Company. Further, while the Company believes that its year 2000 compliance efforts will be completed on a timely basis in advance of the year 2000 date transition and without material cost, there can be no assurance that unexpected delays or problems, including the failure to ensure year 2000 compliance by suppliers, third party payors and laboratory customers, will not result in material costs of compliance to the Company or otherwise have a material adverse effect on the business, financial condition and results of operations of the Company. See "Year 2000 Readiness Disclosure and Related Information."

  Impact of Euro Conversion. On January 1, 1999, 11 of the 15 member countries of the European Economic and Monetary Union established fixed conversion rates between their existing sovereign currencies and the Euro, and adopted the Euro as their common legal currency. The Euro is currently being traded on currency exchanges and is available for non-cash transactions. For a three-year transition period, both the Euro and each participating country's sovereign currency will remain legal currency. After June 30, 2002, the Euro will be the sole legal tender for the participating countries.

  A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company derives approximately 10% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required under this item may be found under the sections captioned "Election of Directors", "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "1999 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998, and is incorporated herein by reference.

Item 11. Executive Compensation

  The information required under this item may be found under the section captioned "Compensation and Other Information concerning Directors and Officers" in the 1999 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required under this item may be found under the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required under this item may be found under the caption "Certain Relationships and Related Transactions" in the 1999 Proxy Statement, and is incorporated herein by reference.

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

  (a)(3) List of Exhibits.

    The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

  Exhibit
  Number                                Description
  -------                               -----------
  3.1(2)   Third Amended and Restated Certificate of Incorporation of the
           Company.
  3.2(2)   Amended and Restated By-Laws of the Company.
  4.1(1)   Specimen certificate representing the Common Stock.
  4.2(3)   Rights Agreement, dated as of August 27, 1997, between Cytyc
           Corporation and BankBoston, N.A (the "Rights Agreement") which includes as Exhibit A the Form of Certificate of Designations, as
           Exhibit B the Form of Rights Certificate, and as Exhibit C the
           Summary of Rights to Purchase Preferred Stock.
  4.3(4)   Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights
           Agreement.
 10.1(1)*  1988 Stock Plan.
 10.2(1)*  1989 Stock Plan.
 10.3(1)*  1995 Stock Plan.
 10.4(1)*  1995 Non-Employee Director Stock Option Plan.
 10.5(1)*  1995 Employee Stock Purchase Plan, as amended.
 10.6(1)#  License Agreement between the Company and DEKA Products Limited
           Partnership dated March 22, 1993.
 10.7(1)   Form of Indemnification Agreement.
 10.8(1)   Lease Agreement between the Company and BFA Realty Partnership, L.P.
           d/b/a BFA, Limited Partnership of February 1996.
 10.9(5)   Amendment No. 1 to Lease Agreement dated as of February 1996 between the Company and BFA Realty Partnership, L.P. d/b/a BFA, Limited
           Partnership.
 10.10(6)# Co-Promotion Agreement dated as of May 27, 1997 by and between Mead
           Johnson & Company and the Company.
 10.11(7)# Amendment No. 1 to Co-Promotion Agreement dated as of May 27, 1997 by and between Mead Johnson & Company and the Company.
 10.12** * Cytyc Corporation Director Deferred Compensation Plan.
 13.1***   The Company's 1998 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.
 21.1**    List of Subsidiaries of the Company.
 23.1**    Consent of Arthur Andersen LLP.
 24.1**    Power of Attorney (see signature page hereto).
 27.1**    Financial Data Schedule.

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00300).

(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-19367).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 29, 1997 (File No. 000-27558).
(4) Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1998.
(5) Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed March 31, 1998.
(6) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 8, 1997.
(7) Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed March 31, 1998.
* Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed herewith.
*** Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Annual Report on Form 10-K.
#  Confidential treatment granted as to certain portions.
+ Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

  (b) Reports On Form 8-K

    There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1998.

  (c) Exhibits

  The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Washington, D.C. 20549, and at the SEC's regional offices located at Seven World Trade Center, Suite 1300, New York, New York 10048, and at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60611-2511. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address "http://www.sec.gov."

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cytyc Corporation

Date: March 30, 1999

                                                  /s/ Patrick J. Sullivan
                                          By:__________________________________
                                               President and Chief Executive
                                                          Officer

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

              Signature                         Title(s)                 Date
              ---------                         --------                 ----

       /s/ Patrick J. Sullivan         President, Chief Executive   March 30, 1999
______________________________________  Officer (Principal
         Patrick J. Sullivan            Executive Officer) and
                                        Director

         /s/ Joseph W. Kelly           Vice President, Finance      March 30, 1999
______________________________________  and Chief Financial
           Joseph W. Kelly              Officer (Principal
                                        Financial Officer and
                                        Principal Accounting
                                        Officer)

        /s/ Sally W. Crawford          Director                     March 30, 1999
______________________________________
          Sally W. Crawford

        /s/  Franklin J. Iris          Director                     March 30, 1999
______________________________________
           Franklin J. Iris

        /s/  William G. Little         Director                     March 30, 1999
______________________________________
          William G. Little

       /s/  C. William McDaniel        Director                     March 30, 1999
______________________________________
         C. William McDaniel

          /s/  Anna S. Richo           Director                     March 30, 1999
______________________________________
            Anna S. Richo

      /s/ Monroe E. Trout, M.D.        Chairman of the Board of     March 30, 1999
______________________________________  Directors
        Monroe E. Trout, M.D.


                               CYTYC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants................................. F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998............. F-3
Consolidated Statements of Operations for the Years Ended December 31,
 1996, 1997 and 1998..................................................... F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1996, 1997 and 1998........................................ F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1996, 1997 and 1998..................................................... F-6
Notes to Consolidated Financial Statements............................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of  Cytyc Corporation:

  We have audited the accompanying consolidated balance sheets of Cytyc Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytyc Corporation and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 21, 1999

                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               December 31,
                                                             -----------------
                                                               1997     1998
                                                             --------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $ 47,204  $33,566
  Short-term investments....................................   38,198   36,342
  Accounts receivable, net..................................   10,501   12,548
  Inventories...............................................    3,241    3,973
  Prepaid expenses and other current assets.................      905      650
                                                             --------  -------
    Total current assets....................................  100,049   87,079
Property and equipment, net.................................    5,851    8,825
Other assets................................................    2,477    1,833
                                                             --------  -------
    Total assets............................................ $108,377  $97,737
                                                             ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $  2,570  $ 2,555
  Accrued expenses..........................................    8,088    7,962
  Deferred revenue..........................................    1,532    1,413
                                                             --------  -------
    Total current liabilities...............................   12,190   11,930
                                                             --------  -------
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred Stock, $.01 par value--
   Authorized--5,000,000 shares
   No shares issued or outstanding..........................      --       --
  Common Stock, $.01 par value--
   Authorized--60,000,000 shares
   Issued and outstanding 17,454,096 shares in 1997 and
   17,798,595 in 1998.......................................      175      178
  Additional paid-in capital................................  165,191  166,431
  Accumulated other comprehensive income....................      --       106
  Accumulated deficit.......................................  (69,179) (80,908)
                                                             --------  -------
    Total stockholders' equity..............................   96,187   85,807
                                                             --------  -------
    Total liabilities and stockholders' equity.............. $108,377  $97,737
                                                             ========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1996      1997      1998
                                                 --------  --------  --------
Net sales....................................... $  8,198  $ 26,347  $ 44,264
Cost of sales...................................    4,354     8,006    11,211
                                                 --------  --------  --------
  Gross profit..................................    3,844    18,341    33,053
                                                 --------  --------  --------
Operating expenses:
  Research and development......................    4,689     6,048     8,419
  Sales, marketing and customer support.........    9,918    31,761    35,332
  General and administrative....................    3,314     7,746     8,372
                                                 --------  --------  --------
    Total operating expenses....................   17,921    45,555    52,123
                                                 --------  --------  --------
Loss from operations............................  (14,077)  (27,214)  (19,070)
Other income (expense):
  Interest income...............................    2,174     5,152     4,291
  Other, net....................................      (16)      (10)    3,050
                                                 --------  --------  --------
    Total other income (expense)................    2,158     5,142     7,341
Net loss........................................ $(11,919) $(22,072) $(11,729)
                                                 ========  ========  ========
Net loss per common and potential common share:
  Basic and diluted............................. $  (1.06) $  (1.31) $   (.66)
                                                 ========  ========  ========
Weighted average common and potential common
 shares outstanding:
  Basic and diluted.............................   11,192    16,893    17,643



  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                      Convertible
                                     Common Stock   Preferred Stock                           Accumulated
                                   ---------------- ----------------- Additional                 Other         Total
                     Comprehensive Number of   Par  Number of    Par   Paid in   Accumulated Comprehensive Stockholders'
                     Income (Loss)   Shares   Value   Shares    Value  Capital     Deficit      Income        Equity
                     ------------- ---------- ----- ----------  ----- ---------- ----------- ------------- -------------
Balance, December
 31, 1995..........         --        308,506 $  3   9,778,326   $98   $ 43,165   $(35,188)       --          $ 8,078
Conversion of
 convertible
 preferred stock
 into Common
 Stock.............         --      9,778,326   98  (9,778,326)  (98)       --         --         --              --
Sale of Common
 Stock, net of
 issuance costs of
 $1,350,000........         --      3,450,000   34         --    --      49,952        --         --           49,986
Exercise of stock
 options...........         --        470,148    5         --    --         448        --         --              453
Issuance of shares
 under Employee
 Stock Purchase
 Plan..............         --          6,022  --          --    --          83        --         --               83
Comprehensive loss:
 Net loss..........    $(11,919)          --   --          --    --         --     (11,919)       --          (11,919)
                       --------
 Comprehensive
  loss.............    $(11,919)          --   --          --    --         --         --         --              --
                       ========    ---------- ----  ----------   ---   --------   --------       ----         -------
Balance, December
 31, 1996..........                14,013,002  140         --    --      93,648    (47,107)       --           46,681
Sale of Common
 Stock, net of
 issuance costs of
 $500,000..........         --      3,197,500   32         --    --      70,549        --         --           70,581
Exercise of stock
 options...........         --        232,421    3         --    --         752        --         --              755
Issuance of shares
 under Employee
 Stock Purchase
 Plan..............         --         11,173  --          --    --         242        --         --              242
Comprehensive loss:
 Net loss..........    $(22,072)          --   --          --    --         --     (22,072)       --          (22,072)
                       --------
 Comprehensive
  loss.............    $(22,072)          --   --          --    --         --         --         --              --
                       ========    ---------- ----  ----------   ---   --------   --------       ----         -------
Balance, December
 31, 1997..........         --     17,454,096  175         --    --     165,191    (69,179)       --           96,187
Exercise of stock
 options...........         --        324,185    3         --    --         921        --         --              924
Issuance of shares
 under Employee
 Stock Purchase
 Plan..............         --         16,720  --          --    --         231        --         --              231
Issuance of shares
 under Directors'
 Stock Plan........         --          3,594  --          --    --          88        --         --               88
Comprehensive loss:
 Net loss..........    $(11,729)          --   --          --    --         --     (11,729)       --          (11,729)
 Other
  comprehensive
  income--
  Unrealized gain
  on securities....         106           --   --          --    --         --         --         106             106
                       --------
 Comprehensive
  loss.............    $(11,623)          --   --          --    --         --         --         --              --
                       ========    ---------- ----  ----------   ---   --------   --------       ----         -------
Balance, December
 31, 1998..........                17,798,595 $178         --    --    $166,431   $(80,908)      $106         $85,807
                                   ========== ====  ==========   ===   ========   ========       ====         =======


  The accompanying notes are an integral part of these consolidated financial statements

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
Cash flows from operating activities:
  Net loss....................................... $(11,919) $(22,072) $(11,729)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation and amortization................      520     1,084     1,603
    Provision for doubtful accounts..............      135       672       913
    Compensation expense related to issuance of
     stock to directors..........................      --        --         88
    Changes in assets and liabilities--
      Accounts receivable........................   (1,494)   (8,491)   (2,960)
      Inventories................................     (710)   (1,778)     (732)
      Prepaid expenses and other current assets..     (723)     (134)      255
      Accounts payable...........................     (220)    1,536       (15)
      Accrued expenses...........................      527     6,144      (126)
      Deferred revenue...........................      248     1,008      (119)
                                                  --------  --------  --------
        Net cash used in operating activities....  (13,636)  (22,031)  (12,822)
                                                  --------  --------  --------
Cash flows from investing activities:
  (Increase) decrease in other assets............     (900)   (1,518)      644
  Purchases of property and equipment............   (4,831)   (1,684)   (4,577)
  Purchases of short-term investments............  (23,084)  (66,653)  (45,143)
  Proceeds from sale and maturity of short-term
   investments...................................   13,836    39,940    47,105
                                                  --------  --------  --------
        Net cash used in investing activities....  (14,979)  (29,915)   (1,971)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options........      453       755       924
  Proceeds from issuance of shares under Employee
   Stock Purchase Plan...........................       83       242       231
  Proceeds from sale of stock....................   49,986    70,581       --
                                                  --------  --------  --------
        Net cash provided by financing activi-
         ties....................................   50,522    71,578     1,155
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   21,907    19,632   (13,638)
Cash and cash equivalents, beginning of period...    5,665    27,572    47,204
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $ 27,572  $ 47,204  $ 33,566
                                                  ========  ========  ========
Supplemental disclosure of non-cash items:
Unrealized holding gain on short-term
 investments..................................... $    --   $    --   $    106
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company

  Cytyc Corporation and subsidiaries (the "Company") design, develop, manufacture and market sample preparation systems for medical diagnostic applications. The Company's principal product, the ThinPrep System, is an automated system for the preparation of non-gynecological samples and cervical specimens on microscope slides.

  In 1991, the Company commenced commercial sales of ThinPrep Processors, reagents, filters and related supplies for non-gynecological diagnostic applications to clinical laboratories and hospitals. On May 20, 1996, the Company received clearance from the U.S. Food and Drug Administration to market the ThinPrep System for cervical cancer screening.

  To date, revenue from sales of products has not generated sufficient cash to support the Company's operations. Since inception, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the ThinPrep System, engineering and development efforts related to the ThinPrep System and the establishment of a sales and administrative organization. The Company continues to be subject to certain risks common to medical device companies in similar stages of development, including dependence on a single product, extensive government regulation, uncertainty of market acceptance, limited manufacturing, marketing and sales experience and uncertainty of future profitability.

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

 (a) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Cytyc SARL (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Italia s.r.l. and Cytyc France s.a.r.l.), Cytyc (Australia) PTY LIMITED (an Australian corporation) and Cytyc Securities Corporation (a Massachusetts securities corporation). All intercompany transactions and balances have been eliminated in consolidation.

 (b) Revenue Recognition

  The Company recognizes product revenue upon shipment, when customer acceptance is assured and collection of the resulting receivable is probable. Deferred revenue represents amounts relating to deferred interest recorded in connection with sales type finance leases with customers and amounts related to product billed but not shipped.

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

  At December 31, 1998, the Company's available-for-sale securities had contractual maturities that expire at various dates through December 1999. The fair value of available-for-sale and held-to-maturity securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value and held-to-maturity securities are stated at amortized cost. At December 31, 1998 and 1997, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows:

                                            Amortized Gross Unrealized  Fair
                                              Cost     Holding Gains    Value
                                            --------- ---------------- -------
                                                      (in thousands)
   December 31, 1998
   Available-for-sale securites
   U.S. Government and Agency securities
    (average maturity of 4.4 months).......  $31,767        105        $31,872
   Certificates of Deposit (average
    maturity of 3.8 months)................    2,999        --           2,999
   Commercial Paper (average maturity of
    4.6 months)............................    1,470          1          1,471
                                             -------        ---        -------
                                             $36,236        106        $36,342
                                             =======        ===        =======
   December 31, 1997
   Held-to-maturity securities
   U.S. Government and Agency securities
    (average maturity of 3.6 months).......  $38,198         71        $38,269
                                             =======        ===        =======

  In the fourth quarter of 1998, upon the Company's re-evaluation of its investment portfolio, all of the Company's securities were re-classified from held-to-maturity to available-for-sale for SFAS No. 115 purposes. During 1998, the Company sold prior to maturity securities previously classified as held-to-maturity with an amortized cost aggregating $3,998,626. Total proceeds from these sales were $4,084,075 resulting in a realized gain of $85,449.

 (e) Reclassifications

  Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

 (f) Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company places its investments in highly rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area.

                               CYTYC CORPORATION

 (g) Depreciation and Amortization

  The Company provides for depreciation and amortization by charges to operations, on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                                                                     Estimated
   Asset Classification                                             Useful Life
   --------------------                                            -------------
   Production equipment...........................................     3-7 Years
   Research equipment.............................................     3-7 Years
   Furniture, fixtures and computer equipment.....................     3-7 Years
   Leasehold improvements......................................... Life of lease

 (h) Other Assets

  Other assets consist of long-term lease receivables from the sale of ThinPrep Processors and long-term deposits.

 (i) Research and Development Costs

  The Company charges research and development costs to operations as incurred.

 (j) Net Loss Per Common Share

  The Company applies SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering
(IPO). Diluted weighted average shares outstanding for 1996, 1997 and 1998 exclude the potential common shares from stock options and convertible preferred stock outstanding because to do so would have been antidilutive for the years presented.

  Options to purchase approximately 1,457,123, 1,463,157, and 1,367,277 weighted average shares of common stock were outstanding as of December 31, 1996, 1997 and 1998, respectively, but were not included in the computation of diluted net loss per share as a result of their dilutive effect due to the loss available to common stockholders. Diluted weighted average shares outstanding also excludes 2,000 potential common shares from warrants outstanding as of December 31, 1996, 1997 and 1998.

 (k) Post-retirement and Post-employment Benefits

  The Company has no obligations for post-retirement or post-employment benefits.

 (l) Reporting Comprehensive Income

  The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non owner changes in equity including such items as unrealized holding gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the years ended December 31, 1996 and 1997 and one such item in 1998, an unrealized holding gain on marketable securities, totaling approximately $106,000.

                               CYTYC CORPORATION

 (m) Segment and Enterprise-Wide Reporting

  In 1997, the FASB issued SFAS No. 131. Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise, as defined. Based on the criteria set forth in SFAS No. 131, the Company currently operates in one operating segment, medical diagnostic equipment.

  SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and major customers. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Primarily all of the Company's assets are located within the United States. During 1996, 1997 and 1998, the Company derived its sales from the following countries (as a percentage of net sales):

                                                                   Years Ended
                                                                  --------------
                                                                  1996 1997 1998
                                                                  ---- ---- ----
   United States.................................................  91%  97%  89%
   Other.........................................................   9%   3%  11%
                                                                  ---- ---- ----
                                                                  100% 100% 100%
                                                                  ==== ==== ====

  No one customer accounted for 10% or more of net sales in 1996, 1997 or 1998.

 (n) New Accounting Pronouncement

  In June 1998, the FASB issued SFAS No. 133. Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2000. Management believes that this statement will not have a significant impact on the Company, its financial position or results from operations.

(3) Allowance for Doubtful Accounts

  A summary of the allowance for doubtful accounts activity is as follows:

                                                                December 31,
                                                               ----------------
                                                               1996  1997  1998
                                                               ----  ----  ----
                                                               (in thousands)
   Balance, beginning of year................................. $148  $135  $672
   Amounts provided...........................................  --    546   325
   Amounts written off........................................  (13)   (9)  (84)
                                                               ----  ----  ----
   Balance, end of year....................................... $135  $672  $913
                                                               ====  ====  ====

(4) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
                                                                (in thousands)
   Raw material and work-in-process............................ $ 1,374 $ 1,680
   Finished goods..............................................   1,867   2,293
                                                                ------- -------
                                                                $ 3,241 $ 3,973
                                                                ======= =======

                               CYTYC CORPORATION

(5) Property and Equipment

  Property and equipment is stated at cost and consists of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
                                                                (in thousands)
   Production equipment........................................ $ 3,140 $ 3,390
   Research equipment..........................................     843     905
   Furniture, fixtures and computer equipment..................   1,985   3,331
   Construction in process.....................................     321   3,240
   Leasehold improvements......................................   2,001   2,001
                                                                ------- -------
                                                                  8,290  12,867
   Less accumulated depreciation and amortization..............   2,439   4,042
                                                                ------- -------
                                                                $ 5,851 $ 8,825
                                                                ======= =======

  At December 31, 1998, the Company has commitments for the purchase of manufacturing equipment of approximately $500,000.

(6) Accrued Expenses

  Accrued expenses consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
                                                                (in thousands)
   Accrued product upgrade costs............................... $   906 $   260
   Accrued compensation........................................   2,865   2,941
   Accrued consulting fees.....................................     981     742
   Other accruals..............................................   3,336   4,019
                                                                ------- -------
                                                                $ 8,088 $ 7,962
                                                                ======= =======

(7) Income Taxes

  The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

  As of December 31, 1998, the Company has available net operating loss carryforwards for federal tax purposes of approximately $62,949,000 and research and development credit carryforwards of approximately $1,122,000 to reduce future income taxes, if any. In addition, the Company has net operating loss carryforwards for state tax purposes of approximately $51,291,000 and other credit carryforwards of $1,018,000. These carryforwards expire at various dates from 2003 to 2018, and are subject to review and possible adjustment by the Internal Revenue Service.

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

                               CYTYC CORPORATION

  The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                              December 31,
                                                             ----------------
                                                              1997     1998
                                                             -------  -------
                                                             (in thousands)
   Net operating loss carryforwards......................... $22,657  $24,583
   Research and development and other tax credit
    carryforwards...........................................   1,866    2,140
   Capitalized research and development expenses............   3,478    2,907
   Nondeductible accruals...................................   1,322    2,302
   Other temporary differences..............................   1,832      885
                                                             -------  -------
   Deferred tax asset.......................................  31,155   32,817
   Valuation allowance...................................... (31,155) (32,817)
                                                             -------  -------
   Net deferred tax asset................................... $   --   $   --
                                                             =======  =======

  Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has provided a full valuation allowance against this amount.

(8) Stockholders' Equity

 (a) Common Stock Reserved

  As of December 31, 1998, the Company has reserved 2,526,070 shares of Common Stock for issuance as follows:

                                                                        Amount
                                                                       ---------
   Exercise of stock options.......................................... 2,417,985
   Exercise of warrant................................................     2,000
   Employee stock purchase plan.......................................   106,085
                                                                       ---------
                                                                       2,526,070
                                                                       =========

 (b) Preferred Stock

  The Company's By-laws provide for and the Board of Directors and stockholders authorized 5,000,000 shares of $.01 par value Preferred Stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without further vote or action by the stockholders. The Board of Directors has no present plans to issue any shares of Preferred Stock.

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

 (d) Warrant

  At December 31, 1998, a warrant to purchase 2,000 shares of Common Stock at an exercise price of $10.00 per share was outstanding and exercisable. The warrant was exercised in January 1999.

                               CYTYC CORPORATION

(9) Stock Option and Employee Stock Purchase Plans

  During 1995, the Board of Directors and stockholders approved the 1995 Stock Option Plan, (the "1995 Plan"). The aggregate number of shares of Common Stock that may be issued pursuant to the 1995 Plan is 1,000,000 plus, effective as of January 1, 1997 and each year thereafter, the excess, if any, of (i) five percent of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year or then reserved for issuance upon the exercise or conversion of outstanding options, warrants or convertible securities, over (ii) the number of shares then remaining reserved and available for grant under the 1995 Plan, subject to certain adjustments, provided, however, that in no event shall more than 2,000,000 shares of Common Stock be issued pursuant to incentive stock options under the 1995 Plan. At December 31, 1998, 437,334 shares were available for future grant under the 1995 Plan.

  In 1997, the Company approved for grant 3,500 shares of Common Stock to each of seven directors under the 1995 Plan. In January 1998, the Company approved for grant 3,000 shares of Common Stock to six directors (500 shares each, vesting equally each month during 1998).

  As of December 31, 1998, options to purchase 589,816 shares of common were outstanding under the 1989 Stock Plan. No further grants may be issued under the 1989 Stock Option Plan.

  The Board of Directors and stockholders approved the 1995 Director Stock Option Plan pursuant to which options to purchase up to 250,000 shares of Common Stock were authorized for future issuance. In January 1996, the Company granted options to purchase 105,000 shares of Common Stock to seven directors under this plan at an exercise price equal to $16.00 per share. In January 1998, the Company granted 45,000 options to three directors under the 1995 Director Option Plan. At December 31, 1998, the Company had 140,000 options available for future grants under the 1995 Director Stock Option Plan.

  The following schedule summarizes the activity under the Company's stock option plans for the three years ended December 31, 1998.

                                                                    Weighted
                                       Number                       Average
                                      of Shares    Option Price   Option Price
                                      ---------  ---------------- ------------
   Outstanding, December 31, 1995.... 1,573,124  $0.50  --  10.00    $ 1.39
     Granted.........................   641,400  10.00  --  33.50     18.97
     Exercised.......................  (470,148)  0.50  --   5.00      0.96
     Canceled........................   (34,850)  0.625 --  32.00      8.75
                                      ---------  ----------------    ------
   Outstanding, December 31, 1996.... 1,709,526   0.50  --  33.50      7.96
     Granted.........................   262,110  17.50  --  31.13     23.89
     Exercised.......................  (232,421)  0.50  --  22.00      3.25
     Canceled........................   (22,583)  0.84  --  32.00     15.15
                                      ---------  ----------------    ------
   Outstanding, December 31, 1997.... 1,716,632   0.50  --  33.50     10.94
     Granted.........................   687,750   7.75  --  24.88     17.19
     Exercised.......................  (324,185)  0.50  --  23.25      2.63
     Canceled........................  (244,546)  0.625 --  33.50     18.98
                                      ---------  ----------------    ------
   Outstanding, December 31, 1998.... 1,835,651  $0.50  -- $33.50    $13.72
                                      ---------  ----------------    ------
   Exercisable, December 31, 1998....   452,406  $0.50  -- $33.50    $13.75
                                      =========  ================    ======

                               CYTYC CORPORATION

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                 Options Outstanding                Options Exercisable
                     ------------------------------------------- --------------------------
                                     Weighted
      Exercise                       Average         Weighted                   Weighted
   Price/Range of                   Remaining        Average                    Average
   Exercise Prices   Outstanding Contractual Life Exercise Price Exercisable Exercise Price
   ---------------   ----------- ---------------- -------------- ----------- --------------
   $ 0.500 --
     $ 0.625            139,900        5.21           $ 0.62        33,900       $ 0.62
   $ 0.840 --
     $ 0.840            221,760        6.66           $ 0.84        60,410       $ 0.84
   $ 0.850 --
     $ 5.000            200,490        6.76           $ 3.43        76,290       $ 4.09
   $ 7.750 --
     $14.750            247,916        7.04           $13.69        42,266       $12.78
   $14.780 --
     $15.000            108,250        3.61           $15.00        34,300       $15.00
   $16.000 --
     $16.130            322,250        9.18           $16.12        31,200       $16.01
   $16.250 --
     $21.880            257,960        8.93           $20.55        51,843       $21.07
   $22.000 --
     $27.000            307,825        7.81           $25.60       115,151       $25.95
   $27.130 --
     $32.000             27,800        8.07           $27.97         6,446       $28.16
   $33.500 --
     $33.500              1,500        7.41           $33.50           600       $33.50
                      ---------        ----           ------       -------       ------
   $ 0.500 --
     $33.500          1,835,651        7.41           $13.72       452,406       $13.75
                      =========        ====           ======       =======       ======

  In October 1995, the FASB issued SFAS No. 123, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                           December 31,
                                                       ----------------------
                                                        1996    1997    1998
                                                       ------  ------  ------
   Risk-free interest rate............................   6.18%   6.22%   5.52%
   Expected dividend yield............................    --      --      --
   Expected lives.....................................   5.99    4.59    5.00
   Expected volatility................................     90%     80%     98%
   Weighted average value of grants................... $13.85  $15.53  $13.25
   Weighted average remaining contractual life of
    options outstanding (years).......................   8.31    8.29    7.41

  Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, pro forma net loss and net loss per share would have been:

                                                         December 31,
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
   Net loss--
     As reported................................. $(11,919) $(22,072) $(11,729)
     Pro forma...................................  (13,079)  (24,975)  (15,696)
   Net loss per share, as reported--
     Basic and diluted........................... $  (1.06) $  (1.31) $  (0.66)
   Net loss per share, pro forma--
     Basic and diluted........................... $  (1.17) $  (1.48) $  (0.89)

                               CYTYC CORPORATION

  Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  During 1995, the Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan pursuant to which 140,000 shares of Common Stock could be issued. Purchase price is determined by taking the lesser of 85% of the closing price on the first or last day of the period. During 1998, 16,720 shares of common stock were issued at the purchase prices of $13.76 and $13.87 per share. As of December 31, 1998, 106,085 shares were available for future issuance under the 1995 Employee Stock Purchase Plan.

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

  On February 6, 1997, the Company sold through an underwritten follow-on offering 2,650,000 shares of Common Stock at $23.50 per share, while existing shareholders sold 1,000,000 shares of Common Stock. On February 20, 1997, the Underwriters of the follow-on public offering exercised their over-allotment option in full to purchase an additional 547,500 shares of the Company's Common Stock at $23.50 per share.

(11) Commitments and Contingencies

 (a) Lease Commitments

  The Company leases its facilities under non-cancelable operating leases which have expiration dates ranging from 1999 through 2005.

  At December 31, 1998, future minimum annual lease payments under these leases are as follows:

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
   1999..........................................................     $1,276
   2000..........................................................      1,269
   2001..........................................................      1,241
   2002..........................................................      1,248
   2003..........................................................      1,209
   Thereafter....................................................      1,419
                                                                      ------
                                                                      $7,662
                                                                      ======

  Rent expense under operating leases totaled approximately $513,000, $709,000 and $1,226,000 in 1996, 1997 and 1998, respectively.

 (b) Litigation

  The Company filed a suit against Neuromedical Systems, Inc. ("NSI") and two of its officers in the United States District Court for the Southern District of New York on June 24, 1997 (Civil Action No. 97 CIV 4642).

                               CYTYC CORPORATION

The Company settled the lawsuit in 1998 which resulted in proceeds of $3,050,000 which have been included in other income.

  The Company also filed a suit against the PIE Mutual Insurance Company ("PIE") and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV 1779). The complaint alleges false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. The Company is seeking injunctive relief as well as damages, including treble damages. On September 2, 1997, the defendants filed an answer and affirmative defenses to the Company's claims, denying liability. Defendants filed a motion to dismiss the action on March 13, 1998. The case is in discovery.

  On May 14, 1997, Cytology West, Inc. ("CWI") filed suit against the Company in the United States District Court for the District of Nevada (Civil Action No. CV-S- 97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court granted the Company's motion as to one count of CWI's complaint, but denied the Company's motion as to the remainder of CWI's complaint. On August 6, 1997, the Company filed counterclaims against CWI and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process. On August 26, 1997, CWI and its President filed an answer and affirmative defenses to the Company's counterclaims, denying liability. On January 23, 1998, the Company voluntarily withdrew its claim for abuse of process. On February 8, 1999, the Company filed an Amended Counterclaim and Third Party Complaint. While the outcome of the action cannot be determined, the Company believes the claims against the Company are without merit and intends to defend against those claims vigorously.

  The CWI and PIE actions are both pending and are in the discovery phase of litigation. Accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.

  Any litigation, regardless of the outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations.

 (c) Royalties

  The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products that are used with the ThinPrep System, and improvements made by the Company relating to such items. Royalty payments, in connection with this license, for the years ended December 31, 1996, 1997 and 1998 were $53,000, $135,000 and $211,000, respectively.

(12) Employee Benefit Plan

  The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The Plan allows for employees to defer a portion of their salary up to the maximum allowed under IRS rules. The Company made contributions to the Plan totaling $44,386, $89,635 and $109,833 during 1996, 1997 and 1998, respectively.

                    INDEX TO EXHIBITS FILED WITH FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1998

  Exhibit
  Number                                Description
  -------                               -----------
  3.1(2)   Third Amended and Restated Certificate of Incorporation of the
           Company.
  3.2(2)   Amended and Restated By-Laws of the Company.
  4.1(1)   Specimen certificate representing the Common Stock.
  4.2(3)   Rights Agreement, dated as of August 27, 1997, between Cytyc
           Corporation and BankBoston, N.A (the "Rights Agreement") which includes as Exhibit A the Form of Certificate of Designations, as
           Exhibit B the Form of Rights Certificate, and as Exhibit C the
           Summary of Rights to Purchase Preferred Stock.
  4.3(4)   Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights
           Agreement.
 10.1(1)*  1988 Stock Plan.
 10.2(1)*  1989 Stock Plan.
 10.3(1)*  1995 Stock Plan.
 10.4(1)*  1995 Non-Employee Director Stock Option Plan.
 10.5(1)*  1995 Employee Stock Purchase Plan, as amended.
 10.6(1)#  License Agreement between the Company and DEKA Products Limited
           Partnership dated March 22, 1993.
 10.7(1)   Form of Indemnification Agreement.
 10.8(1)   Lease Agreement between the Company and BFA Realty Partnership, L.P.
           d/b/a BFA, Limited Partnership of February 1996.
 10.9(5)   Amendment No. 1 to Lease Agreement dated as of February 1996 between the Company and BFA Realty Partnership, L.P. d/b/a BFA, Limited
           Partnership.
 10.10(6)# Co-Promotion Agreement dated as of May 27, 1997 by and between Mead
           Johnson & Company and the Company.
 10.11(7)# Amendment No. 1 to Co-Promotion Agreement dated as of May 27, 1997 by and between Mead Johnson & Company and the Company.
 10.12** * Cytyc Corporation Director Deferred Compensation Plan.
 13.1***   The Company's 1998 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.
 21.1**    List of Subsidiaries of the Company.
 23.1**    Consent of Arthur Andersen LLP.
 24.1**    Power of Attorney (see signature page hereto).
 27.1**    Financial Data Schedule.

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00300).
(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-19367).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 29, 1997 (File No. 000-27558).
(4) Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1998.
(5) Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed March 31, 1998.
(6) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 8, 1997.
(7) Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed March 31, 1998.

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