Form 10-Q
period 1999-03-31
CYTYC CORP
filed 1999-05-14
CIK 849778

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Yes  [X]       No   [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of May 10, 1999 was 17,822,069.

                          Total Number of Pages:  18
                          Exhibit Index is on Page 17
================================================================================

================================================================================
                               CYTYC CORPORATION


                              INDEX TO FORM 10-Q
                              ------------------


                                                                                         Page
                                                                                         ----
PART I         FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of
                December 31, 1998 and March 31, 1999                                        3

               Consolidated Statements of Operations
                for the three months ended March 31, 1998 and 1999                          4

               Consolidated Statements of Cash Flows
                for the three months ended March 31, 1998 and 1999                          5

               Notes to Consolidated Financial Statements                                   6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  14



PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                                           15

     Item 5.   Other Information                                                           15

     Item 6.   Exhibits and Reports on Form 8-K                                            15

SIGNATURE                                                                                  16

PART I     FINANCIAL INFORMATION
      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                        DECEMBER 31,      MARCH 31,
                                                                                           1998             1999
                                                                                           ----             ----
                                   ASSETS
Current assets:
     Cash and cash equivalents.................................................         $ 33,566          $ 42,103
     Short-term investments....................................................           36,342            28,252
     Accounts receivable, net..................................................           12,548            12,846
     Inventories...............................................................            3,973             4,103
     Prepaid expenses and other current assets.................................              650               429
                                                                                        --------          --------
         Total current assets..................................................           87,079            87,733

Property and equipment, net....................................................            8,825             9,579
Other assets...................................................................            1,833             1,685
                                                                                        --------          --------
         Total assets..........................................................         $ 97,737          $ 98,997
                                                                                        ========          ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................................................         $  2,555          $  2,623
     Accrued expenses..........................................................            7,962             8,350
     Deferred revenue..........................................................            1,413             1,459
                                                                                        --------          --------
         Total current liabilities.............................................           11,930            12,432
                                                                                        --------          --------

Commitments and contingencies:

Stockholders' equity:
    Preferred Stock, $.01 par value--
      Authorized--5,000,000 shares
      No shares issued or outstanding..........................................               --                --
    Common Stock, $.01 par value--
      Authorized--60,000,000 shares
      Issued and outstanding: 17,798,595 in 1998 and 17,821,482 in 1999........              178               178
    Additional paid-in capital.................................................          166,431           166,577
    Accumulated other comprehensive income.....................................              106                61
    Accumulated deficit........................................................          (80,908)          (80,251)
                                                                                        --------          --------

         Total stockholders' equity............................................           85,807            86,565
                                                                                        --------          --------

         Total liabilities and stockholders' equity............................         $ 97,737          $ 98,997
                                                                                        ========          ========

                            See accompanying notes.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               1998         1999
                                                                           -----------  ------------
Net sales............................................................         $ 8,057       $16,205
Cost of sales........................................................           2,289         3,533
                                                                              -------       -------

     Gross profit....................................................           5,768        12,672
                                                                              -------       -------

Operating expenses:
     Research and development........................................           1,872         2,201
     Sales, marketing and customer support...........................           8,909         9,161
     General and administrative......................................           2,673         1,595
                                                                              -------       -------

          Total operating expenses...................................          13,454        12,957
                                                                              -------       -------

Loss from operations.................................................          (7,686)         (285)

Other income, net....................................................           1,188           942
                                                                              -------       -------

Net income (loss)....................................................         $(6,498)         $657
                                                                              =======       =======

Net income (loss) per common and potential common share:
     Basic...........................................................         $( 0.37)        $0.04
                                                                              =======       =======

     Diluted.........................................................         $( 0.37)        $0.04
                                                                              =======       =======

Weighted average common and potential common shares outstanding:
     Basic...........................................................          17,548        17,810

     Diluted.........................................................          17,548        18,435



                            See accompanying notes.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                                                THREE MONTHS ENDED
                                                                                      MARCH  31,
                                                                               1998               1999
                                                                               ----               ----
Cash flows from operating activities:
     Net income (loss).................................................         $(6,498)      $    657
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities
      Depreciation and amortization....................................             360            357
      Provision for doubtful accounts..................................             150             --
      Compensation related to issuance of stock to directors...........              --             93

      Changes in assets and liabilities--
       Accounts receivable.............................................           2,699           (298)
       Inventories.....................................................          (1,284)          (130)
       Prepaid expenses and other current assets.......................             248            221
       Accounts payable................................................            (207)            68
       Accrued expenses................................................            (821)           388
       Deferred revenue................................................              21             46
                                                                                -------       --------

          Net cash (used in) provided by operating activities..........          (5,332)         1,402
                                                                                -------       --------

Cash flows from investing activities:
 (Increase) decrease in other assets...................................            (104)           148
 Purchases of property and equipment...................................          (1,672)        (1,111)
 Purchases of short-term investments...................................          (6,481)       (13,701)
 Proceeds from maturity of short-term investments......................          17,139         21,746
                                                                                -------       --------

          Net cash provided by investing activities....................           8,882          7,082
                                                                                -------       --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants................             281             53
                                                                                -------       --------

Net increase in cash and cash equivalents..............................           3,831          8,537
Cash and cash equivalents, beginning of period.........................          47,204         33,566
                                                                                -------       --------

Cash and cash equivalents, end of period...............................         $51,035       $ 42,103
                                                                                =======       ========

Supplemental disclosure of non-cash items:
   Unrealized holding gain on short-term investments...................         $   106       $     45
                                                                                =======       ========



                            See accompanying notes.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

     The notes and accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-27558).

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


(3) Cash and Cash Equivalents

     Cash equivalents consist of money market mutual funds, certificates of deposit, commercial paper and U.S. Government securities with original maturities of three months or less.

(4) Short-term Investments

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Short-term investments consist of U.S. Government securities, certificates of deposit and commercial paper with original maturities between three and twelve months. At March 31, 1999, the Company's available-for-sale securities had contractual maturities that expire at various dates through March 2000. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At March 31, 1999 and December 31, 1998, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      AMORTIZED    GROSS          FAIR
                                                                      ---------    -----          ----
                                                                        COST     UNREALIZED       VALUE
                                                                        ----     ----------       -----
                                                                                HOLDING GAINS
                                                                                -------------
                                                                              (IN THOUSANDS)

     MARCH 31, 1999
     --------------
     Available-for-sale securities
     U.S. Government and Agency securities (average
     maturity of 5.8 months).......................................   $21,346          60        $21,406
     Certificates of Deposit (average maturity of 0.9 months)......     3,000          --          3,000
     Commercial Paper (average maturity of 2.6 months).............     3,845           1          3,846
                                                                      -------         ---        -------
                                                                      $28,191          61        $28,252
                                                                      =======         ===        =======


     DECEMBER 31, 1998
     -----------------
     Available-for-sale securities
     U.S. Government and Agency securities (average
     maturity of 4.4 months).......................................   $31,767         105        $31,872
     Certificates of Deposit (average maturity of 3.8 months.......     2,999          --          2,999
     Commercial Paper (average maturity of 4.6 months).............     1,470           1          1,471
                                                                      -------         ---        -------
                                                                      $36,236         106        $36,342
                                                                      =======         ===        =======

(5) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 DECEMBER 31,   MARCH 31,
                                                 ------------   ---------
                                                    1998          1999
                                                    ----          ----
                                                      (IN THOUSANDS)
     Raw material and work-in-process.........      $1,680       $1,717
     Finished goods...........................       2,293        2,386
                                                    ------       ------
                                                    $3,973       $4,103
                                                    ======       ======

(6) Net Income (Loss) Per Common Share

     The Company applies SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and potential common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarter ended March 31, 1998, net loss per diluted share is based on weighted average common shares and excludes any common stock equivalents as they would be anti-dilutive due to the reported loss. The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 1998 and 1999.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Basic and diluted income per share, as required by SFAS No. 128, is as follows (in thousands except per share data):

                                                                              THREE MONTHS ENDED
                                                                                  MARCH  31,
                                                                                1998      1999
                                                                                ----      ----
     Net income (loss)....................................................    $(6,498)     $657
                                                                              ========  =======
     Basic weighted average common shares outstanding.....................      17,548   17,810
     Dilutive effect of assumed exercise of stock options.................          --      625
     Weighted average common shares outstanding assuming dilution.........      17,548   18,435
                                                                              ========  =======
     Basic net income (loss) per share....................................    $ (0.37)    $0.04
                                                                              ========  =======
     Diluted net income (loss) per share..................................    $ (0.37)    $0.04
                                                                              ========  =======

     Diluted weighted average shares outstanding excludes 1,157,163 and 522,205 potential common shares from stock options and warrants outstanding as of March 31, 1998 and 1999, respectively, as their effect would be anti-dilutive.

(7) Reporting Comprehensive Income

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non owner changes in equity including such items as unrealized holding gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three months ended March 31, 1998 and one such item in 1999, an unrealized holding gain on marketable securities, totaling approximately $61,000.

(8) Legal Proceedings

     The Company filed a suit against the PIE Mutual Insurance Company ("PIE") and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV
1779). The complaint alleges false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. The Company is seeking injunctive relief as well as damages, including treble damages. On September 2, 1997, the defendants filed an answer and affirmative defenses to the Company's claims, denying liability. Defendants filed a motion to dismiss the action on March 13, 1998. The case is in discovery.

     On May 14, 1997, Cytology West, Inc. ("CWI") filed suit against the Company in the United States District Court for the District of Nevada (Civil Action No. CV-S- 97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court granted the Company's motion as to one count of CWI's complaint, but denied the Company's motion as to the remainder of CWI's complaint. On August 6, 1997, the Company filed counterclaims against CWI and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process. On August 26, 1997, CWI and its President filed an answer and affirmative defenses to the Company's counterclaims, denying liability. On January 23, 1998, the Company voluntarily withdrew its claim for abuse of process. On February 8, 1999, the Company filed an Amended Counterclaim and Third Party Complaint, and on April 12, 1999, CWI and its President filed an answer and affirmative defenses to the Company's Amended Counterclaims, denying liability. While the outcome of the action cannot be determined, the Company believes the claims against the Company are without merit and intends to defend against those claims vigorously.

     The CWI and PIE actions are both pending and are in the discovery phase of litigation. Accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep(R) System consists of the ThinPrep(R) 2000 Processor and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep 2000 Processor and related reagents for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep 2000 System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV I DNA Assay of Digene Corporation. In March 1999, the FDA approved the use of Hybrid Capture II DNA Assay from a single vial of patient specimen collected in ThinPrep solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998.

     Since inception, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company expects such losses may continue in the future as it expands its domestic and international marketing and sales activities, and continues its product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company's products continue to gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and international sales and distribution networks, the timing and level of reimbursement for the ThinPrep System by third-party payors, and other factors, many of which are outside the Company's control.

     The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed automated customized equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System.

     Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations and Medicare and Medicaid. In the United States, the current rate of reimbursement of laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from approximately $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement. Although health insurance companies have added the ThinPrep(R) Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.

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

     Since January 1, 1998, the Company's laboratory customers have been able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the USHCFA (United States Health Care Financing Administration) using a Common Procedure Technology ("CPT") code specifically for liquid-based monolayer cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association, and are used in the submission of claims to third-party payors for reimbursement for medical services. The single CPT code replaced the non-specific, two-code description used during 1997 and is expected to facilitate reimbursement to the Company's laboratory customers for their use of the ThinPrep Pap Test. Initial delays in the implementation of the new CPT code by third-party payors, however, resulted in delayed reimbursement to the Company's laboratory customers in the first half of 1998. As a result, the Company believes that orders for ThinPrep Pap Tests during the first half of 1998 were reduced, delayed or eliminated.

     The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the new CPT code. As of March 31, 1999, based on information provided to the Company, the Company believes that all of the 125 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

     The Company expects to continue its significant expenditures for marketing, sales and customer support activities of the ThinPrep System for cervical cancer screening. During 1997, the Company entered into a co-promotion agreement with Mead Johnson & Company ("Mead Johnson"), a division of Bristol-Myers Squibb Company, to promote the ThinPrep Pap Test to obstetricians and gynecologists in the United States. The Mead Johnson agreement expired on December 31, 1998; however, Mead Johnson will receive a residual payment in February 2000 based on 1999 product sales. In January 1999, the Company announced its intention to employ 75 additional direct sales personnel to promote its products directly to physicians. As of March 31, 1999, sixty such sales personnel had been employed or otherwise engaged by the Company. There can be no assurance that the Company's current and planned marketing, sales and customer support activities will result in increased net sales, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

     The Company expects to increase its expenditures for research and development to fund development of follow-on products and additional applications of ThinPrep technology. The Company also expects to continue to incur expenses for administrative activities, principally for the employment of personnel, and professional fees.


RESULTS OF OPERATIONS

  Three Months Ended March 31, 1999 and 1998

     Net sales increased to $16.2 million in the first quarter of 1999 from $8.1 million for the same period of 1998, an increase of 101%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $12.7 million in the first quarter of 1999 from $5.8 million for the same period of 1998, an increase of 120%, and the gross margin increased to 78% in the first quarter of 1999 from 72% for the same period of 1998. Management attributes the increase in gross margin in 1999 primarily to increased sales of the higher gross margin ThinPrep Pap Test in the United States as compared to the ThinPrep 2000 Processor in the United States or international sales of either Tests or Processors.

     Total operating expenses decreased slightly to $13.0 million in the first quarter of 1999 from $13.5 million for the same period of 1998, a decrease of 4%. Research and development costs increased to $2.2 million in the first quarter of 1999 from $1.9 million for the same period of 1998, an increase of 18%, primarily as a result of engineering costs associated with the Company's other product development activities. The Company expects that research and development expenses will increase in the succeeding quarters as a result of clinical trials for the more automated ThinPrep 3000 Processor which commenced in April 1999 and development costs for other follow-on products. Sales, marketing and customer support costs increased slightly to $9.2 million in the first quarter of 1999 from $8.9 million for the same period of 1998, an increase of 3%. This increase reflects increased expenses associated with the international promotion of the ThinPrep technology. The Company expects that selling and marketing costs will increase in succeeding quarters as a result of employment of additional sales personnel and costs of direct to consumer advertising which commenced in April 1999. General and administrative costs decreased to $1.6 million in the first quarter of 1999 from $2.7 million for the same period of 1998, a decrease of 40%, primarily due to decreased legal expenses associated with litigation.

     Net interest income decreased to $0.9 million in the first quarter of 1999 from $1.2 million for the same period of 1998, a decrease of 21%, due to both a decrease in the average cash balances available for investment and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $80.3 million as of March 31, 1999. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $165.4 million, net of offering expenses. At March 31, 1999, the Company had cash, cash equivalents and short-term investments of $70.4 million. Cash provided by the Company's operations during the first quarter of 1999 was $1.4 million compared to $5.3 million in cash used during the first quarter of 1998.

    Net accounts receivable increased by $0.3 million to approximately $12.8 million during the first quarter of 1999. Inventories were approximately equal at the end of the first quarter of 1999.

    The Company's capital expenditures for the quarters ended March 31, 1999 and 1998 were $1.1 million and $1.7 million, respectively. The decrease in capital expenditures in the first quarter of 1999 was due primarily to decreased purchases for manufacturing equipment which was partially offset by increased costs related to leasehold improvements.

    The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, and the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening. The Company's capital requirements will also depend upon the progress of the Company's research and development programs to develop follow-on products including clinical trials for the ThinPrep 3000 Processor, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with existing or future litigation. See "Legal Proceedings." There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.


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

    The first type of potential year 2000 exposure for the Company relates to software and/or hardware used in the Company's ThinPrep Processors. The Company has completed an assessment of its ThinPrep 2000 Processor and, based on this assessment, has determined that it is year 2000 compliant due to the fact that the system does not have any software or hardware time or calendar functions available in its design. The Company has also assessed the year 2000 compliance of its next-generation product, the ThinPrep 3000 Processor, which is currently in clinical trials. As a result of this assessment, the Company believes that the ThinPrep 3000 Processor will be year 2000 compliant upon its initial release to the market.

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

    To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. The costs incurred by the Company through the first quarter of fiscal 1999 to address year 2000 compliance efforts were approximately $10,000. The Company estimates it will incur up to approximately $40,000 during the remainder of fiscal 1999 to support its compliance initiatives. Most of the Company's expenses have been, and in the future are expected to be, related to the opportunity cost of time spent by employees of the Company evaluating year 2000 compliance matters in general and outside consulting to review the Company's year 2000 program. Because the Company's year 2000 process is at an early stage and is ongoing, however, the actual costs to the Company of its efforts to address year 2000 issues are not presently known, and there can be no assurance that such costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company derives approximately 7% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The Company does not provide financial performance forecasts. The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, availability of reimbursement for the Company's product, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of market acceptance and the additional cost related thereto, a limited number of customers and a lengthy sales cycle, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, CPT code implementation delays and delays in reimbursement, risks associated with potential Year 2000 software disruptions involving the products and systems of the Company and certain third party customers, suppliers and payors of the Company, a limited operating history, risks associated with commercialization, a history of losses, potential fluctuations in future quarterly results, intense competition, potential liabilities and costs associated with existing or future litigation, limited manufacturing experience, uncertainty of additional applications and dependence on single source suppliers. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, results of operations and financial condition. Because of these and other factors, past financial performance should not be considered an indication of future performance.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. The Company does not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, or derivative commodity instruments. All of the Company's investments are in short-term, investment-grade commercial paper, certificates of deposit and U.S. Government and agency securities that are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

     Primary Market Risk Exposures. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's business outside the United States is conducted in local currency transactions. The Company has no foreign exchange contracts, option contracts, or other foreign hedging arrangements. However, the Company estimates that any market risk associated with its foreign operations is not significant and is unlikely to have a material adverse effect on the Company's business, results of operations, or financial condition.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

     The Company filed a suit against the PIE Mutual Insurance Company ("PIE") and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV
1779). The complaint alleges false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. The Company is seeking injunctive relief as well as damages, including treble damages. On September 2, 1997, the defendants filed an answer and affirmative defenses to the Company's claims, denying liability. Defendants filed a motion to dismiss the action on March 13, 1998. The case is in discovery.

     On May 14, 1997, Cytology West, Inc. ("CWI") filed suit against the Company in the United States District Court for the District of Nevada (Civil Action No. CV-S- 97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On June 27, 1997, the Company filed a motion to dismiss the complaint. The Court granted the Company's motion as to one count of CWI's complaint, but denied the Company's motion as to the remainder of CWI's complaint. On August 6, 1997, the Company filed counterclaims against CWI and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process. On August 26, 1997, CWI and its President filed an answer and affirmative defenses to the Company's counterclaims, denying liability. On January 23, 1998, the Company voluntarily withdrew its claim for abuse of process. On February 8, 1999, the Company filed an Amended Counterclaim and Third Party Complaint, and on April 12, 1999, CWI and its President filed an answer and affirmative defenses to the Company's Amended Counterclaims, denying liability. While the outcome of the action cannot be determined, the Company believes the claims against the Company are without merit and intends to defend against those claims vigorously.

     The CWI and PIE actions are both pending and are in the discovery phase of litigation. Accordingly, the Company is unable to determine the extent of its liability, if any, or the likelihood of prevailing in such actions.


Item 5.  Other Information.
         -----------------

     Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the 2000 annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 7, 1999. The Company's by-laws establish an advance notice procedure with regard to proposals that stockholders otherwise desire to introduce at the annual meeting without inclusion in the Company's proxy statement for that meeting. Written notice of such stockholder proposals for the next annual meeting of the Company must be received by the Secretary of the Company at the Company's principal executive offices not later than the close of business on December 7, 1999 and not earlier than the close of business on November 7, 1999 in order to be considered timely, and must contain specified information concerning the matters proposed to be brought before such meeting and concerning the stockholder proposing such matters. The matters proposed to be brought before the meeting also must be proper matters for stockholder action.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              27  Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYTYC CORPORATION



Date:   May 14, 1999                     By:  /s/ Joseph W. Kelly
                                             --------------------
                                              Joseph W. Kelly
                                              Vice President, Chief Financial
                                              Officer and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
Number                  Description                     Page
------                  -----------                     ----


27                      Financial Data Schedule         18