Form 10-Q
period 1999-06-30
CYTYC CORP
filed 1999-08-13
CIK 849778

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

     Yes  [X]  No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of August 10, 1999 was 17,856,999.

                           Total Number of Pages:  19
                          Exhibit Index is on Page 18
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               CYTYC CORPORATION


                               INDEX TO FORM 10-Q
                               ------------------

                                                                               Page
                                                                               ----
Part I            Financial Information

     Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1998 and June 30, 1999                            3

                  Consolidated Statements of Operations
                  for the three and six months ended June 30, 1998 and 1999      4

                  Consolidated Statements of Cash Flows
                  for the three and six months ended June 30, 1998 and 1999      5

                  Notes to Consolidated Financial Statements                     6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      9

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk    14



Part II           Other Information

     Item 1.      Legal Proceedings                                             15

     Item 4.      Submission of Matters to a Vote of Security Holders           15

     Item 5.      Other Information                                             15

     Item 6.      Exhibits and Reports on Form 8-K                              15

Signature                                                                       17

Part I     Financial Information
    Item 1. Consolidated Financial Statements


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           December 31,         June 30,
                                                                                               1998               1999
                                                                                            -----------        ----------
                                     ASSETS
Current assets:
     Cash and cash equivalents..............................................................  $ 33,566           $ 43,241
     Short-term investments.................................................................    36,342             26,775
     Accounts receivable, net...............................................................    12,548             16,140
     Inventories............................................................................     3,973              4,381
     Prepaid expenses and other current assets..............................................       650              1,106
                                                                                              --------           --------
          Total current assets..............................................................    87,079             91,643
Property and equipment, net.................................................................     8,825             10,111
Other assets................................................................................     1,833              1,695
                                                                                              --------           --------
          Total assets......................................................................  $ 97,737           $103,449
                                                                                              ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................................................  $  2,555           $  4,200
     Accrued expenses.......................................................................     7,962              9,707
     Deferred revenue.......................................................................     1,413              1,570
                                                                                              --------           --------
          Total current liabilities.........................................................    11,930             15,477
                                                                                              --------           --------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $.01 par value--
       Authorized--5,000,000 shares
       No shares issued or outstanding......................................................        --                 --
     Common Stock, $.01 par value--
       Authorized--60,000,000 shares
       Issued and outstanding: 17,798,595 in 1998 and 17,848,920  in 1999...................       178                178
     Additional paid-in capital.............................................................   166,431            166,858
     Accumulated other comprehensive income.................................................       106                160
     Accumulated deficit....................................................................   (80,908)           (79,224)
                                                                                              --------           --------

          Total stockholders' equity........................................................    85,807             87,972
                                                                                              --------           --------

          Total liabilities and stockholders' equity........................................  $ 97,737           $103,449
                                                                                              ========           ========

                            See accompanying notes.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                      June 30,
                                                                          1998           1999           1998           1999
                                                                      ------------   ------------   ------------   ------------
Net sales.............................................................    $ 9,225        $18,831       $ 17,282        $35,036
Cost of sales.........................................................      2,481          3,938          4,770          7,471
                                                                          -------        -------       --------        -------

     Gross profit.....................................................      6,744         14,893         12,512         27,565
                                                                          -------        -------       --------        -------
Operating expenses:
     Research and development.........................................      2,281          3,379          4,153          5,580
     Sales, marketing and customer support............................      9,950         10,660         18,859         19,821
     General and administrative.......................................      3,351          1,841          6,024          3,436
                                                                          -------        -------       --------        -------

          Total operating expenses....................................     15,582         15,880         29,036         28,837
                                                                          -------        -------       --------        -------

Loss from operations..................................................     (8,838)          (987)       (16,524)        (1,272)

Other income:
     Interest income..................................................      1,104            907          2,292          1,849
     Other income.....................................................         --          1,107             --          1,107
                                                                          -------        -------       --------        -------
          Total other income..........................................      1,104          2,014          2,292          2,956
                                                                          -------        -------       --------        -------

Net income (loss).....................................................    $(7,734)       $ 1,027       $(14,232)       $ 1,684
                                                                          =======        =======       ========        =======

Net income (loss) per common and potential common share:
     Basic............................................................    $ (0.44)       $  0.06       $  (0.81)       $  0.09
                                                                          =======        =======       ========        =======

     Diluted..........................................................    $ (0.44)       $  0.06       $  (0.81)       $  0.09
                                                                          =======        =======       ========        =======

Weighted average common and potential common shares outstanding:
Basic.................................................................     17,621         17,830         17,584         17,819
Diluted...............................................................     17,621         18,428         17,584         18,430



                            See accompanying notes.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Three Months                   Six Months
                                                                                 Ended                         Ended
                                                                                June 30,                      June 30,
                                                                           1998           1999          1998           1999
                                                                        -----------   -----------   -----------     -----------
Cash flows from operating activities:
    Net income (loss).................................................   $(7,734)       $  1,027       $(14,232)       $  1,684
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities
         Depreciation and amortization................................       363             440            723             797
         Provision for doubtful accounts..............................        --              --            150              --
         Compensation related to issuance of stock to directors.......        --               2             --              95

         Changes in assets and liabilities--
             Accounts receivable......................................       953          (3,294)         3,652          (3,592)
             Inventories..............................................       278            (278)        (1,006)           (408)
             Prepaid expenses and other current assets................      (587)           (677)          (339)           (456)
             Accounts payable.........................................    (1,067)          1,577         (1,274)          1,645
             Accrued expenses.........................................     2,467           1,357          1,646           1,745
             Deferred revenue.........................................      (227)            111           (206)            157
                                                                         -------        --------       --------        --------

                 Net cash (used in) provided by operating activities..    (5,554)            265        (10,886)          1,667
                                                                         -------        --------       --------        --------

Cash flows from investing activities:
    (Increase)decrease in other assets................................       215             (10)           111             138
    Purchases of property and equipment...............................      (953)           (972)        (2,625)         (2,083)
    Purchases of short-term investments...............................    (3,999)        (11,072)       (10,480)        (24,773)
    Proceeds from maturity of short-term investments..................    15,044          12,467         32,183          34,213
                                                                         -------        --------       --------        --------

                 Net cash provided by investing activities............    10,307             413         19,189           7,495
                                                                         -------        --------       --------        --------

Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants..............       454             241            735             294
    Proceeds from issuance of shares under Employee Stock
     Purchase Plan....................................................       111              37            111              37
                                                                         -------        --------       --------        --------

                 Net cash provided by financing activities............       565             278            846             331
                                                                         -------        --------       --------        --------

Net increase in cash and cash equivalents.............................     5,318             956          9,149           9,493
Effect of exchange rates on cash......................................        --             182             --             182
Cash and cash equivalents, beginning of period........................    51,035          42,103         47,204          33,566
                                                                         -------        --------       --------        --------

Cash and cash equivalents, end of period..............................   $56,353        $ 43,241       $ 56,353        $ 43,241
                                                                         =======        ========       ========        ========

Supplemental disclosure of non-cash items:
 Changes in unrealized holding gain (loss) on short-term investments..        --        $    (83)      $    106        $   (128)
                                                                         =======        ========       ========        ========

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


(2) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Cytyc SARL (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Italia s.r.l. and Cytyc France s.a.r.l.), Cytyc (Australia) PTY LIMITED (an Australian corporation), Cytyc Canada Ltd. (a Canadian Corporation), Cytyc (UK) Limited (a United Kingdom corporation) and Cytyc Securities Corporation (a Massachusetts securities corporation). All intercompany transactions and balances have been eliminated in consolidation.


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

     Short-term investments consist of U.S. Government securities, certificates of deposit and commercial paper with original maturities between three and twelve months. At June 30, 1999, the Company's available-for-sale securities had contractual maturities that expire at various dates through April 2000. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At June 30, 1999 and December 31, 1998, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Amortized      Gross          Fair
                                                                   ---------      -----          ----
                                                                     Cost      Unrealized        Value
                                                                     ----      ----------        -----
                                                                                 Holding
                                                                                 -------
                                                                                  Gains
                                                                                  -----
                                                                                 (Losses)
                                                                                 --------
                                                                              (in thousands)
June 30, 1999
-------------
Available-for-sale securities
U.S. Government and Agency securities (average
maturity of 4.9 months)...........................................   $22,420          (18)         $22,402
Commercial Paper (average maturity of 1.8 months).................     4,377           (4)           4,373
                                                                     -------          ---          -------
                                                                     $26,797          (22)         $26,775
                                                                     =======          ===          =======

December 31, 1998
-----------------
Available-for-sale securities
U.S. Government and Agency securities (average
maturity of 4.4 months)...........................................   $31,767          105          $31,872
Certificates of Deposit (average maturity of 3.8 months)..........     2,999           --            2,999
Commercial Paper (average maturity of 4.6 months).................     1,470            1            1,471
                                                                     -------          ---          -------
                                                                     $36,236          106          $36,342
                                                                     =======          ===          =======

(5) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 December 31,     June 30,
                                                 ------------   ------------
                                                     1998           1999
                                                     ----           ----
                                                          (in thousands)
  Raw material and work-in-process...............      $1,680         $1,885
  Finished goods.................................       2,293          2,496
                                                       ------         ------
                                                       $3,973         $4,381
                                                       ======         ======


(6) Net Income (Loss) Per Common Share

     The Company applies SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and potential common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarter and six months ended June 30, 1998, net loss per diluted share is based on weighted average common shares and excludes any common stock equivalents as they would be anti-dilutive due to the reported loss. The following table provides a reconciliation of the denominators used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 1998 and 1999.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Three Months Ended  Six Months Ended
                                                                  June 30,          June 30,
                                                               1998     1999     1998      1999
                                                              ------   ------   -------   ------
Basic weighted average common shares outstanding............. 17,621   17,830    17,584   17,819
Dilutive effect of assumed exercise of stock options.........     --      598        --      611
                                                              ------   ------    ------   ------
Weighted average common shares outstanding assuming dilution. 17,621   18,428    17,584   18,430
                                                              ======   ======    ======   ======


     Diluted weighted average shares outstanding excludes 1,314,587 and 676,154 potential common shares from stock options outstanding for the three months ended June 30, 1998 and 1999, respectively, and 1,343,008 and 599,725 potential common shares from stock options and warrants outstanding for the six months ended June 30, 1998 and 1999, as their effect would be anti-dilutive.

(7) Reporting Comprehensive Income

     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non owner changes in equity including such items as unrealized holding gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the six months ended June 30, 1998 and two such items in 1999, an unrealized holding loss on marketable securities, totaling approximately $(22,000) and foreign currency translation adjustments totaling $182,000.


(8) Legal Proceedings

     The Company filed a suit against the PIE Mutual Insurance Company ("PIE") and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV
1779). The complaint alleged false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. On May 25, 1999, the parties settled the litigation. Terms of the settlement were not disclosed.

     On May 14, 1997, Cytology West, Inc. ("CWI") filed suit against the Company in the United States District Court for the District of Nevada (Civil Action No. CV-S- 97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On August 6, 1997, the Company filed counterclaims against CWI and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process. On June 25, 1999 the parties settled the litigation. Terms of the settlement were not disclosed.

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

     Since inception, the Company had incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company may experience losses in the future as it expands its domestic and international marketing and sales activities, and continues its product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company's products continue to gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and international sales and distribution networks, the timing and level of reimbursement for the ThinPrep System by third-party payors, and other factors, many of which are outside the Company's control.

     The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed automated customized equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System.

     The cost per ThinPrep Pap Test, plus a laboratory mark-up, is generally billed by laboratories to third-party payors and results in a higher amount for the ThinPrep Pap Test than the current billing for conventional Pap tests. Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations and Medicare and Medicaid. In the United States, the current rate of reimbursement to laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from approximately $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement. Although health insurance companies have added the ThinPrep(R) Pap Test(TM) to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.

     In the past, the Company has offered discounts to laboratory customers to stimulate demand for the ThinPrep System and may elect to do so in the future, which discounts could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the new CPT code. As of June 30, 1999, based on information provided to the Company, the Company believes that all of the 149 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

     The Company expects to continue its significant expenditures for marketing, sales and customer support activities of the ThinPrep System for cervical cancer screening. During 1997, the Company entered into a co-promotion agreement with Mead Johnson & Company ("Mead Johnson"), a division of Bristol-Myers Squibb Company, to promote the ThinPrep Pap Test to obstetricians and gynecologists in the United States. The Mead Johnson agreement expired on December 31, 1998; however, Mead Johnson will receive a residual payment in February 2000 based on 1999 product sales. In January 1999, the Company announced its intention to employ 75 additional direct sales personnel to promote its products directly to physicians. As of June 30, 1999, all 75 of such sales personnel had been employed or otherwise engaged by the Company. There can be no assurance that the Company's current and planned marketing, sales and customer support activities will result in increased net sales, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

     The Company expects to increase its expenditures for research and development to fund development of follow-on products and additional applications of ThinPrep technology. The Company also expects to continue to incur expenses for administrative activities, principally for the employment of personnel, and professional fees.


Results of Operations

 Three Months Ended June 30, 1999 and 1998

     Net sales increased to $18.8 million in the second quarter of 1999 from $9.2 million for the same period of 1998, an increase of 104%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $14.9 million in the second quarter of 1999 from $6.7 million for the same period of 1998, an increase of 121%, and the gross margin increased to 79% in the second quarter of 1999 from 73% for the same period of 1998. Management attributes the increase in gross margin in 1999 primarily to increased sales of the higher gross margin ThinPrep Pap Test in the United States as compared to domestic sales of the ThinPrep 2000 Processor or international sales of either Tests or Processors.

     Total operating expenses increased slightly to $15.9 million in the second quarter of 1999 from $15.6 million for the same period of 1998, an increase of 2%. Research and development costs increased to $3.4 million in the second quarter of 1999 from $2.3 million for the same period of 1998, an increase of 48%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System(TM) development activities and clinical trials for the ThinPrep(R) 3000 Processor which commenced in April 1999. The Company expects that research and development expenses will increase in the succeeding quarters as a result of the development costs for the imaging system. Sales, marketing and customer support costs increased slightly to $10.7 million in the second quarter of 1999 from $10.0 million for the same period of 1998, an increase of 7%. This increase reflects increased expenses associated with the international promotion of the ThinPrep technology. The Company expects that selling and marketing costs will increase in succeeding quarters as a result of increased expenditure for marketing and employment costs of additional sales personnel. General and administrative costs decreased to $1.8 million in the second quarter of 1999 from $3.4 million for the same period of 1998, a decrease of 45%, primarily due to decreased legal expenses associated with litigation.

     Net interest income decreased to $0.9 million in the second quarter of 1999 from $1.1 million for the same period of 1998, a decrease of 18%, due to both a decrease in the average cash balances available for investment and lower interest rates. The Company also recorded $1.1 million in other income during the second quarter of 1999 resulting from favorable settlement of certain litigation.

 Six Months Ended June 30, 1999 and 1998

     Net sales increased to $35.0 million in the first six months of 1999 from $17.3 million for the same period of 1998, an increase of 103%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $27.6 million in the first six months of 1999 from $12.5 million for the same period of 1998, an increase of 120%, and the gross margin increased to 79% in the first six months of 1999 from 72% for the same period of 1998. Management attributes the increase in gross margin in 1999 primarily to increased sales of the higher gross margin ThinPrep Pap Test in the United States as compared to domestic sales of the ThinPrep 2000 Processor or international sales of either Tests or Processors.

     Total operating expenses were approximately $29 million in both the first six months of 1999 and 1998. Research and development costs increased to $5.6 million in the first six months of 1999 from $4.2 million for the same period of 1998, an increase of 34%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities. Sales, marketing and customer support costs increased to $19.8 million in the first six months of 1999 from $18.9 million for the same period of 1998, an increase of 5%. This increase reflects increased expenses associated with the international promotion of the ThinPrep technology. General and administrative costs decreased to $3.4 million in the first six months of 1999 from $6.0 million for the same period of 1998, a decrease of 43%, primarily due to decreased legal expenses associated with litigation.

     Net interest income decreased to $1.8 million in the first six months of 1999 from $2.3 million for the same period of 1998, a decrease of 19%, due to both a decrease in the average cash balances available for investment and lower interest rates. The Company also recorded $1.1 million in other income during the first six months of 1999 resulting from favorable settlement of certain litigation.

Liquidity and Capital Resources

     Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $79.2 million as of June 30, 1999. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $165.4 million, net of offering expenses. At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $70.0 million. Cash provided by the Company's operations during the second quarter of 1999 was $0.3 million compared to $5.6 million in cash used during the second quarter of 1998.

     Net accounts receivable increased by $3.6 million to approximately $16.1 million during the first six months of 1999 which was due to a significant growth in revenue during the first six months of the year.

     The Company's capital expenditures for the quarters ended June 30, 1999 and 1998 were approximately equal.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening and additional applications of its ThinPrep technology. The Company's liquidity and capital requirements will also depend upon the progress of the Company's research and development programs to develop follow-on products including the ThinPrep 3000(R) Processor and ThinPrep Imaging System, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing and manufacturing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with any future litigation. See "Legal Proceedings." There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company believes that it has three general areas of potential exposure with respect to the year 2000 problem: (1) software integral to the operation of the Company's own products; (2) software used in the Company's internal information systems, financial and accounting systems, manufacturing systems, and other administrative functions; and (3) the effects of third party year 2000-related compliance efforts on the Company's business with such third parties. The Company has established a task force composed of experienced personnel from technical operations, information systems, legal and finance functional areas and is currently in the process of evaluating its year 2000 readiness with respect to these areas of potential exposure, which evaluation includes the following phases: (i) identification of all potentially affected products, hardware, systems and third party compliance efforts; (ii) assessment of any repair or replacement requirements; (iii) conducting any necessary repairs or replacements; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures.

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

     The second type of potential year 2000 exposure for the Company relates to software applications used in the Company's internal information systems, financial and accounting systems, manufacturing processes, and other administrative functions. The Company has conducted a review of its internal computer software and systems to determine the extent to which the Company's internal systems may be adversely affected by the onset of the year 2000. The Company believes that it has identified all of its systems which require updates in order to become year 2000 compliant. The Company has implemented, tested and validated all existing system updates during the second quarter of 1999 and will continue this process with any new system updates it receives. The Company has also established a procurement process intended to ensure that all new software and hardware systems are year 2000 compliant. Based on its assessment to date, and the identified corrective actions and validation testing, the Company believes that it will not experience material disruption as a result of year 2000 issues with respect to its internal information systems, financial and accounting systems, manufacturing processes, and other administrative functions.

     The third type of potential year 2000 exposure for the Company relates to the effects of third party compliance efforts and the potential failure by third parties to achieve year 2000 readiness. Certain key components of the ThinPrep System, including its proprietary filter, are currently supplied to the Company by single sources. In the event that any of the Company's suppliers will be unable to provide the Company with such key components due to the failure of such suppliers to timely resolve their year 2000 issues, the Company has developed contingency plans, including, if appropriate, establishing sufficient reserves of such key components in order to limit or prevent any material disruption of the Company's ability to manufacture its products on a timely and cost-competitive basis. In the event that the Company is unable to obtain sufficient quantities of such key components caused by the failure of the Company's suppliers to resolve their own year 2000 issues, or otherwise address any material disruption of its supply of such components, the Company may not be able to manufacture its products on a timely and cost-competitive basis, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also dependent on third-party payors such as private insurance plans, managed care organizations and Medicare and Medicaid to reimburse its laboratory customers for the ThinPrep Pap Test, and on laboratory customers for orders of and payments for ThinPrep Pap Tests. The Company completed its initial program focused on determining the year 2000 readiness of its significant third-party payors, laboratory customers and critical suppliers and will continue its dialog with those organizations whose compliance processes were incomplete, until it secures appropriate assurances. There can be no assurance that any information provided by such entities ensures that their respective systems and products are year 2000 compliant. Delays in reimbursement to the Company's laboratory customers by third-party payors caused by year 2000 disruptions of third-party payors' systems, or the inability of such laboratory customers to process ThinPrep Pap Tests and/or pay the Company for the Company's products as a result of the failure of the laboratory customers to resolve their own year 2000 issues, may adversely impact future orders for ThinPrep Pap Tests and ThinPrep Processors, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the purchasing patterns of laboratory customers or potential customers may be affected by year 2000 issues to the extent they expend significant resources to correct their current systems for year 2000 compliance. Because of the many uncertainties associated with year 2000 compliance efforts by third-party payors and the Company's laboratory customers and suppliers and because the Company's assessment is necessarily based primarily on information provided by such third-party payors, laboratory customers and suppliers, there can be no assurance that the Company's assessment of year 2000 readiness of such payors, laboratory customers and suppliers will be correct or that the impact on the Company of any resulting year 2000 disruptions with respect to such parties will not be material.

     In addition, if certain critical third party providers, such as those supplying electricity, water, or telecommunications services, experience difficulties resulting in a material interruption of services to the Company, such interruption would likely result in a material adverse effect on the Company's business, financial condition and results of operations.

     To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. The costs incurred by the Company through the first six months of fiscal 1999 to address year 2000 compliance efforts were approximately $55,000. The Company estimates it will incur up to approximately $35,000 during the remainder of fiscal 1999 to support its compliance initiatives. Most of the Company's expenses have been, and in the future are expected to be, related to the opportunity cost of time spent by employees of the Company evaluating year 2000 compliance matters in general and outside consulting to review the Company's year 2000 program. Because the Company's year 2000 compliance efforts are ongoing, however, the actual costs to the Company of its efforts to address year 2000 issues are not presently known, and there can be no assurance that such costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is in the process of finalizing a year 2000 contingency plan which began with an initial assessment to determine the status of all mission critical systems. The plan includes an assessment of possible contingencies and responsive remediation plans if any of these systems are determined to have year 2000 issues.

     The Company's expectations as to the extent and timeliness of modifications required in order to achieve year 2000 compliance and of the prospects of the Company and its third party payors and customers to achieve year 2000 compliance
are forward-looking statements subject to risks and uncertainties.   Actual
results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. There can be no assurance that the Company will be able to successfully modify on a timely basis its systems to comply with year 2000 requirements, or that third party payors, laboratory customers and suppliers will not suffer material disruptions due to year 2000 issues, any of which failures could have a material adverse effect on the business, financial condition and results of operations of the Company.
Further, while the Company believes that its year 2000 compliance efforts will be completed on a timely basis in advance of the year 2000 date transition and without material cost, there can be no assurance that unexpected delays or problems, including the failure to ensure year 2000 compliance by third party payors, laboratory customers and suppliers, will not result in material costs of compliance to the Company or otherwise have a material adverse effect on the business, financial condition and results of operations of the Company.

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


Certain Factors Which May Affect Future Results

     The Company does not provide financial performance forecasts. The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, availability of reimbursement for the Company's product, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of market acceptance and the additional cost related thereto, a limited number of customers and a lengthy sales cycle, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, CPT code implementation delays and delays in reimbursement, risks associated with potential year 2000 software disruptions involving the products and systems of the Company and certain third party customers, suppliers and payors of the Company, a limited operating history, risks associated with commercialization, a history of losses, potential fluctuations in future quarterly results, intense competition, risks associated with the Euro conversion, potential liabilities and costs associated with any future litigation, limited manufacturing experience, uncertainty of additional applications and dependence on single source suppliers. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, results of operations and financial condition. Because of these and other factors, past financial performance should not be considered an indication of future performance.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. The Company does not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, or derivative commodity instruments. All of the Company's investments are in short-term, investment-grade commercial paper and U.S. Government and agency securities that are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

     The Company filed a suit against the PIE Mutual Insurance Company ("PIE") and its medical director in the United States District Court for the Northern District of Ohio, Eastern Division on July 3, 1997 (Civil Action No. 1:97 CV
1779). The complaint alleged false and misleading description and representation, unfair and deceptive trade practices, interference with advantageous relationships, defamation and commercial disparagement. On May 25, 1999, the parties settled the litigation. Terms of the settlement were not disclosed.

     On May 14, 1997, Cytology West, Inc. ("CWI") filed suit against the Company in the United States District Court for the District of Nevada (Civil Action No. CV-S- 97-00594-LDG (LRL)), alleging false description, false representation and unfair competition. On August 6, 1997, the Company filed counterclaims against CWI and third party claims against its President, including claims for false and misleading description and representation, unfair competition, interference with advantageous relationships, defamation, commercial disparagement and abuse of process. On June 25, 1999 the parties settled the litigation. Terms of the settlement were not disclosed.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     At the Company's Annual Meeting of stockholders held on May 4, 1999 (the "1999 Annual Meeting"), the Company's stockholders took the following actions:

     1. The Company's stockholders elected Monroe E. Trout, M.D. and Anna S. Richo as Class III directors, each to serve for a three-year term expiring at the Company's annual meeting of stockholders in 2002, or until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 1999 Annual Meeting. With respect to such matter, the votes were cast as follows: 16,143,199 shares were voted for the election of Dr. Trout, 16,142,599 shares were voted for the election of Ms. Richo, 27,738 shares were withheld from the election of Dr. Trout and 28,338 shares were withheld from the election of Ms. Richo. No other persons were nominated, or received votes, for election as directors of the Company at the 1999 Annual Meeting. The other directors of the Company whose terms of office continued after the 1999 Annual Meeting were: Sally W. Crawford, Franklin J. Iris, William G. Little, C. William McDaniel, and Patrick J. Sullivan.


     2. The Company's stockholders ratified the selection of Arthur Andersen LLP, independent certified public accountants, as auditors for the Company's fiscal year ending December 31, 1999. With respect to such matter, the votes were cast as follows:16,143,793 shares were voted for the proposal, 13,629 shares were voted against the proposal, 13,515 shares were abstained from voting on the proposal and no shares were broker non-votes.


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


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              27  Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              There were no reports on Form 8-K filed by the Company for the quarter ended June 30, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CYTYC CORPORATION



Date:   August 13, 1999              By:  /s/ Joseph W. Kelly
                                         --------------------
                                         Joseph W. Kelly
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX


Exhibit
Number               Description                                      Page
------               -----------                                      ----
27                   Financial Data Schedule                          19