Form 10-Q
period 1999-09-30
CYTYC CORP
filed 1999-11-12
CIK 849778

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _______________ to __________________


                         Commission File Number 0-27558
                                CYTYC CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        02-0407755
--------------------------------                 -------------------------------
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

                             Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of November 8, 1999 was 17,999,145.

                           Total Number of Pages:  18
                          Exhibit Index is on Page 17

================================================================================

                               CYTYC CORPORATION


                               INDEX TO FORM 10-Q
                               ------------------


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheets as of December 31, 1998
                  and September 30, 1999                                      3

                  Consolidated Statements of Operations for the three
                  and nine months ended September 30, 1998 and 1999           4

                  Consolidated Statements of Cash Flows for the three
                  and nine months ended September 30, 1998 and 1999           5

                  Notes to Consolidated Financial Statements                  6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

          Item 3. Quantitative and Qualitative Disclosures About Market
                  Risk                                                       14



PART II   OTHER INFORMATION

          Item 1.    Legal Proceedings                                       15

          Item 5.    Other Information                                       15

          Item 6.    Exhibits and Reports on Form 8-K                        15

SIGNATURE                                                                    16

Part I Financial Information

Item 1. Consolidated Financial Statements


                                CYTYC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                  December 31,       September 30,
                                                                      1998               1999
                                                                   ---------          ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents ...........................         $  33,566          $  39,532
     Short-term investments ..............................            36,342             30,972
     Accounts receivable, net ............................            12,548             19,827
     Inventories .........................................             3,973              4,509
     Prepaid expenses and other current assets ...........               650              1,005
                                                                   ---------          ---------
          Total current assets ...........................            87,079             95,845
Property and equipment, net ..............................             8,825             10,470
Other assets .............................................             1,833              1,717
                                                                   ---------          ---------
          Total assets ...................................         $  97,737          $ 108,032
                                                                   =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................         $   2,555          $   5,158
     Accrued expenses ....................................             7,962             10,310
     Deferred revenue ....................................             1,413              1,672
                                                                   ---------          ---------
          Total current liabilities ......................            11,930             17,140
                                                                   ---------          ---------


Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $.01 par value--
       Authorized--5,000,000 shares
       No shares issued or outstanding ...................              --                 --
     Common Stock, $.01 par value--
       Authorized--60,000,000 shares
       Issued and outstanding: 17,798,595 shares in
       1998 and 17,982,488 shares in 1999 ................               178                180
     Additional paid-in capital ..........................           166,431            168,774
     Accumulated other comprehensive income ..............               106                 69
     Accumulated deficit .................................           (80,908)           (78,131)
                                                                   ---------          ---------


          Total stockholders' equity .....................            85,807             90,892
                                                                   ---------          ---------


          Total liabilities and stockholders' equity .....         $  97,737          $ 108,032
                                                                   =========          =========


                             See accompanying notes.

                                CYTYC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                        1998          1999             1998          1999
                                                                      --------       -------         --------       -------
Net sales ......................................................      $ 12,349       $21,331         $ 29,631       $56,367
Cost of sales ..................................................         2,902         3,832            7,672        11,303
                                                                      --------       -------         --------       -------
    Gross profit ...............................................         9,447        17,499           21,959        45,064
                                                                      --------       -------         --------       -------
Operating expenses:
    Research and development ...................................         1,994         4,246            6,147         9,826
    Sales, marketing and customer support ......................         8,412        11,842           27,271        31,663
    General and administrative .................................         1,201         1,254            7,225         4,690
                                                                      --------       -------         --------       -------

                 Total operating expenses ......................        11,607        17,342           40,643        46,179
                                                                      --------       -------         --------       -------

Income (loss) from operations ..................................        (2,160)          157          (18,684)       (1,115)

Other income:
      Interest income ..........................................         1,000           936            3,292         2,785
      Other income .............................................          --            --               --           1,107
                                                                      --------       -------         --------       -------
                 Total other income ............................         1,000           936            3,292         3,892
                                                                      --------       -------         --------       -------

Net income (loss) ..............................................      $ (1,160)      $ 1,093         $(15,392)      $ 2,777
                                                                      ========       =======         ========       =======

Net income (loss) per common and potential common share:
    Basic ......................................................      $  (0.07)      $  0.06         $  (0.87)      $  0.16
                                                                      ========       =======         ========       =======


    Diluted ....................................................      $  (0.07)      $  0.06         $  (0.87)      $  0.15
                                                                      ========       =======         ========       =======

Weighted average common and potential common shares outstanding:
    Basic ......................................................        17,643        17,900           17,604        17,843
    Diluted ....................................................        17,643        18,813           17,604        18,553



                             See accompanying notes.

                                CYTYC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Three Months Ended              Nine Months Ended
                                                                                  September 30,                 September 30,
                                                                               1998           1999           1998           1999
                                                                             --------       --------       --------       --------

Cash flows from operating activities:
     Net income (loss) ................................................      $ (1,160)      $  1,093       $(15,392)      $  2,777
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities
          Depreciation and amortization ...............................           452            491          1,175          1,288
          Provision for doubtful accounts .............................            20            172            170            104
          Compensation related to issuance of stock to
            directors .................................................          --               23           --              118

          Changes in assets and liabilities--
               Accounts receivable ....................................        (2,443)        (3,859)         1,209         (7,383)
               Inventories ............................................           264           (128)          (742)          (536)
               Prepaid expenses and other current assets ..............           193            101           (146)          (355)
               Accounts payable .......................................           365            958           (909)         2,603
               Accrued expenses .......................................          (773)           603            873          2,348
               Deferred revenue .......................................           (15)           102           (221)           259
                                                                             --------       --------       --------       --------

                    Net cash (used in) provided by operating activities        (3,097)          (444)       (13,983)         1,223
                                                                             --------       --------       --------       --------

Cash flows from investing activities:
     (Increase) decrease in other assets ..............................           331            (22)           442            116
     Purchases of property and equipment ..............................        (1,129)          (850)        (3,754)        (2,933)
     Purchases of short-term investments ..............................       (18,963)       (16,784)       (29,443)       (41,557)
     Proceeds from maturity of short-term investments .................         7,500         12,583         39,683         46,796
                                                                             --------       --------       --------       --------

                    Net cash (used in) provided by investing activities       (12,261)        (5,073)         6,928          2,422
                                                                             --------       --------       --------       --------


Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants .............            77          1,895            812          2,189
     Proceeds from issuance of shares under Employee
       Stock Purchase Plan ............................................          --             --              111             37
                                                                             --------       --------       --------       --------

                    Net cash provided by financing activities .........            77          1,895            923          2,226
                                                                             --------       --------       --------       --------

Net increase (decrease) in cash and cash equivalents ..................       (15,281)        (3,622)        (6,132)         5,871
Effect of exchange rates on cash ......................................          --              (87)          --               95
Cash and cash equivalents, beginning of period ........................        56,353         43,241         47,204         33,566
                                                                             --------       --------       --------       --------

Cash and cash equivalents, end of period ..............................      $ 41,072       $ 39,532       $ 41,072       $ 39,532
                                                                             ========       ========       ========       ========

Supplemental disclosure of non-cash items:
     Changes in unrealized holding gain (loss) on
       short-term investments .........................................          --         $     (4)      $    106       $   (132)
                                                                             ========       ========       ========       ========

                             See accompanying notes.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

   The notes and accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year- end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-27558).

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

  Short-term investments consist of U.S. government securities, certificates of deposit and commercial paper with original maturities between three and twelve months. At September 30, 1999, the Company's available-for-sale securities had contractual maturities that expire at various dates through April 2000. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At September 30, 1999 and December 31, 1998, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        GROSS
                                                                                      UNREALIZED
                                                                                       HOLDING
                                                                       AMORTIZED        GAINS          FAIR
                                                                          COST         (LOSSES)        VALUE
                                                                        --------       --------       -------
                                                                                    (in thousands)
    September  30, 1999
       Available-for-sale securities
       U.S. government and agency securities (average
         maturity of 4.0 months) .................................      $ 17,471            (31)      $17,440
       Commercial paper (average maturity of 3.0
         months) .................................................        13,527              5        13,532
                                                                        --------       --------       -------
                                                                        $ 30,998            (26)      $30,972
                                                                        ========       ========       =======


    December 31, 1998
       Available-for-sale securities
       U.S. government and agency securities (average
         maturity of 4.4 months) .................................      $ 31,767            105       $31,872
       Certificates of deposit (average maturity of 3.8
         months) .................................................         2,999           --           2,999
       Commercial paper (average maturity of 4.6
         months) .................................................         1,470              1         1,471
                                                                        --------       --------       -------
                                                                        $ 36,236            106       $36,342
                                                                        ========       ========       =======

(5) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                       DECEMBER 31,  SEPTEMBER 30,
                                           1998          1999
                                          ------        ------
                                             (in thousands)
    Raw material and work-in-process      $1,680        $2,197
    Finished goods .................       2,293         2,312
                                          ------        ------
                                          $3,973        $4,509
                                          ======        ======


(6) Net Income (Loss) Per Common Share

  The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and potential common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income
(loss) by weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. For the three and nine months ended September 30, 1998, net loss per diluted share is based on weighted average common shares and excludes any common stock equivalents as they would be anti-dilutive due to the reported loss. The following table provides a reconciliation of the denominators used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 1998 and 1999.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ---------------------         ---------------------
                                                        1998           1999           1998           1999
                                                       ------         ------         ------         ------
Basic weighted average common shares
 outstanding .................................         17,643         17,900         17,604         17,843
Dilutive effect of assumed exercise of
 stock options ...............................           --              913           --              710
                                                       ------         ------         ------         ------
Weighted average common shares
 outstanding assuming dilution ...............         17,643         18,813         17,604         18,553
                                                       ======         ======         ======         ======


  Diluted weighted average shares outstanding excludes 1,887,883 and 6,903 potential common shares from stock options outstanding for the three months ended September 30, 1998 and 1999, respectively, and 1,306,410 and 290,256 potential common shares from stock options and warrants outstanding for the nine months ended September 30, 1998 and 1999, as their effect would be anti-dilutive.

(7) Reporting Comprehensive Income

   The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other non owner changes in equity including such items as unrealized holding gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive income
(loss) for the three months ended September 30, 1998 and 1999 was ($1,160,000) and $1,002,000 respectively, and for the nine months ended September 30, 1998 and 1999 was ($15,392,000) and $2,846,000 respectively.


(8) Legal Proceedings

  On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. ("AutoCyte") in the United States District Court for the District of Delaware. On that same day, the Company filed a Motion for a Preliminary Injunction in the matter. In addition to seeking preliminary and permanent injunctions to stop AutoCyte from infringing Cytyc's patent, the Company seeks damages. AutoCyte has answered the Complaint in the lawsuit and has asserted counterclaims seeking a judgment declaring that the patent at issue is invalid and unenforceable and not infringed by AutoCyte. The lawsuit is in the early stages of discovery.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep(R) System consists of the ThinPrep(R) 2000 Processor and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep 2000 Processor and related reagents for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep 2000 System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV I DNA Assay of Digene Corporation. In March 1999, the FDA approved the use of Hybrid Capture II DNA Assay from a single vial of patient specimen collected in ThinPrep solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. During the third quarter of 1999, the Company completed clinical trials for the ThinPrep(R) 3000 Processor, the Company's next-generation processor, and submitted a supplemental PMA application to the FDA in October 1999. Also in July 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep Imaging System(TM) to aid in cervical cancer screening and has since accelerated its product development activities.

  Since inception, the Company has incurred substantial operating losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company may experience losses in the future as it expands its domestic and international marketing and sales activities, and continues its new product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company's products continue to gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and international sales and distribution networks, the timing and level of reimbursement for the ThinPrep System by third-party payors, and other factors, many of which are outside the Company's control.

  The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed automated customized equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System.

  The cost per ThinPrep Pap Test, plus a laboratory mark-up, is generally billed by laboratories to third-party payors and results in a higher amount for the ThinPrep(R) Pap Test/TM/ than the current billing for conventional Pap tests. Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations and Medicare and Medicaid. In the United States, the current rate of reimbursement to laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from approximately $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement. Although many health insurance companies have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.

  In the past, the Company has offered discounts to laboratory customers to stimulate demand for the ThinPrep System and may elect to do so in the future, which discounts could have a material adverse effect on the Company's business, financial condition and results of operations.

  Since January 1, 1998, the Company's laboratory customers have been able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the USHCFA (United States Health Care Financing Administration) using a Common Procedure Technology ("CPT") code specifically for liquid-based monolayer cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association, and are used in the submission of claims to third-party payors for reimbursement for medical services. The single CPT code replaced the non-specific, two-code description used for the ThinPrep Pap Test during 1997 and is expected to facilitate reimbursement to the Company's laboratory customers for their use of the ThinPrep Pap Test. Initial delays in the implementation of the new CPT code by third-party payors, however, resulted in delayed reimbursement to the Company's laboratory customers in the first half of 1998. As a result, the Company believes that orders for ThinPrep Pap Tests during the first half of 1998 were reduced, delayed or eliminated.

  The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the new CPT code. As of September 30, 1999, based on information provided to the Company, the Company believes that all of the 159 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

  The Company expects to continue its significant expenditures for marketing, sales and customer support activities of the ThinPrep System for cervical cancer screening. During 1997, the Company entered into a co-promotion agreement with Mead Johnson & Company ("Mead Johnson"), a division of Bristol-Myers Squibb Company, to promote the ThinPrep Pap Test to obstetricians and gynecologists in the United States. The Mead Johnson agreement expired on December 31, 1998; however, Mead Johnson will receive a residual payment in February 2000 based on a percentage of certain 1999 product sales. In January 1999, the Company announced its intention to employ 75 additional direct sales personnel to promote its products directly to physicians. As of September 30, 1999, all 75 of such sales personnel had been employed or otherwise engaged by the Company. There can be no assurance that the Company's current and planned marketing, sales and customer support activities will result in increased net sales, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

  The Company expects to increase its expenditures for research and development to fund development of the ThinPrep Imaging System, as well as follow-on products and additional applications of ThinPrep technology. The Company also expects to continue to incur expenses for administrative activities, principally for the employment of personnel, and professional fees.


RESULTS OF OPERATIONS

 Three Months Ended September 30, 1999 and 1998

  Net sales increased to $21.3 million in the third quarter of 1999 from $12.3 million for the same period of 1998, an increase of 73%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $17.5 million in the third quarter of 1999 from $9.4 million for the same period of 1998, an increase of 85%, and the gross margin increased to 82% in the third quarter of 1999 from 77% for the same period of 1998. Management attributes the increase in gross margin in 1999 primarily to increased sales of the higher gross margin ThinPrep Pap Test in the United States as compared to domestic sales of the ThinPrep 2000 Processor or international sales of either tests or processors.

  Total operating expenses increased to $17.3 million in the third quarter of 1999 from $11.6 million for the same period of 1998, an increase of 49%. Research and development costs increased to $4.2 million in the third quarter of 1999 from $2.0 million for the same period of 1998, an increase of 113%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities and to a lesser extent clinical trials for the ThinPrep 3000 Processor. The Company expects that research and development expenses will increase in the succeeding quarters as a result of the development costs for the imaging system. Sales, marketing and customer support costs increased to $11.8 million in the third quarter of 1999 from $8.4 million for the same period of 1998, an increase of 41%. This increase reflects expenses associated with the employment of additional direct sales personnel and commissions related to increased sales and to a lesser extent additional travel and sales meetings. The Company expects that selling and marketing costs will increase in succeeding quarters as a result of increased expenditure for personnel, marketing programs and commissions expense which increases with sales. General and administrative costs were approximately flat at $1.2 million in the third quarter of 1999 and for the same period of 1998. During the third quarter of 1999, the Company revised its estimate and reversed $700,000 in legal expenses which had been accrued for certain litigation which was favorably settled during the second quarter of 1999, with all related efforts and costs completed in the third quarter. Excluding the reversal, general and administrative expenses would have increased 63% primarily as a result of building facilities costs allocated to general and administrative departments.

  Net interest income for the quarters ended September 30, 1999 and 1998 was essentially unchanged.


 Nine Months Ended September 30, 1999 and 1998

  Net sales increased to $56.4 million in the first nine months of 1999 from $29.6 million for the same period of 1998, an increase of 90%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $45.1 million in the first nine months of 1999 from $22.0 million for the same period of 1998, an increase of 105%, and the gross margin increased to 80% in the first nine months of 1999 from 74% for the same period of 1998. Management attributes the increase in gross margin in 1999 primarily to increased sales of the higher gross margin ThinPrep Pap Test in the United States as compared to domestic sales of the ThinPrep 2000 Processor or international sales of either tests or processors.

  Total operating expenses increased to $46.2 million in the first nine months of 1999 from $40.6 million for the same period of 1998, an increase of 14%. Research and development costs increased to $9.8 million in the first nine months of 1999 from $6.1 million for the same period of 1998, an increase of 60%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities. Sales, marketing and customer support costs increased to $31.7 million in the first nine months of 1999 from $27.3 million for the same period of 1998, an increase of 16%. This increase relates to expenses associated with additional direct sales personnel costs and increased commissions expense for direct selling and Mead Johnson residual payments accrued for 1999 sales. General and administrative costs decreased to $4.7 million in the first nine months of 1999 from $7.2 million for the same period of 1998, a decrease of 35%, primarily due to decreased legal expenses associated with litigation. During the third quarter of 1999, the Company revised its estimate and reversed $700,000 in legal expenses which had been accrued for certain litigation which was favorably settled during the second quarter of 1999, with all related efforts and costs completed in the third quarter. Excluding the reversal, general and administrative expenses would have decreased 25% due to decreased legal expenses.

  Net interest income decreased to $2.8 million in the first nine months of 1999 from $3.3 million for the same period of 1998, a decrease of 15%, due to both a decrease in the average cash balances available for investment and lower interest rates. The Company recorded $1.1 million in other income during the first nine months of 1999 resulting from favorable settlement of certain litigation.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $78.1 million as of September 30, 1999. The Company has funded its operations primarily through the private placement and public sale of equity securities aggregating $165.4 million, net of offering expenses. At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $70.5 million. For the nine months ended September 30, 1999, cash provided by the Company's operations was $1.2 million compared to $14 million in cash used by the Company's operations for the same period in 1998, primarily as a result of net income generated in the 1999 period as compared to a net loss in 1998.

  Net accounts receivable increased by $7.4 million to approximately $19.8 million during the first nine months of 1999 which was due to a significant growth in sales during the first nine months of the year.

  Net inventories increased to $4.5 million from $3.9 million during the first nine months of 1999 which was primarily due to increased raw material purchases for planned sales growth.

  The Company's capital expenditures for the nine months ended September 30, 1999 were $2.9 million compared to $3.8 million during the same period in 1998. The reduction was due primarily to the purchase of automated customized manufacturing equipment which occurred in 1998.

  The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening and additional applications of its ThinPrep technology. The Company's liquidity and capital requirements will also depend upon the progress of the Company's research and development programs to develop follow-on products including the ThinPrep 3000 Processor and ThinPrep Imaging System, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing and manufacturing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with any existing or future litigation. See "Legal Proceedings." There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.


YEAR 2000 READINESS DISCLOSURE AND RELATED INFORMATION

  Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. In addition, the year 2000 is a special case leap year. The consequences of this issue may include systems failures and business process interruption to the extent companies fail to upgrade, replace or otherwise address year 2000 problems. The year 2000 problem may also result in additional business and competitive differentiation. The Company has completed its assessment of the potential impact of the year 2000 issue on the Company's products and systems and on its third-party suppliers, payors and laboratory customers, and has taken steps to minimize the effects of any such impact.

  The Company believes that it has three general areas of potential exposure with respect to the year 2000 problem: (1) software integral to the operation of the Company's own products; (2) software used in the Company's internal information systems, financial and accounting systems, manufacturing systems, and other administrative functions; and (3) the effects of third party year 2000-related compliance efforts on the Company's business with such third parties. The Company established a task force composed of experienced personnel from technical operations, information systems, legal and finance functional areas and has evaluated its year 2000 readiness with respect to these areas of potential exposure, which evaluation included the following phases: (i) identification of all potentially affected products, hardware, systems and third party compliance efforts; (ii) assessment of any repair or replacement requirements; (iii) conducting any necessary repairs or replacements; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures.

  The first type of potential year 2000 exposure for the Company relates to software and/or hardware used in the Company's ThinPrep Processors. The Company has completed an assessment of its ThinPrep 2000 Processor and, based on this assessment, has determined that it is year 2000 compliant due to the fact that the system does not have any software or hardware time or calendar functions available in its design. The Company has also assessed the year 2000 compliance of its next-generation product, the ThinPrep 3000 Processor, which was submitted to the FDA for approval in October 1999. As a result of this assessment, the Company believes that the ThinPrep 3000 Processor will be year 2000 compliant upon its initial release to the market.

  The second type of potential year 2000 exposure for the Company relates to software applications used in the Company's internal information systems, financial and accounting systems, manufacturing processes, and other administrative functions. The Company has conducted a review of its internal computer software and systems to determine the extent to which the Company's internal systems may be adversely affected by the onset of the year 2000. The Company believes that it has identified all of its systems which require updates in order to become year 2000 compliant. The Company has implemented, tested and validated all existing system updates and will continue this process with any new system updates it receives. The Company has also established a procurement process intended to ensure that all new software and hardware systems are year 2000 compliant. Based on its assessment to date, and the identified corrective actions and validation testing, the Company believes that it will not experience material disruption as a result of year 2000 issues with respect to its internal information systems, financial and accounting systems, manufacturing processes, and other administrative functions. The Company is also in the process of finalizing a year 2000 contingency plan for all mission critical systems. The plan includes an assessment of possible contingencies and responsive remediation plans if any of these systems are determined to have year 2000 issues.

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

  To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. The costs incurred by the Company through the first nine months of fiscal 1999 to address year 2000 compliance efforts were approximately $34,000. The Company estimates it will incur up to approximately $10,000 during the remainder of fiscal 1999 to support its compliance initiatives. Most of the Company's expenses have been, and in the future are expected to be, related to the opportunity cost of time spent by employees of the Company evaluating year 2000 compliance matters in general and outside consulting to review the Company's year 2000 program. Because the Company's year 2000 compliance efforts are ongoing, however, the actual costs to the Company of its efforts to address year 2000 issues are not presently known, and there can be no assurance that such costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

  A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company derived approximately 3% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro for the first nine months of 1999 which was billed in local currencies. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.


CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

  The Company does not provide financial performance forecasts. The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, availability of reimbursement for the Company's product, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of market acceptance and the additional cost related thereto, a limited number of customers and a lengthy sales cycle, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, CPT code implementation delays and delays in reimbursement, risks associated with potential year 2000 software disruptions involving the products and systems of the Company and certain third party customers, suppliers and payors of the Company, a limited operating history, risks associated with commercialization, a history of losses, potential fluctuations in future quarterly results, intense competition, risks associated with the Euro conversion, potential liabilities and costs associated with any existing or future litigation, limited manufacturing experience, uncertainty of additional applications and dependence on single source suppliers. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, financial condition and results of operations. Because of these and other factors, past financial performance should not be considered an indication of future performance.


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

  Primary Market Risk Exposures. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's business outside the United States is conducted in local currency transactions. The Company has no foreign exchange contracts, option contracts, or other foreign hedging arrangements. However, the Company estimates that any market risk associated with its foreign operations is not significant and is unlikely to have a material adverse effect on the Company's business, financial condition and results of operations.



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

  On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. ("AutoCyte") in the United States District Court for the District of Delaware. On that same day, the Company filed a Motion for a Preliminary Injunction in the matter. In addition to seeking preliminary and permanent injunctions to stop AutoCyte from infringing Cytyc's patent, the Company seeks damages. AutoCyte has answered the Complaint in the lawsuit and has asserted counterclaims seeking a judgment declaring that the patent at issue is invalid and unenforceable and not infringed by AutoCyte. The lawsuit is in the early stages of discovery.


Item 5.  Other Information.
         -----------------

  Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the 2000 annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 7, 1999. The Company's by-laws establish an advance notice procedure with regard to proposals that stockholders otherwise desire to introduce at the annual meeting without inclusion in the Company's proxy statement for that meeting. Written notice of such stockholder proposals for the next annual meeting of the Company must be received by the Secretary of the Company at the Company's principal executive offices not later than the close of business on December 7, 1999 and must not have been received earlier than the close of business on November 7, 1999 in order to be considered timely, and must contain specified information concerning the matters proposed to be brought before such meeting and concerning the stockholder proposing such matters. The matters proposed to be brought before the meeting also must be proper matters for stockholder action.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

      (a)  Exhibits
           --------

           27    Financial Data Schedule

      (b)  Reports on Form 8-K
           -------------------

           There were no reports on Form 8-K filed by the Company for the quarter ended September 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CYTYC CORPORATION



Date:   November 12, 1999            By: /s/ Joseph W. Kelly
                                         -------------------------------------
                                         Joseph W. Kelly
                                         Vice President, Chief Financial
                                           Officer and Treasurer
                                        (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX


Exhibit
 Number        Description                                                 Page
 ------        -----------                                                 ----

  27           Financial Data Schedule                                      18