Form 10-K
period 1999-12-31
CYTYC CORP
filed 2000-03-30
CIK 849778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934. [Fee Required]

              For the Fiscal Year Ended: December 31, 1999
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934. [No Fee Required]

              For the transition period from       to

                        Commission File Number: 0-27558

                               CYTYC CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                               02-0407755
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

               85 Swanson Road,                              01719
           Boxborough, Massachusetts                       (Zip Code)
    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (978) 263-8000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 22, 2000 (based on the closing price as quoted by The Nasdaq Stock Market as of such date) was $1,589,548,275. As of March 22, 2000, 36,332,532 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.   Business

The Company

     Cytyc Corporation (the "Company") designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The Company's ThinPrep(R) System allows for the automated preparation of cervical cell specimens on microscope slides for use in cervical cancer screening, as well as for the automated preparation of other cell specimens on microscope slides for use in non-gynecological testing applications. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting Low Grade Squamous Intraepithelial Lesions ("LGSIL") and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. The Company believes that the ThinPrep System improves accuracy in the detection of cervical cancer and precancerous lesions by making the slide more representative of the patient's clinical condition, improving preservation of the sample, standardizing the presentation of cells on the slide, and reducing the presence of mucus, blood and other obscuring debris. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using a third party's Hybrid Capture HPV DNA Assay. In March 1999, the FDA approved the use of Hybrid Capture II DNA Assay from a single vial of patient specimen collected in ThinPrep Solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. During the third quarter of 1999, the Company completed clinical trials for the ThinPrep(R) 3000 Processor, the Company's next-generation processor, and submitted a supplemental PMA application to the FDA in October 1999. In July 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep(R) Imaging System(TM) to aid in cervical cancer screening and has since accelerated product development activities for this system.

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

 False Negative Diagnoses

     The limitations of the conventional Pap smear method in sample collection slide preparation and interpretation result in a substantial number of inaccurate test results in the form of false negative diagnoses. A false negative diagnosis may allow the disease to progress to a later-stage of development before being detected, thereby requiring a more expensive and invasive course of treatment and diminishing the likelihood of successful treatment. Reports of the false negative rate of the Pap test vary widely, between 5% and 55%. Past studies have suggested that approximately 50% of false negative diagnoses are attributable to inadequacies in sample collection and slide preparation and approximately 50% are attributable to slide interpretation errors. The most comprehensive literature survey to date was recently published by the Agency for Health Care Policy and Research (AHCPR), a division of the U.S. Department of Health and Human Services. The "Evaluation of Cervical Cytology" evidence report concluded that the false negative rate for the conventional Pap smear is approximately 49% and that about two-thirds of false negatives are due to sampling error and the remaining one-third due to detection error.

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

     The ThinPrep System, which was cleared for marketing as a replacement for the conventional Pap smear method for cervical cancer screening by the FDA on May 20, 1996, consists of the ThinPrep(R) 2000 Processor and related disposable reagents, filters and other supplies. The ThinPrep System is designed to reduce the incidence of false negative diagnoses, improve slide quality, reduce inconclusive SBLBs and enable a single sample to be used for additional diagnostic testing. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. This expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. In February 1997, the Company received FDA approval of the Company's supplemental PMA application for the use of a combination of an endocervical brush and spatula sampling devices, a commonly used method of collecting samples for conventional Pap smears. In September 1997, the FDA approved the Company's supplemental PMA application for the testing for HPV directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of a third party. In March 1999, the FDA approved the use of Hybrid Capture II Assay from a single vial of patient specimen collected in ThinPrep solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. During the third quarter of 1999, the Company completed clinical trials for the ThinPrep 3000 Processor, the Company's next-generation processor, and submitted a supplemental PMA application to the FDA in October 1999. In July 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep Imaging System to aid in cervical cancer screening and has since accelerated product development activities of this system.

     The ThinPrep process begins with the patient's cervical sample being taken by the physician using a cervical sampling device which, rather than being smeared on a microscope slide, is rinsed in a vial filled with the Company's proprietary PreservCyt(R) Solution. This enables virtually all of the patient's cell sample to be preserved before the cells can be damaged by air drying. The ThinPrep specimen vial is then labeled and sent to a laboratory equipped with a ThinPrep 2000(R) Processor for slide preparation and screening.

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

Clinical Trial Results

     In October 1995, the Company completed the clinical trial used to support its PMA application, which was a blinded, split-sample study performed at six clinical sites in the United States, including three screening centers and three hospital sites. A total of 6,747 patients were included. The study compared the effectiveness of the ThinPrep System to the conventional Pap smear method for the detection of precancerous lesions of the cervix. Specimen adequacy was also compared.

     The results from the three screening centers indicated a 65% improvement in the detection of disease, while in the three hospital sites in which patients had historically exhibited high prevalence rates of cervical abnormalities, the ThinPrep method demonstrated a 6% improvement. In May 1996, based on the clinical trial results, the Food and Drug Administration (FDA) approved the ThinPrep 2000 System as a replacement for the conventional Pap smear method in screening for the presence of atypical cells, cervical cancer, and its precursor lesions. After further analysis of the clinical trial data, in November 1996, the FDA cleared expanded product labeling for the ThinPrep System to include that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. The FDA also cleared expanded product labeling for the ThinPrep System to include that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method.

     Since FDA approval in May of 1996, a number of studies have been published or presented that evaluate the ThinPrep Pap Test in direct-to-vial, routine clinical use. To date, more than 20 major studies evaluating the performance of the ThinPrep Pap Test have been published in peer-review journals. The studies have included more than 300,000 patients in the ThinPrep Pap Test cohort and have been conducted in every region of the United States, as well as Europe, Asia, Africa and Australia. These studies consistently demonstrate a wide range of benefits of the ThinPrep Pap Test including increased disease detection, reduction of equivocal diagnoses, improved specimen adequacy and cost effectiveness.

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

     In addition to its direct sales efforts during 1997 and 1998, the Company entered into an agreement with Mead Johnson and Company ("Mead Johnson") a division of Bristol-Meyers Squibb Company, to build a joint sales force of approximately 500 sales representatives to co-promote the ThinPrep Pap Test directly to over 15,000 obstetricians and gynecologists throughout the United States. The Company's agreement with Mead Johnson expired in December 1998. Mead Johnson received a residual payment in February 2000, based upon 1999 sales of the ThinPrep System. The Company has also entered into agreements with large clinical laboratory companies with a network of laboratories across the United States. The clinical laboratory companies have worked with the Company on marketing and sales programs, which generally involve joint marketing geared toward promoting the Company's products to physicians and third-party payors.
In January 1999, the Company announced its intention to employ 75 additional direct sales personnel to promote its products to physicians. As of January 2000, all 75 of such sales personnel had been employed by the Company.

     Following the initial market launch of the ThinPrep product in the United States, the Company has more recently initiated its marketing and sales efforts in Europe and Asia Pacific. The Company established subsidiaries in Switzerland and Australia in 1997, and in France and Italy in 1998 and in Canada and the United Kingdom in 1999, to handle sales, service, training and distribution to clinical laboratories. The Company's strategy is to establish a worldwide selling channel appropriate for developing an international customer-base, taking into consideration factors such as government regulations, screening cycles and clinical practices of the particular country or region. The Company is also evaluating the use of direct and indirect international sales channels, including contract sales organizations, distributors and marketing partners.

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

     In the United States, the current rate of reimbursement to laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from approximately $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement. The cost per ThinPrep Pap Test, plus a laboratory mark-up, is billed by laboratories to third-party payors or patients and typically results in a higher cost than the current charge for conventional Pap tests. The Medicare Balanced Budget Refinement Act (P.L.106-
113) has established a national minimum payment amount of $14.60 for a diagnostic or screening pap smear laboratory test performed in 2000 (including all cervical cancer screening technologies that have been approved by the Food and Drug Administration as a primary screening method for detection of cervical cancer). This amount is to be adjusted annually. Stated in this legislation is a "Sense of Congress - It is the sense of the Congress that -

     (1) the Health Care Financing Administration has been slow to incorporate or provide incentives for providers to use new screening diagnostic health care technologies in the area of cervical cancer;

     (2) some new technologies have been developed which optimize the effectiveness of pap smear screening; and

     (3) the Health Care Financing Administration should institute an appropriate increase in the payment rate for new cervical cancer screening technologies that have been approved by the Food and Drug Administration and that are significantly more effective than a conventional pap smear."

     Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. In 1997, the United States Healthcare Financing Administration ("USHCFA") determined that Medicare would cover the ThinPrep Pap Test. Because the ThinPrep Pap Test is a new test, the USHCFA did not assign a reimbursement level for the procedure, but instead allows Medicare intermediaries at the state level to "gap fill" or reimburse for the procedure based on the laboratory billing they receive. Although a number of managed care organizations have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that healthcare providers or clinical laboratories will use the ThinPrep

System for cervical cancer screening in lieu of the conventional Pap smear method. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. In February 1998, the BlueCross BlueShield Association's Technology Evaluation Center announced results of a recent review of three new cervical cancer screening technologies, including the ThinPrep Pap Test, with respect to cost-effectiveness. Although the review concluded that such technologies offered only modest improvement, the Company believes that the study did not consider certain cost advantages inherent in using the ThinPrep System. The study's conclusions are not binding and do not represent a national coverage or reimbursement decision by the Blue Cross and Blue Shield organizations. The Company estimates that approximately one half of the existing Blue Cross and Blue Shield Plans currently cover the ThinPrep Pap Test. Although the Company believes that to date the review has not caused any significant change in the decision of Blue Cross and Blue Shield plans currently reimbursing laboratories for the ThinPrep Pap Test, there can be no assurance that the review will not lead to adverse reimbursement decisions by Blue Cross, Blue Shield plans or others. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by healthcare providers and the payor's determination that the use of the ThinPrep System represents a clinical advance compared to current technology and is safe and effective, medically necessary, appropriate for specific patient populations and cost-effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process, which requires the Company to provide scientific and clinical data to support the use of the ThinPrep System to each payor separately. There can be no assurance that third-party reimbursement will be or remain available for the ThinPrep System or any other products that may be developed by the Company, or that such third-party reimbursement will be adequate.

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

     The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate implementation and reimbursement under the new CPT code. As of December 31, 1999, based on information provided to the Company, the Company believes that substantially all of the 190 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third-party payors in the United States. There can be no assurance, however, that the new CPT code will be successfully implemented by additional third-party payors, that any reimbursement delays will be successfully reduced, or that reimbursement levels under the new CPT code will be adequate.

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

Manufacturing

     During 1999, the Company manufactured its ThinPrep 2000 Processors and filters and purchased related disposable reagents and supplies from third parties. In January 2000, the Company acquired Acu-Pak, Inc. ("Acu-Pak"), a contract packager in Londonderry, New Hampshire that was manufacturing, filling vials containing and distributing the Company's solutions for all of its ThinPrep line of products. The Company currently leases approximately 97,000 square feet of commercial space in Boxborough, MA and believes that its existing facility, along with the Acu-Pak production facility consisting of approximately 45,000 square feet of commercial space, are adequate to meet the existing production requirements for the ThinPrep System.

     The Company has further expanded its manufacturing capacity by adding approximately $2.2 million of additional automated equipment, which was installed in early 1999. Of this amount, approximately $1.7 million was paid in 1998 and approximately $0.5 million was paid in 1999.

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

Research and Development

     The Company's research and development strategy is to continue to develop innovative medical diagnostic applications of the ThinPrep technology and to continue to enhance the ThinPrep System. The Company has established a program to further enhance and automate the ThinPrep Processor. The Company's next generation instrument, the ThinPrep(R) 3000 Processor, was designed to provide batch processing and walk-away capability by increasing capacity to 80 sample vials and more fully automating the slide preparation process. In October 1999 the Company completed clinical trials using the automated ThinPrep 3000 Processor and submitted a supplemental PMA application to the FDA. Although the Company anticipates that the ThinPrep 3000 Processor will be commercially available during 2000, there can be no assurance that the ThinPrep 3000 will receive necessary regulatory approvals or be successfully commercialized.

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

     In July 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep Imaging System to aid in cervical cancer screening and has since accelerated its product development activities. There can be no assurance that the Company will obtain necessary regulatory approvals or successfully develop such imaging technology.

     The Company's expenditures for research and development (which includes clinical trials, regulatory affairs and engineering) were approximately $6.0 million, $8.4 million, and $13.4 million for the years ended December 31, 1997, 1998, and 1999, respectively.

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

     The ThinPrep System for cervical cancer screening received PMA approval in May 1996. The Company anticipates that other proposed uses for the ThinPrep System may require approval of a PMA supplement or a new PMA application. Although the Company has developed and submitted to the FDA its next-generation ThinPrep 3000 Processor and is currently developing its ThinPrep Imaging System, neither product has received regulatory approval to date. There can be no assurance that such approvals will be obtained on a timely basis, or at all.

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

     In April 1999, the U.S. Food and Drug Administration (FDA) ruled on the petitions objecting to the approval of the ThinPrep Pap Test. In a letter
addressed to petitioners, and copied to Cytyc, the FDA concluded:   "It would
serve no useful purpose to convene an advisory committee of experts to consider the objections raised in the petitions." The FDA addressed each of a total of 10 objections raised by the seven petitioners. In each instance, the agency concluded that there was no justification for review.

     The ThinPrep System is, and any other products manufactured or distributed by the Company pursuant to an approved PMA application or supplements will be, subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experience with the use of the device, postmarket surveillance, postmarket registration and other actions as deemed necessary by the FDA. The Company is also subject to FDA inspection for compliance with regulatory requirements. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by the Company and any of its distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect the Company's ability to market or sell the ThinPrep System.

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

Patents, Trademarks, Copyrights, Licenses and Proprietary Rights

     The Company relies on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company pursues patent protection in the United States and files corresponding patent applications in certain foreign jurisdictions. The Company holds fourteen issued United States patents, seven pending United States patent applications, and corresponding foreign patents or patent applications relating to various aspects of its ThinPrep technology. There can be no assurance, however, that pending patent applications will ultimately issue as patents or that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempts to redesign its products or processes to avoid infringement.

The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the obligations of employees of the Company and third parties with whom the Company has entered into confidentiality agreements to maintain the confidentiality of such trade secrets and proprietary information, will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that technology similar to the Company's will not be independently developed by the Company's competitors. In addition, the Company is the exclusive perpetual worldwide licensee of certain patented technology from DEKA for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. The Company is obligated to pay royalties equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products which are used in the ThinPrep System, and improvements made by the Company relating to such items. The license provides that it may only be terminated (1) by mutual written consent of both parties or (ii) by DEKA on written notice to the Company in the event that the license is assigned to other than a single acquiror without the consent of DEKA. Failure by the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also holds unregistered copyrights on documentation and operating software developed by it for the ThinPrep System. There can be no assurance that any copyrights owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors. Litigation may be necessary to defend against claims of infringement, or to enforce patents, copyrights, trademarks or trade secrets of the Company which could result in substantial cost to, and diversion of effort by, the Company. The Company is currently a party to a patent infringement lawsuit. See "Legal Proceedings". There can be no assurance that the Company will prevail in this, or any other, litigation. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

Competition

     The Company faces direct competition from a number of publicly-traded and privately-held companies, including other manufacturers of thin layer slide preparation systems. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. In addition, many of these companies may have established third-party reimbursement for their products. Several established medical device manufacturers produce thin layer slide preparation systems for use in non-gynecological testing applications, at least one of which has achieved brand-name recognition and significant penetration in the non-gynecological cytology market. In June 1999, AutoCyte, Inc., a competitor of the Company, received FDA approval to market its slide preparation system. In September 1999, AutoCyte, Inc. effected a merger with NeoPath, Inc., another competitor of the Company and a company that has received FDA approval for a computer imaging system for primary screening of Pap smears. The combined company was renamed TriPath Imaging, Inc. The development, FDA approval and commercial marketing of such systems for cervical cancer screening could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to direct competition, the Company faces indirect competition from companies which currently market imaging systems to initially evaluate conventional pap smears (primary screening method) or to reexamine or rescreen conventional Pap smears previously diagnosed as negative. The Company believes that these systems, as currently sold, could not be used with the ThinPrep System, and, therefore, if such systems are installed at or used by hospitals and reference laboratories, the Company's ability to market its products to such hospitals and laboratories could be materially adversely affected. The medical device industry is characterized by rapid product development and technological advances. The Company's products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, by technological advances of the Company's current or potential competitors or by other approaches. The Company competes on the basis of a number of factors, including manufacturing efficiency, marketing and sales capabilities and customer service and support, areas in which the Company currently has limited experience. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations.

Employees

     As of December 31, 1999, the Company employed 307 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

Item 2.  Properties

     The Company's executive offices and manufacturing operations are located in Boxborough, Massachusetts in a leased facility consisting of approximately 97,000 square feet. The lease of this facility has a term of seven years beginning November 1997, with an option to extend the term for an additional five years. In January 2000, as part of its acquisition of Acu-Pak, Inc., a contract packager in Londonderry, New Hampshire, the Company acquired approximately 2.7 acres of land and facilities. The Company believes that its facilities in Massachusetts and New Hampshire will satisfy its operational requirements for the foreseeable future.

Item 3.  Legal Proceedings

     On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. ("AutoCyte") in the United States District Court for the District of Delaware. On that same day, the Company filed a Motion for a Preliminary Injunction in the matter. On December 7, 1999, the Company voluntarily withdrew its Motion for a Preliminary Injunction. In addition to seeking a permanent injunction to stop AutoCyte from infringing the Company's patent, the Company seeks damages. AutoCyte has answered the Complaint in the lawsuit and has asserted counterclaims seeking a judgment declaring that the patent at issue is invalid and unenforceable and not infringed by AutoCyte. On March 10, 2000, AutoCyte filed a Motion for Summary Judgment of non-infringement. The lawsuit is in the early stages of discovery.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 1999.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
Matters

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "CYTC". The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for the Common Stock of the Company on The Nasdaq Stock Market, as adjusted to reflect the two-for-one stock split in the form of a stock dividend paid in January 2000 to holders of record of the Company's Common Stock on January 14, 2000. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                            High        Low
                                                            ----        ---
     1998:
        First Quarter................................      $13.94     $ 9.53
        Second Quarter...............................       12.75       5.88
        Third Quarter................................       10.25       3.69
        Fourth Quarter  .............................       13.63       3.72
     1999:
        First Quarter................................      $13.00     $ 5.00
        Second Quarter...............................       12.25       6.94
        Third Quarter................................       20.19       9.60
        Fourth Quarter...............................       31.16      14.63
     2000:
        First Quarter (through March 22, 2000).......      $57.75     $38.50

     On March 22, 2000, the last reported sales price of the Common Stock on The Nasdaq National Market was $43.75 per share. As of March 22, 2000, there were approximately 254 holders of record of the Common Stock.

     For the year ended December 31, 1999, no shares of Common Stock were sold which were not registered under the Securities Act.

     The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

     In December 1999, the Company announced that its Board of Directors approved a two-for-one split of the Company's Common Stock. Payable in the form of a 100 percent stock dividend, all stockholders of record at the close of business on January 14, 2000 received one additional share for each share owned. The additional shares were distributed to stockholders on January 31, 2000. Upon completion of the stock split, the Company had approximately 36 million shares of Common Stock outstanding. All share numbers contained in this Report on Form 10-K, including the computations of basic and diluted net income (loss) per common share, have been adjusted for all periods presented to reflect the two-for-one stock split.

Item 6.   Selected Consolidated Financial Data

     The selected consolidated financial data set forth below for each of the years ended December 31, 1997, 1998 and 1999 and at December 31, 1998 and 1999 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein. The consolidated selected financial data for the years ended December 31, 1995 and 1996 and at December 31, 1995, 1996 and 1997 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP which are not included herein. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with Management's "Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                                          Year Ended December 31,
                                                                           -----------------------------------------------------
                                                                             1995       1996       1997       1998       1999
                                                                           ---------  ---------  ---------  ---------  ---------
Statements of Operations Data:                                                     (in thousands, except per share data)
Net sales..............................................................    $  4,273   $  8,198   $ 26,347   $ 44,264   $ 81,100
Cost of sales..........................................................       2,413      4,354      8,006     11,211     15,815
                                                                           --------   --------   --------   --------   --------
Gross profit...........................................................       1,860      3,844     18,341     33,053     65,285
                                                                           --------   --------   --------   --------   --------
Operating expenses:
    Research and development...........................................       3,908      4,689      6,048      8,419     13,372
    Sales and marketing................................................       2,582      9,918     31,761     35,332     44,017
    General and administrative.........................................       1,532      3,314      7,746      8,372      6,765
                                                                           --------   --------   --------   --------   --------
        Total operating expenses.......................................       8,022     17,921     45,555     52,123     64,154
                                                                           --------   --------   --------   --------   --------
Income (loss) from operations..........................................      (6,162)   (14,077)   (27,214)   (19,070)     1,131
Other income, net......................................................         247      2,158      5,142      7,341      4,639
                                                                           --------   --------   --------   --------   --------
Income (loss) before provision for income taxes........................      (5,915)   (11,919)   (22,072)   (11,729)     5,770
Provision for income taxes.............................................          --         --         --         --        130
                                                                           --------   --------   --------   --------   --------
Net income (loss)......................................................    $ (5,915)  $(11,919)  $(22,072)  $(11,729)  $  5,640
                                                                           ========   ========   ========   ========   ========
Net income (loss) per common and potential common share (1):
    Basic..............................................................    $ ( 9.60)  $  (0.53)  $  (0.65)  $  (0.33)  $   0.16
                                                                           ========   ========   ========   ========   ========
    Diluted............................................................    $ ( 9.60)  $  (0.53)  $  (0.65)  $  (0.33)  $   0.15
                                                                           ========   ========   ========   ========   ========
Weighted average common and potential common shares outstanding (1):
    Basic..............................................................         616     22,384     33,786     35,286     35,782
    Diluted............................................................         616     22,384     33,786     35,286     37,510

Balance Sheet Data:                                                          1995       1996       1997       1998       1999
                                                                           --------   --------   --------   --------   --------
Cash, cash equivalents and short-term investments......................    $  7,902   $ 39,057   $ 85,402   $ 69,908   $ 70,368
Total assets...........................................................      11,025     50,183    108,377     97,737    112,328
Accumulated deficit....................................................     (35,188)   (47,107)   (69,179)   (80,908)   (75,268)
Total stockholders' equity.............................................       8,078     46,681     96,187     85,807     94,991

(1) See Note 2 in the notes to the consolidated financial statements for an explanation of the computation of basic and diluted per share data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep System consists of the Thin Prep 2000 Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received PMA approval from the FDA to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for HPV directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation. In March 1999, the FDA approved the use of Hybrid Capture II DNA Assay from a single vial of patient specimen collected in ThinPrep Solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. During the third quarter of 1999, the Company completed clinical trials for the ThinPrep(R) 3000 Processor, the Company's next-generation processor, and submitted a supplemental PMA application to the FDA in October 1999. Also in the third quarter of 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep Imaging System(TM) to aid in cervical cancer screening and has since accelerated its product development activities.

     In the past, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, ThinPrep 3000 Processor, and ThinPrep Imaging System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company may experience losses in the future as it expands its domestic and international marketing and sales activities and continues its product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company's products continue to gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and establishes its international sales and distribution networks, the timing and level of reimbursement for the ThinPrep System by third-party payors, and other factors, many of which are outside the Company's control.

     The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed automated customized equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System. In January 2000, the Company acquired approximately 2.7 acres of land and facilities of Acu-Pak, Inc., a contract packager in Londonderry, New Hampshire that was manufacturing, filling vials containing and distributing the Company's solutions for all of its ThinPrep line of products, for $6.0 million in cash. The Company will account for the acquisition as a purchase and will amortize goodwill associated with the purchase over seven years beginning in January 2000.

     The cost per ThinPrep(R) Pap Test(TM), plus a laboratory mark-up, is generally billed by laboratories to third-party payors and results in a higher amount for the ThinPrep Pap Test than the current billing for conventional Pap tests. Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations and Medicare and Medicaid. In the United States, the current rate of reimbursement to laboratories from managed care organizations and other third-party payors to screen conventional Pap smears ranges from approximately $6.00 to $36.00 per test, with $17.00 as the most common rate of reimbursement. Although many health insurance companies have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method.

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

     The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the new CPT code. As of December 31, 1999, based on information provided to the Company, the Company believes that all of the 190 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

     The Company expects to continue its significant expenditures for sales and marketing activities of the ThinPrep System for cervical cancer screening in 2000. During 1997, the Company entered into a co-promotion agreement with Mead Johnson to promote the ThinPrep Pap Test to obstetricians and gynecologists in the United States. The Mead Johnson agreement expired on December 31, 1998; however, Mead Johnson received a residual payment of approximately $1.6 million in February 2000 based on 1999 product sales. In January 1999, the Company announced its intention to employ 75 additional direct sales personnel to promote its products directly to physicians. As of January 2000, all 75 of such sales personnel had been employed by the Company. There can be no assurance that the Company's current and planned marketing, sales and customer support activities will result in increased net sales, that agreements with third parties will be successful, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

     The Company expects to increase its expenditures in 2000 for research and development to fund development of the ThinPrep Imaging System, as well as follow-on products and additional applications of ThinPrep technology.

Results of Operations

  Years Ended December 31, 1999 and December 31, 1998

     Net sales increased to $81.1 million in 1999 from $44.3 million in 1998, an increase of 83.2%. This increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $65.3 million in 1999 from $33.1 million in 1998, an increase of 97.5%, and the gross margin increased to 80.5% in 1999 from 74.7% in 1998. Management attributes the increase in gross margin in 1999 primarily to increased sales of the higher gross margin ThinPrep Pap Test in the United States compared to domestic sales of the ThinPrep 2000 Processor or international sales of either tests or processors.

     Total operating expenses increased to $64.2 million in 1999 from $52.1 million in 1998, an increase of 23.1%. Research and development costs increased to $13.4 million in 1999 from $8.4 million in 1998 an increase of 58.8%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities. Sales and marketing costs increased to $44.0 million in 1999 from $35.3 million in 1998, an increase of 24.6%. The increase reflects expenses associated with the employment of additional direct sales personnel, commissions related to increased sales and to a lesser extent additional travel and sales meetings. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditure for personnel, marketing programs and commissions expense, all of which increase with sales. General and administrative costs decreased to $6.8 million in 1999 from $8.4 million in 1998, a decrease of 19.2%. During the third quarter of 1999, the Company revised its estimate and reversed approximately $700,000 in legal expenses which had been accrued for certain litigation which was favorably settled during the second quarter of 1999, with all related efforts and costs completed in the third quarter. Excluding the reversal, general and administrative expenses would have decreased 10.8% due to decreased legal expenses associated with litigation. Interest income decreased to $3.8 million in 1999 from $4.3 million in 1998, a decrease of 11.7%, due to a decrease in the average cash balance available for investment. The Company recorded $1.1 million in 1999 and $3.1 million in 1998 as other income relating to the settlement of certain litigation. The Company also recorded $0.3 million in foreign currency transaction losses in 1999.

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

     Total operating expenses increased to $52.1 million in 1998 from $45.6 million in 1997, an increase of 14.4%. Research and development costs increased to $8.4 million in 1998 from $6.0 million in 1997, an increase of 39.2%, as a result of costs associated with the development of the ThinPrep 3000 instrument and other product development activities. Sales and marketing costs increased to $35.3 million in 1998 from $31.8 million in 1997, an increase of 11.2%. The increase in sales and marketing costs primarily reflects increased payments to Mead Johnson, employment of additional sales personnel in the United States and the additional sales and marketing costs related to the international launch of the ThinPrep Pap Test. General and administrative costs increased to $8.4 million in 1998 from $7.7 million in 1997, an increase of 8.1%, due to the employment of additional administrative personnel and legal expenses associated with certain litigation. Interest income decreased to $4.3 million in 1998 from $5.2 million in 1997, a decrease of 16.7%, due to a decrease in the average cash balance available for investment. The Company recorded $3.1 million in 1998 as other income relating to the settlement of certain litigation.

Liquidity and Capital Resources

     Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $75.3 million as of December 31, 1999. The Company has funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $170.3 million, net of offering expenses. At December 31, 1999, the Company had cash, cash equivalents and short-term investments of $70.4 million. Cash provided by the Company's operations was $1.7 million in 1999, primarily as a result of net income generated in 1999. Cash used in the Company's operations was $22.0 million and $12.8 million during 1997 and 1998, respectively, due primarily to operating losses in each year.

     The Company's capital expenditures for the years ended December 31, 1997, 1998 and 1999 were $1.7 million, $4.6 million, and $3.8 million respectively. The decrease in capital expenditures in 1999 as compared to 1998 was due primarily to the purchase of automated customized manufacturing equipment which occurred in 1998.

     Net accounts receivable increased by $9.8 million to approximately $22.4 million during 1999 as a result of significant sales growth in 1999. Net inventories increased approximately $1.5 million to $5.4 million from December 31, 1998 to December 31, 1999 due primarily to the production of the Company's second generation processor, the ThinPrep 3000, and the increased production due to planned sales growth of ThinPrep Pap Tests. Stockholders' equity increased approximately $9.2 million from December 31, 1998 to December 31, 1999 primarily due to net income of $5.6 million and proceeds from the exercise of stock options and warrants of $3.3 million.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening and additional applications of its ThinPrep technology. The Company's liquidity and capital requirements will also depend upon the progress of the Company's research and development programs to develop follow-on products including the ThinPrep 3000 Processor and ThinPrep Imaging System, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with existing or future litigation (see "Legal Proceedings"). There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Income Taxes

     We have net operating loss and research and development tax credit carryforwards for federal income tax purposes of approximately $59.1 million and $1.2 million, respectively, at December 31, 1999 that will expire at various dates through the year 2018 if not utilized.

     The net operating loss and research and development tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

Year 2000 Readiness Disclosure and Related Information

     Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. In addition, the year 2000 is a special case leap year. The consequences of this issue may include systems failures, data corruption and business process interruption to the extent companies fail to upgrade, replace or otherwise address year 2000 problems. The year 2000 problem may also result in additional business and competitive differentiation. Problems associated with the year 2000 problem may not become apparent until some time after January 2000.

     The Company has completed its assessment of the potential impact of the year 2000 problem on the Company's products, internal information systems and third-party suppliers, payors and laboratory customers, and has finalized a year 2000 contingency plan for all mission critical systems. The plan includes an assessment of possible contingencies and responsive remediation plans if any of these systems are determined to have year 2000 issues. The costs incurred by the Company through the end of fiscal 1999 to address year 2000 compliance efforts were approximately $40,000.

     On the basis of its assessment, the Company believes that all of its products are year 2000 compliant and that its internal information systems will not experience material disruption as a result of year 2000 issues. However, because of the many uncertainties associated with year 2000 compliance efforts by the Company's third-party payors, laboratory customers and suppliers and because any assessment by the Company of the year 2000 readiness of such third-party payors, laboratory customers and suppliers is necessarily based primarily on information provided by such parties, there can be no assurance that the impact on the Company of any resulting year 2000 disruptions with respect to such parties will not be material.

Certain Factors Which May Affect Future Results

     The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-K are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-K which are not strictly historical statements, including, without limitation, statements regarding management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, potential savings to the healthcare system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, financial conditions, and results of operations.

     The following discussion of the Company's risk factors should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.

     Dependence on Single Product.   Substantially all of the Company's revenues
to date have been derived from sales of its ThinPrep 2000 Processor and predecessor instruments, and related reagents, filters and other supplies for use in gynecological and non-gynecological testing applications. Although the Company has developed and submitted to the FDA its next-generation ThinPrep 3000 Processor and is currently developing its ThinPrep Imaging System, neither product has received regulatory approval to date. The Company's inability to successfully commercialize its current ThinPrep System for cervical cancer screening or to obtain adequate third-party reimbursement coverage, among other factors, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainty of FDA Approval. The manufacturer and sale of medical diagnostic devices intended for commercial use are subject to extensive governmental regulation in the United States and FDA approval is required before any United States commercial sales of such devices may commence. In 1999, the Company conducted clinical trials using its next-generation ThinPrep 3000 Processor and in October 1999 submitted a supplemental PMA application to the FDA. Also in 1999, the Company completed feasibility studies of its ThinPrep Imaging System. There can be no assurance that either product will receive necessary regulatory approvals on a timely basis, or at all.

     Uncertainty of Market Acceptance and Additional Cost. The Company's success and growth will depend on market acceptance of the ThinPrep System, including follow-on products and additional applications of ThinPrep technology, if any, for cervical cancer screening by healthcare providers, third-party payors and clinical laboratories. The laboratory cost of using the ThinPrep System for cervical cancer screening is higher than that of a conventional Pap smear. Due in part to increased competitive pressures in the healthcare industry to reduce costs, the Company's ability to gain market acceptance of the ThinPrep System for cervical cancer screening will depend on the Company's ability to demonstrate that the higher cost of using the ThinPrep System will be offset by a reduction in costs often associated with conventional Pap smears, including inaccurate diagnoses and the need for repeat Pap tests.

     Limited Marketing and Sales Experience.   Although the Company received
clearance from the FDA to market its ThinPrep System for cervical cancer screening on May 20, 1996, the Company initiated full-scale marketing and sales efforts for the ThinPrep System in United States beginning only in the first quarter of 1997. The

Company has depended on strategic marketing relationships with large clinical laboratories to effect commercial-scale marketing in the United States. In addition, in 1999 the Company hired 75 additional direct sales personnel to promote its products directly to physicians. There can be no assurance that such relationships or such personnel will succeed in promoting the ThinPrep System in the United States. The Company has limited experience in marketing and selling the ThinPrep System for cervical cancer screening, and no assurance can be given that its direct marketing and sales organization will succeed in promoting the ThinPrep System in the United States or internationally.

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

     Limited Operating History. The Company has a limited operating history and, to date, has focused on product development, clinical trials, obtaining regulatory approvals, the expansion of manufacturing facilities and the establishment of marketing and sales capabilities for its ThinPrep System for cervical cancer screening in the United States and abroad. The Company's future revenues and profitability are critically dependent on the Company's ability to successfully market and sell the ThinPrep System, including follow-on products and additional applications of ThinPrep technology, if any, for cervical cancer screening.

     Management of Growth. The Company has recently experienced rapid growth in the scope of its operations and facilities, the number of its employees and the geographic area of its operations. In addition, the Company recently completed its acquisition of Acu-Pak, a contract packager which was manufacturing, filling vials containing and distributing the Company's solutions for all of its ThinPrep line of products. Such activities may place a significant strain on the Company's managerial, operational and financial resources and systems. To manage its growth effectively, the Company will be required to continue to implement and improve additional management and financial systems and controls, and to expand, train and manage its employee base. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition may be materially adversely effected.

     Intense Competition. The Company faces direct competition from a number of publicly-traded and privately-held companies, including at least one other manufacturer of a thin-layer slide preparation system. The development,

FDA approval and commercial marketing of such systems for cervical cancer screening could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.

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

     Extensive Government Regulation. The manufacture and sale of medical diagnostic devices are subject to extensive government regulation in the United States and in other countries. The process of obtaining FDA and other required regulatory approvals can be time-consuming, expensive and uncertain, frequently requiring several years from the commencement of clinical trials to the receipt of regulatory approval. After approval, the Company and its medical products remain subject to pervasive regulation and FDA inspection for compliance with regulatory requirements. In July 1997, several petitions were filed requesting that the FDA review the PMA approval granted to the ThinPrep System. The petitions were filed pursuant to a provision of the FDC Act permitting any interested party to initiate a process by which the FDA may review an approval order and may issue an order affirming, reversing or modifying the approval. To the Company's knowledge, the FDA has conducted a review pursuant to this provision only twice since the enactment of the Medical Device Amendments of 1976. The Company responded to the petitions by submitting comments in December 1997 arguing that the FDA should deny them. In April 1999, the U.S. Food and Drug Administration (FDA) ruled on the petitions objecting to the approval of the ThinPrep Pap Test. In a letter addressed to petitioners, and copied to Cytyc, the FDA concluded: "It would serve no useful purpose to convene an advisory committee of experts to consider the objections raised in the petitions." The FDA methodically and thoroughly addressed each of a total of 10 objections raised by the seven petitioners. In each instance, the agency provided a detailed response and concluded that there was no justification for review. Although the Company has developed and submitted to the FDA its next-generation ThinPrep 3000 Processor and is currently developing its ThinPrep Imaging System, neither product has received regulatory approval to date.

     International Sales and Operations Risks. The Company has commenced sales of its ThinPrep System and intends to sell any future products to customers both in the United States and internationally. While the Company is evaluating marketing and sales channels abroad, including contract sales organizations, distributors and marketing partners, the Company currently has very limited foreign sales channels in place at this time. There can be no assurance that the Company will successfully develop international sales capabilities or that, if the Company establishes such capabilities, the Company will be successful in obtaining reimbursement or any regulatory approvals required in foreign countries.

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

     Dependence on Patents, Copyrights, Licenses and Proprietary Rights; Risk of Third-Party Claims of Infringement. The Company relies on a combination of patents, trade secrets, copyrights, trademarks and confidentiality agreements to protect its proprietary technology, rights and know-how. In addition, the Company is the exclusive licensee of certain patented technology for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. Failure by the Company to protect, defend and maintain such intellectual property rights, or a third party claim of infringement, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently a party to a patent infringement lawsuit. See "Legal Proceedings".

     Dependence on Single Source Suppliers. Certain key components of the ThinPrep System, including its proprietary filter material, are currently provided to the Company by single sources. The Company has been increasing its inventory of these components in an effort to mitigate this risk. In the event that the Company is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Year 2000 Risks. The Company has completed its assessment of the potential impact of the year 2000 problem on the Company's products, internal information systems and third-party suppliers, payors and laboratory customers. On the basis of its assessment, the Company believes that all of its products are year 2000 compliant and that its internal information systems will not experience material disruption as a result of year 2000 issues. However, because of the many uncertainties associated with year 2000 compliance efforts by the Company's third-party payors, laboratory customers and suppliers, there can be no assurance that the impact on the Company of any resulting year 2000 disruptions with respect to such parties will not be material.

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

     A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. During 1999, the Company derived approximately 3% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Impact of Ongoing Litigation. The Company is currently involved in ongoing commercial litigation. Any such litigation, regardless of the outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations.

Item 8. Financial Statements and Supplementary Data

     The information required by this item may be found on pages F-1 through F-18 of this Form 10-K.

Item 9. Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last two fiscal years.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required under this item may be found under the sections captioned "Election of Directors", "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999, and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required under this item may be found under the section captioned "Compensation and Other Information concerning Directors and Officers" in the 2000 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required under this item may be found under the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required under this item may be found under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, and is incorporated herein by reference.

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

     (a)(3)  List of Exhibits.

          The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

 Exhibit
 -------
Number                                Description
------                                -----------

  3.1(2)     Third Amended and Restated Certificate of Incorporation of the
             Company.
  3.2(2)     Amended and Restated By-Laws of the Company.
  4.1(1)     Specimen certificate representing the Common Stock.
  4.2(3)     Rights Agreement, dated as of August 27, 1997, between Cytyc
             Corporation and BankBoston, N.A (the "Rights Agreement") which includes as Exhibit A the Form of Certificate of Designations, as
             Exhibit B the Form of Rights Certificate, and as Exhibit C the
             Summary of Rights to Purchase Preferred Stock.
  4.3(4)     Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights
             Agreement.
 10.1(1)*    1988 Stock Plan.
 10.2(1)*    1989 Stock Plan.
 10.3(1)*    1995 Stock Plan.
 10.4(1)*    1995 Non-Employee Director Stock Option Plan.
 10.5(1)*    1995 Employee Stock Purchase Plan, as amended.
 10.6(1)#    License Agreement between the Company and DEKA Products Limited
             Partnership dated March 22, 1993.
 10.7(1)     Form of Indemnification Agreement.
 10.8(1)     Lease Agreement between the Company and BFA Realty Partnership,
             L.P. d/b/a BFA, Limited Partnership of February 1996.
 10.9(5)     Amendment No. 1 to Lease Agreement dated as of February 1996 between the Company and BFA Realty Partnership, L.P. d/b/a BFA,
             Limited Partnership.
 10.10(6)#   Co-Promotion Agreement dated as of May 27, 1997 by and between Mead
             Johnson & Company and the Company.
 10.11(7)#   Amendment No. 1 to Co-Promotion Agreement dated as of May 27, 1997 by and between Mead Johnson & Company and the Company.
 10.12*      Cytyc Corporation Director Deferred Compensation Plan.
 21.1**      List of Subsidiaries of the Company.
 23.1**      Consent of Arthur Andersen LLP.
 24.1**      Power of Attorney (see signature page hereto).
 27.1**      Financial Data Schedule.


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

     (b)  Reports On Form 8-K

          There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1999.

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


                                  Cytyc Corporation

  Date: March 29, 2000

                                             /s/ Patrick J. Sullivan
                                  By:
                                        President and Chief Executive Officer


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

               Signature                              Title(s)                       Date
               ---------                              --------                       ----
       /s/ Patrick J. Sullivan             President, Chief Executive           March 29, 2000
           Patrick J. Sullivan             Officer (Principal
                                           Executive Officer) and
                                           Director
       /s/ Joseph W. Kelly                 Senior Vice President, and           March 29, 2000
           Joseph W. Kelly                 Chief Financial Officer
                                           (Principal Financial
                                           Officer and Principal
                                           Accounting Officer)
       /s/ Alfred J. Battaglia             Director                             March 29, 2000
           Alfred J. Battaglia
       /s/ Walter E. Boomer                Director                             March 29, 2000
           Walter E. Boomer
       /s/ Sally W. Crawford               Director                             March 29, 2000
           Sally W. Crawford
       /s/ William G. Little               Director                             March 29, 2000
           William G. Little
       /s/ C. William McDaniel             Director                             March 29, 2000
           C. William McDaniel
       /s/ Anna S. Richo                   Director                             March 29, 2000
           Anna S. Richo
       /s/ Monroe E. Trout, M.D.           Chairman of the Board of             March 29, 2000
           Monroe E. Trout, M.D.           Directors

                               CYTYC CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----
Report of Independent Public Accountants.................................................................    F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999.............................................    F-3
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999...............    F-4
Consolidated Statements of Stockholders' Equity  for the Years Ended December 31, 1997, 1998.............
   and 1999..............................................................................................    F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999...............    F-6
Notes to Consolidated Financial Statements...............................................................    F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Cytyc Corporation:

     We have audited the accompanying consolidated balance sheets of Cytyc Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytyc Corporation and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                   Arthur Andersen LLP



Boston, Massachusetts
January 27, 2000

                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                December 31,
                                                                                                ------------
                                                                                           1998             1999
                                                                                         --------         --------
                                   ASSETS
Current assets:
    Cash and cash equivalents..........................................................   $ 33,566         $ 29,686
    Short-term investments.............................................................     36,342           40,682
    Accounts receivable, net of allowance of $913 and $1,134 at December 31,
       1998 and 1999, respectively.....................................................     12,548           22,379
    Inventories........................................................................      3,973            5,427
    Prepaid expenses and other current assets..........................................        650              783
                                                                                          --------         --------
       Total current assets............................................................     87,079           98,957
Property and equipment, net............................................................      8,825           10,660
Other assets...........................................................................      1,833            2,711
                                                                                          --------         --------
       Total assets....................................................................   $ 97,737         $112,328
                                                                                          ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................................................   $  2,555         $  4,400
    Accrued expenses...................................................................      7,962           11,215
    Deferred revenue...................................................................      1,413            1,722
                                                                                          --------         --------
       Total current liabilities.......................................................     11,930           17,337
                                                                                          --------         --------
Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred Stock, $0.01 par value--
      Authorized--5,000,000 shares
      No shares issued or outstanding..................................................         --               --
    Common Stock, $0.01 par value--
      Authorized--60,000,000 shares
      Issued and outstanding-- 35,597,190 shares in 1998 and 36,139,878
      in 1999..........................................................................        356              361
    Additional paid-in capital.........................................................    166,253          169,951
    Accumulated other comprehensive income (loss)......................................        106              (53)
    Accumulated deficit................................................................    (80,908)         (75,268)
                                                                                          --------         --------
       Total stockholders' equity......................................................     85,807           94,991
                                                                                          --------         --------
       Total liabilities and stockholders' equity......................................   $ 97,737         $112,328
                                                                                          ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                 Years Ended December 31,
                                                                          ---------------------------------------
                                                                              1997          1998         1999
                                                                          ------------  ------------  -----------
Net sales.................................................................   $ 26,347      $ 44,264       $81,100
Cost of sales.............................................................      8,006        11,211        15,815
                                                                             --------      --------       -------
     Gross profit.........................................................     18,341        33,053        65,285
                                                                             --------      --------       -------
Operating expenses:
     Research and development.............................................      6,048         8,419        13,372
     Sales and marketing..................................................     31,761        35,332        44,017
     General and administrative...........................................      7,746         8,372         6,765
                                                                             --------      --------       -------
          Total operating expenses........................................     45,555        52,123        64,154
                                                                             --------      --------       -------

Income (loss) from operations.............................................    (27,214)      (19,070)        1,131

Other income, net:
     Interest income......................................................      5,152         4,291         3,790
     Other, net...........................................................        (10)        3,050           849
                                                                             --------      --------       -------
          Total other income, net.........................................      5,142         7,341         4,639
                                                                             --------      --------       -------
Income (loss) before provision for income taxes...........................    (22,072)      (11,729)        5,770

Provision for income taxes................................................         --            --           130
                                                                             --------      --------       -------
Net income (loss).........................................................   $(22,072)     $(11,729)      $ 5,640
                                                                             ========      ========       =======
Net income (loss) per common and potential common share:
     Basic................................................................   $  (0.65)     $  (0.33)      $  0.16
                                                                             ========      ========       =======
     Diluted..............................................................   $  (0.65)     $  (0.33)      $  0.15
                                                                             ========      ========       =======

Weighted average common and potential common shares outstanding:
     Basic................................................................     33,786        35,286        35,782
     Diluted..............................................................     33,786        35,286        37,510

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)


                                                                                                          Accumulated
                                                                                                        ---------------
                                                                         Common Stock       Additional       Other
                                                                    ----------------------  ----------  ---------------
                                                  Comprehensive      Number of       Par     Paid-in     Comprehensive
                                                ------------------  ------------  --------  ----------  ---------------
                                                  Income (Loss)        Shares       Value    Capital     Income(Loss)
                                                ------------------  ------------  --------  ----------  ---------------
Balance, December 31, 1996                                            28,026,004      $280    $ 93,508            $  --
Sale of Common Stock, net of issuance costs
      of $500,000                                         --           6,395,000        64      70,517               --
Exercise of stock options                                 --             464,842         5         750               --
Issuance of shares under Employee Stock
      Purchase Plan                                       --              22,346        --         242               --
Comprehensive loss -
     Net loss                                       $(22,072)                 --        --          --               --
     Comprehensive loss                             $(22,072)                 --        --          --               --
                                                    ---------       ------------  --------  ----------  ---------------
Balance, December 31, 1997                                --          34,908,192       349     165,017               --
Exercise of stock options                                 --             648,370         7         917               --
Issuance of shares under Employee Stock
      Purchase Plan                                       --              33,440        --         231               --
Issuance of shares under Directors'
      Stock Plan                                          --               7,188        --          88               --
Comprehensive loss -
     Net loss                                       $(11,729)                 --        --          --               --
     Other comprehensive income -
          Unrealized gain on marketable
           securities                                    106                  --        --          --              106
                                                    --------
          Comprehensive loss                        $(11,623)                 --        --          --               --
                                                    ========        ------------  --------  ----------  ---------------
Balance, December 31, 1998                                --          35,597,190       356     166,253              106
Exercise of stock options and warrants                    --             500,342         5       3,301               --
Issuance of shares under Employee Stock
      Purchase Plan                                       --              32,640        --         276               --
Issuance of shares under Directors'
      Stock Plan                                          --               9,706        --         121               --
Comprehensive income -
      Net income                                    $  5,640                  --        --          --               --
      Other comprehensive income (loss)-
          Unrealized loss on marketable
           securities                                   (150)                 --        --          --             (150)
          Cumulative translation adjustment               (9)                 --        --          --               (9)
                                                    --------
          Comprehensive income                      $  5,481                  --        --          --               --
                                                    ========        ------------  --------  ----------  ---------------
Balance, December 31, 1999                                            36,139,878      $361    $169,951            $ (53)
                                                                    ============  ========  ==========  ===============

                                                                        Total
                                                                    --------------
                                                      Accumulated   Stockholders'
                                                      ------------  --------------
                                                        Deficit         Equity
                                                      ------------  --------------
Balance, December 31, 1996                               $(47,107)       $ 46,681
Sale of Common Stock, net of issuance costs
      of $500,000                                              --          70,581
Exercise of stock options                                      --             755
Issuance of shares under Employee Stock
      Purchase Plan                                            --             242
Comprehensive loss -
     Net loss                                             (22,072)        (22,072)
     Comprehensive loss                                        --              --
                                                         --------        --------
Balance, December 31, 1997                                (69,179)         96,187
Exercise of stock options                                      --             924
Issuance of shares under Employee Stock
      Purchase Plan                                            --             231
Issuance of shares under Directors'
      Stock Plan                                               --              88
Comprehensive loss -
     Net loss                                             (11,729)        (11,729)
     Other comprehensive income -

          Unrealized gain on marketable
           securities                                          --             106
          Comprehensive loss                                   --              --
                                                         --------        --------
Balance, December 31, 1998                                (80,908)         85,807
Exercise of stock options and warrants                         --           3,306
Issuance of shares under Employee Stock
      Purchase Plan                                            --             276
Issuance of shares under Directors'
      Stock Plan                                               --             121
Comprehensive income -
      Net income                                            5,640           5,640
      Other comprehensive income (loss)-
          Unrealized loss on marketable                        --            (150)
           securities
          Cumulative translation adjustment                    --              (9)

          Comprehensive income                                 --              --
                                                         --------        --------
Balance, December 31, 1999                               $(75,268)       $ 94,991
                                                         ========        ========

  The accompanying notes are an integral part of these consolidated financial statements

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Years Ended December 31,
                                                                           --------------------------------------------
                                                                               1997            1998           1999
                                                                           -------------  --------------  -------------
Cash flows from operating activities:
    Net income (loss)......................................................    $(22,072)       $(11,729)      $  5,640
    Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities
      Depreciation and amortization........................................       1,084           1,603          1,951
      Provision for doubtful accounts......................................         546             325            299
      Compensation expense related to issuance of stock to directors.......          --              88            121
      Changes in assets and liabilities--
         Accounts receivable...............................................      (8,365)         (2,372)       (10,130)
         Inventories.......................................................      (1,778)           (732)        (1,454)
         Prepaid expenses and other current assets.........................        (134)            255           (133)
         Accounts payable..................................................       1,536             (15)         1,845
         Accrued expenses..................................................       6,144            (126)         3,253
         Deferred revenue..................................................       1,008            (119)           309
                                                                               --------        --------       --------
            Net cash (used in) provided by operating activities............     (22,031)        (12,822)         1,701
                                                                               --------        --------       --------

Cash flows from investing activities:
    (Increase) decrease in other assets....................................      (1,518)            644           (878)
    Purchases of property and equipment....................................      (1,684)         (4,577)        (3,786)
    Purchases of available-for-sale securities.............................     (66,653)        (45,143)       (59,882)
    Proceeds from sale and maturity of available-for-sale securities.......      39,940          47,105         55,392
                                                                               --------        --------       --------
            Net cash used in investing activities..........................     (29,915)         (1,971)        (9,154)
                                                                               --------        --------       --------

Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants...................         755             924          3,306
    Proceeds from issuance of shares under Employee Stock Purchase Plan....         242             231            276
    Proceeds from sale of stock............................................      70,581              --             --
                                                                               --------        --------       --------
            Net cash provided by financing activities......................      71,578           1,155          3,582
                                                                               --------        --------       --------

Net increase (decrease) in cash and cash equivalents.......................      19,632         (13,638)        (3,871)
Effect of exchange rates on cash...........................................          --              --             (9)
Cash and cash equivalents, beginning of year...............................      27,572          47,204         33,566
                                                                               --------        --------       --------

Cash and cash equivalents, end of year.....................................    $ 47,204        $ 33,566       $ 29,686
                                                                               ========        ========       ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes.............................................    $     --        $     --       $    138
                                                                               ========        ========       ========

Supplemental disclosure of non-cash  items:
    Unrealized holding gain (loss) on short-term investments...............    $     --        $    106       $   (150)
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

     To date, revenue from sales of products has not generated sufficient cash to support the Company's operations. Since inception, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the ThinPrep System, engineering and development efforts related to the ThinPrep System, expansion of the Company's manufacturing facilities and the establishment of a sales and administrative organization. The Company continues to be subject to certain risks common to medical device companies in similar stages of development, including dependence on a single product, extensive government regulation, uncertainty of market acceptance, and uncertainty of future profitability.

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

(b)  Revenue Recognition

     The Company recognizes product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, collection of the resulting receivable is probable and only perfunctory Company obligations included in the arrangement remain to be completed. Deferred revenue represents amounts relating to deferred interest recorded in connection with sales-type finance leases with customers and amounts related to product billed for which revenue has not been recognized.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(c)  Cash and Cash Equivalents

     Cash equivalents consist of money market mutual funds, commercial paper and U.S. Government securities with original maturities of three months or less.

(d)  Short-term Investments

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     At December 31, 1999, the Company's available-for-sale securities had contractual maturities that expire at various dates through December, 2000. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At December 31, 1999 and 1998, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows:

                                                                     Amortized      Gross Unrealized     Fair
                                                                     ---------      ----------------     ----
                                                                       Cost      Holding Gains(Losses)   Value
                                                                       ----      --------------------    -----
                                                                                     (in thousands)
December 31, 1999
-----------------
Available-for-sale securities
U.S. Government and Agency securities (average maturity of 3.9
  months).......................................................      $20,600           $(49)          $20,551
Commercial Paper (average maturity of 1.2 months)...............       20,126              5            20,131
                                                                      -------           ----           -------
                                                                      $40,726           $(44)          $40,682
                                                                      =======           ====           =======
December 31, 1998
-----------------
Available-for-sale securities
U.S. Government and Agency securities (average maturity of 4.4
  months).......................................................      $31,767           $105           $31,872
Certificates of Deposit (average maturity of 3.8 months)........        2,999             --             2,999
Commercial Paper (average maturity of 4.6 months)...............        1,470              1             1,471
                                                                      -------           ----           -------
                                                                      $36,236           $106           $36,342
                                                                      =======           ====           =======

     In the fourth quarter of 1998, upon the Company's reevaluation of its investment portfolio, all of the Company's securities were reclassified from held-to-maturity to available-for-sale for SFAS No. 115 purposes. During 1998, the Company sold prior to maturity securities previously classified as held-to-maturity with an amortized cost aggregating $3,998,626. Total proceeds from these sales were $4,084,075, resulting in a realized gain of $85,449.

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

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

(g)  Dependence on Single Source Suppliers

     Certain key components of the ThinPrep System, including its proprietary filter material, are currently provided to the Company by single sources. The Company has been increasing its inventory-on-hand of these components in an effort to mitigate this risk. In the event that the Company is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis, which would have a material adverse effect on the Company's business, consolidated financial position and results of operations.

(h)  Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations, on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                                                                                                     Estimated
                                                                                                     ---------
Asset Classification                                                                                Useful Life
--------------------                                                                                -----------
     Production equipment.......................................................................     3-7 Years
     Research equipment.........................................................................     3-7 Years
     Furniture, fixtures and computer equipment.................................................     2-7 Years
     Leasehold improvements.....................................................................   Life of lease

(i)  Other Assets

     Other assets consist of long-term lease receivables from the sale of ThinPrep Processors.

(j)  Research and Development Costs

     The Company charges research and development costs to operations as incurred.

(k)  Net Income (Loss) Per Common Share

     The Company applies SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, basic and diluted net income (loss) per common share is determined by dividing net income (loss) available to common stockholders by the weighted average common and potential common shares outstanding during the period. Diluted weighted average common and potential common shares outstanding for 1997 and 1998 exclude the potential common shares from stock options and convertible preferred stock outstanding because to do so would have been antidilutive for the years presented. As such, options to purchase 2,926,314 and 2,734,554 weighted average shares of common stock were outstanding as of December 31, 1997 and 1998, respectively, but were not included in the computation of diluted net loss per share. Diluted weighted average shares outstanding also excludes 4,000 potential common shares from warrants outstanding as of December 31, 1997 and

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1998. During 1999, options to purchase approximately 36,000 weighted average shares of common stock were excluded because the options' exercise price was greater than the average market price of the common stock.

     In accordance with the provisions of SFAS No. 128, and as a result of the January 2000 stock split, the Company has retroactively restated prior years' earnings per share (see Note 8).

(l)  Post-Retirement and Post-Employment Benefits

          The Company has no obligations for post-retirement or post-employment benefits.

(m)  Reporting Comprehensive Income (Loss)

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of stockholders' equity.

(n)  Segment and Enterprise-Wide Reporting

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise, as defined. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Accordingly, based on the criteria set forth in SFAS No. 131, the Company currently operates in one segment, medical diagnostic equipment.

     SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and significant customers. Primarily all of the Company's assets are located within the United States. During 1997, 1998 and 1999, the Company derived its sales from the following countries (as a percentage of net sales):

                                     Years Ended
                              1997      1998      1999
                              ----      ----      ----
     United States              97%       89%       92%
     Other                       3%       11%        8%
                              ----      ----      ----
                               100%      100%      100%
                              ====      ====      ====


In 1999, sales to one customer represented approximately 11% of net sales. No one customer accounted for 10% or more of net sales in 1997 or 1998.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(o)  Translation of Foreign Currencies

     The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Prior to 1999, the functional currency of these subsidiaries was determined to be the U.S. dollar. As a result, foreign currency translation and transaction gains or losses for all years prior to 1999 have been included in the accompanying consolidated statements of operations. However, in 1999, due to the growth in the cash flows of the subsidiaries and other factors, the Company determined that the functional currency of its subsidiaries should be the local currency. As a result, gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The Company realized net foreign currency transaction losses of approximately $9,000 and $292,000 in 1998 and 1999, respectively and none in 1997.

(p)  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's year ending December 31, 2000. Management believes that this statement will not have a significant impact on the Company, its consolidated financial position or results from operations.

     Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. SAB 101 specifies delivery and performance obligations that must be met before revenue can be recognized. The Company will be required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion
(APB) No. 20, Accounting Changes, no later than financial quarters beginning after March 2000. The Company is assessing the impact, if any, of the implementation of SAB 101 on its revenue recognition policy and practices but at this time, believes that the adoption of SAB 101 will not have a significant impact on its financial position or results of operations.

(q)  Fair Value of Financial Instruments

     The estimated fair market values of the Company's financial instruments, which include marketable securities, accounts receivable, investment in sales-type leases and accounts payable approximate their carrying values.

(3)  Allowance for Doubtful Accounts

     A summary of the allowance for doubtful accounts activity is as follows:

                                                         December 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  ------    ------    -------
                                                        (in thousands)
     Balance, beginning of year................   $ 135     $ 672     $  913
     Amounts provided..........................     546       325        299
     Amounts written off.......................      (9)      (84)       (78)
                                                  -----     -----     ------

     Balance, end of year......................   $ 672     $ 913     $1,134
                                                  =====     =====     ======

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4)   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                      December 31,
                                                    ----------------
                                                     1998      1999
                                                    ------    ------
                                                     (in thousands)
     Raw material and work-in-process.............  $1,680    $2,927
     Finished goods...............................   2,293     2,500
                                                    ------    ------
                                                    $3,973    $5,427
                                                    ======    ======

     Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(5)  Property and Equipment

     Property and equipment is stated at cost and consists of the following:

                                                                 December 31,
                                                              ------------------
                                                               1998        1999
                                                              -------    -------
                                                                (in thousands)
     Production equipment.................................    $ 3,390    $ 6,445
     Research equipment...................................        905      1,109
     Furniture, fixtures and computer equipment...........      3,331      5,477
     Leasehold improvements...............................      2,001      3,407
     Construction in process..............................      3,240        215
                                                              -------    -------
                                                               12,867     16,653
  Less--Accumulated depreciation and amortization.........      4,042      5,993
                                                              -------    -------
                                                              $ 8,825    $10,660
                                                              =======    =======

(6)  Accrued Expenses

     Accrued expenses consist of the following:

                                                 December 31,
                                              ------------------
                                               1998       1999
                                              ------     -------
                                                (in thousands)
  Accrued product upgrade costs............   $  260     $    --
  Accrued compensation.....................    2,941       5,042
  Accrued consulting fees..................      742       1,703
  Accrued sales and VAT taxes..............      401       1,081
  Other accruals...........................    3,618       3,389
                                              ------     -------
                                              $7,962     $11,215
                                              ======     =======

(7)  Income Taxes

     The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

As of December 31, 1999, the Company has available net operating loss carryforwards for federal tax purposes of approximately $59.1 million and research and development tax credit carryforwards of approximately $1.2 million to reduce future income taxes, if any. In addition, the Company has net operating loss carryforwards for state tax purposes of approximately $42.2 million and other tax credit carryforwards of $1.1million. These carryforwards expire at various dates through 2019, and are subject to review and possible adjustment by the Internal Revenue Service.

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

     The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                                                      December 31,
                                                                                ------------------------
                                                                                  1998           1999
                                                                                --------       ---------
                                                                                     (in thousands)
     Net operating loss carryforwards...................................        $ 24,583       $ 22,704
     Research and development and other tax credit carryforwards........           2,140          2,269
     Capitalized research and development expenses......................           2,907          4,204
     Nondeductible accruals.............................................           2,302          1,382
     Other temporary differences........................................             885          1,218
                                                                                --------       --------

     Deferred tax asset.................................................          32,817         31,777
     Valuation allowance................................................         (32,817)       (31,777)
                                                                                --------       --------

     Net deferred tax asset.............................................        $     --       $     --
                                                                                ========       ========

Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has provided a full valuation allowance against this amount.

     During the year ended December 31, 1999, the Company recorded a provision for income taxes of approximately $130,000. This amount relates to federal alternative minimum tax and certain state minimum tax liabilities.

(8)  Stockholders' Equity

     (a)  Common Stock Reserved

As of December 31, 1999, the Company has reserved 5,534,104 shares of Common Stock for issuance as follows:

                                                  Number of
                                                   Shares
                                                 -----------
  Employee and Director stock option plans.....    5,354,574
  Employee stock purchase plan.................      179,530
                                                   ---------
                                                   5,534,104
                                                   =========

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(b)  Stock Split

     In December 1999, the Board of Directors approved a two-for-one split of the Company's Common Stock to be effected in the form of a 100% stock dividend. The additional shares were distributed on January 31, 2000 to stockholders of record on January 14, 2000. All share and per share data presented herein has been retroactively restated to give effect to this stock split.

(c)  Preferred Stock

     The Company's Bylaws provide for and the Board of Directors and stockholders authorized 5,000,000 shares of $0.01 par value Preferred Stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without further vote or action by the stockholders. The Board of Directors has no present plans to issue any shares of Preferred Stock.

(d)  Stockholders' Rights Plan

     On August 6, 1997 the Board of Directors declared a dividend of one Preferred Stock purchase right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on September 5, 1997. Each right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a purchase price of $110 per unit, subject to adjustment.

(e)  Warrant

     At December 31, 1998, a warrant to purchase 4,000 shares of Common Stock at an exercise price of $5.00 per share was outstanding and exercisable. The warrant was exercised in January 1999.

(9)  Stock Option and Employee Stock Purchase Plans

     During 1995, the Board of Directors and stockholders approved the 1995 Stock Option Plan, (the "1995 Plan"). The aggregate number of shares of Common Stock that may be issued pursuant to the 1995 Plan is 2,000,000 plus, effective as of January 1, 1997 and each year thereafter, the excess, if any, of (i) five percent of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year or then reserved for issuance upon the exercise or conversion of outstanding options, warrants or convertible securities, over (ii) the number of shares then remaining reserved and available for grant under the 1995 Plan, subject to certain adjustments, provided, however, that in no event shall more than 4,000,000 shares of Common Stock be issued pursuant to incentive stock options under the 1995 Plan. At December 31, 1999, 1,159,102 shares were available for future grant under the 1995 Plan.

     In 1997, the Company approved for grant 7,000 shares of Common Stock to each of seven directors under the 1995 Plan. In January 1998 and 1999, the Company approved for grant 6,000 shares of Common Stock to six directors (1,000 shares each, vesting equally each month during 1998 and 1999, respectively).

     As of December 31, 1999, options to purchase 999,132 shares of common stock were outstanding under the 1989 Stock Plan. No further grants may be issued under the 1989 Stock Option Plan.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The Board of Directors and stockholders approved the 1995 Director Stock Option Plan pursuant to which options to purchase up to 500,000 shares of Common Stock were authorized for future issuance. In January 1996, the Company granted options to purchase 210,000 shares of Common Stock to seven directors under this plan at an exercise price equal to $8.00 per share. In January 1998, the Company granted 90,000 options to three directors under the 1995 Director Option Plan. At December 31, 1999, the Company had 280,000 options available for future grants under the 1995 Director Stock Option Plan.

     The following schedule summarizes the activity under the Company's stock option plans for the three years ended December 31, 1999.


                                                                                          Weighted
                                                                                          --------
                                                         Number                            Average
                                                         ------                            -------
                                                       of Shares        Option Price     Option Price
                                                       ----------       ------------     ------------
Outstanding, December 31, 1996...............           3,419,052     $ 0.25   --  $16.75      $ 3.98
   Granted...................................             524,220       8.75   --   15.57       11.95
   Exercised.................................            (464,842)      0.25   --   11.00        1.63
   Canceled..................................             (45,166)      0.42   --   16.00        7.58
                                                       ----------     -------------------     -------

Outstanding, December 31, 1997...............           3,433,264       0.25   --   16.75        5.47
   Granted...................................           1,375,500       3.88   --   12.44        8.60
   Exercised.................................            (648,370)      0.25   --   11.63        1.32
   Canceled..................................            (489,092)      0.31   --   16.75        9.49
                                                       ----------     -------------------     -------

Outstanding, December 31, 1998...............           3,671,302       0.25   --   16.75        6.86
   Granted...................................             987,500       7.00   --   23.50       10.50
   Exercised.................................            (497,952)      0.25   --   13.88        6.49
   Canceled..................................            (245,378)      0.25   --   18.03        9.02
                                                       ----------     -------------------     -------

Outstanding, December 31, 1999...............           3,915,472     $ 0.31  --   $23.50      $ 7.69
                                                       ----------     -------------------     -------

Exercisable, December 31, 1999...............           1,452,530     $ 0.31  --   $20.16      $ 6.07
                                                        =========     -------------------     =======

Exercisable, December 31, 1998...............             904,812     $ 0.25  --   $16.75      $ 6.88
                                                        =========     -------------------     =======
Exercisable, December 31, 1997...............             696,084     $ 0.25  --   $16.75      $ 4.88
                                                        =========     -------------------     =======

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

  The following table summarizes information about stock options outstanding at December 31, 1999:

                                  Options Outstanding                                     Options Exercisable
                     ----------------------------------------------------            -----------------------------------

                                         Weighted
    Exercise                              Average            Weighted                                       Weighted
 Price/Range of      Number of           Remaining            Average                  Number of             Average
 Exercise Prices       Shares         Contractual Life     Exercise Price                Shares           Exercise Price
 ---------------       ------         ----------------     --------------                ------           --------------
$  0.32 - $  0.42      630,252              5.22                $ 0.38                    469,702               $ 0.37
$  0.43 - $  6.69      484,030              6.21                  2.96                    290,880                 2.52
$  6.82 - $  7.50      418,972              7.91                  7.36                     72,902                 7.43
$  8.07 - $  8.07      475,200              8.44                  8.07                      1,800                 8.07
$  8.13 - $  8.88      261,700              8.70                  8.72                     26,776                 8.59
$  8.94 - $  9.75      530,066              9.25                  9.67                     78,034                 9.69
$  9.82 - $ 10.94      398,670              8.22                 10.76                    157,816                10.91
$ 11.00 - $ 13.50      581,734              7.46                 12.75                    328,408                13.00
$ 13.57 - $ 20.16      112,348              8.56                 16.60                     26,212                14.12
$ 23.50 - $ 23.50       22,500              9.92                 23.50                          -                    -
                     ---------              ----                ------                  ---------               ------

$  0.32 - $ 23.50    3,915,472              7.56                $ 7.69                  1,452,530               $ 6.07
                     =========              ====                ======                  =========               ======

     The weighted average fair market value of the stock options as of the date of grant for the years ended December 31, 1997, 1998 and 1999, is $7.77, $6.63, and $9.52, respectively.

     In October 1995, the FASB issued SFAS No. 123, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                             December 31,
                                                            ----------------
                                                          1997    1998    1999
                                                          ----    ----    ----
   Risk-free interest rate.............................   6.22%   5.52%   5.42%
   Expected dividend yield.............................     --      --      --
   Expected lives......................................   4.59    5.00    5.00
   Expected volatility.................................     80%     98%     98%

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, pro forma net loss and net loss per share would have been:

                                                             December 31,
                                                    ------------------------------
                                                     1997          1998         1999
                                                   --------      --------     ---------
  Net income (loss)--
      As reported .............................    $(22,072)     $(11,729)     $  5,640
      Pro forma................................     (24,975)      (15,696)          164
  Net income (loss) per share, as reported--
      Basic....................................    $  (0.65)     $  (0.33)     $   0.16
      Diluted..................................    $  (0.65)     $  (0.33)     $   0.15
  Net loss per share, pro forma--
      Basic....................................    $  (0.74)     $  (0.45)     $      -
      Diluted..................................    $  (0.74)     $  (0.45)     $      -


  Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  During 1995, the Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan pursuant to which 280,000 shares of Common Stock could be issued. Purchase price is determined by taking the lesser of 85% of the closing price on the first or last day of the period. During 1999, 32,640 shares of common stock were issued at the purchase prices of $8.18 and $8.75 per share. As of December 31, 1999, 179,530 shares were available for future issuance under the 1995 Employee Stock Purchase Plan.

(10) Commitments and Contingencies

 (a) Lease Commitments

  The Company leases its facilities under non-cancelable operating leases which have expiration dates ranging from 2002 through 2005.

At December 31, 1999, future minimum annual lease payments under these leases are as follows:

                                                            Amount
                                                          -----------
                                                         (in thousands)
                                                         --------------
   2000................................................      $1,641
   2001................................................       1,597
   2002................................................       1,491
   2003................................................       1,416
   2004................................................       1,384
   Thereafter..........................................         241
                                                             ------
                                                             $7,770
                                                             ======

  Rent expense under operating leases totaled approximately $709,000, $1,226,000 and $1,507,000 in 1997, 1998 and 1999, respectively.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(b) Litigation

     On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. ("AutoCyte") in the United States District Court for the District of Delaware. On that same day, the Company filed a Motion for a Preliminary Injunction in the matter. On December 7, 1999, the Company voluntarily withdrew its Motion for a Preliminary Injunction. In addition to seeking a permanent injunction to stop AutoCyte from infringing the Company's patent, the Company seeks damages. AutoCyte has answered the complaint in the lawsuit and has asserted counterclaims seeking a judgment declaring that the patent at issue is invalid and unenforceable and not infringed by AutoCyte. On March 10, 2000, AutoCyte filed a Motion for Summary Judgment of non-infringement. The lawsuit is in the early stages of discovery.

(c) Royalties

     The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products that are used with the ThinPrep System, and improvements made by the Company relating to such items. In connection with this license, royalty payments for the years ended December 31, 1997, 1998 and 1999 were $135,000, $211,000 and $439,000, respectively.

(11) Employee Benefit Plan

     The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The Plan allows for employees to defer a portion of their salary up to the maximum allowed under IRS rules. The Company made contributions to the Plan totaling $89,635, $109,833 and $132,160 during 1997, 1998 and 1999, respectively.

(12) Subsequent Events

 (a) Acquisition of Acu-Pak, Inc.

     On January 3, 2000, the Company acquired Acu-Pak, Inc. ("Acu-Pak"), a contract packager in Londonderry, New Hampshire, that was manufacturing, filling and distributing all of the Company's solutions for its ThinPrep line of products. In connection with the acquisition, the Company paid $6.0 million in cash, of which approximately $2.0 million was allocated to land and building, approximately $1.0 million to equipment, and approximately $3.0 million to goodwill. The Company will account for the acquisition as a purchase and will amortize goodwill associated with the purchase over seven years beginning in January 2000.

 (b) Agreement with Quest Diagnostics, Inc.

     Subsequent to December 31, 1999, the Company entered into a supply and co-marketing agreement with Quest Diagnostics Incorporated to market the Company's principle product, the ThinPrep(R) Pap Test, as Quest Diagnostics' exclusive liquid-based cervical cancer screening methodology. As consideration for the exclusive nature of the relationship, Cytyc has granted Quest Diagnostics a warrant to purchase 300,000 shares of common stock at $30.42 per share. The Company calculated the value of the warrant to be approximately $5.2 million and intends to amortize such amount as a charge to the Statements of Operations over the three year term of the agreement.