Form 10-Q
period 2000-03-31
CYTYC CORP
filed 2000-05-11
CIK 849778

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

     Yes  [X]            No   [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of May 8, 2000 was 36,678,450.

                          Total Number of Pages:  17
                          Exhibit Index is on Page 16
================================================================================

================================================================================
                               CYTYC CORPORATION


                              INDEX TO FORM 10-Q
                              ------------------


                                                                            Page
                                                                            ----
Part I         Financial Information

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of
                December 31, 1999 and March 31, 2000                           3

               Consolidated Statements of Operations
                for the three months ended March 31, 1999 and 2000             4

               Consolidated Statements of Cash Flows
                for the three months ended March 31, 1999 and 2000             5

               Notes to Consolidated Financial Statements                      6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     13



Part II        Other Information

     Item 1.   Legal Proceedings                                              13

     Item 6.   Exhibits and Reports on Form 8-K                               14

Signature                                                                     15

Part I  Financial Information
    Item 1. Consolidated Financial Statements


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                             December 31,        March 31,
                                                                                                 1999              2000
                                                                                                 ----              ----
                                    ASSETS
Current assets:
     Cash and cash equivalents..............................................................   $ 29,686          $ 50,438
     Short-term investments.................................................................     40,682            12,519
     Accounts receivable, net of allowance for doubtful accounts of $1,134 and $1,204 in
          1999 and 2000, respectively.......................................................     22,379            26,754
     Inventories............................................................................      5,427             6,046
     Prepaid expenses and other current assets..............................................        783             1,140
                                                                                               --------          --------
           Total current assets.............................................................     98,957            96,897
                                                                                               --------          --------
Property and equipment, net.................................................................     10,660            13,754
Intangibles, net............................................................................         --             7,831
Other assets................................................................................      2,711             2,585
                                                                                               --------          --------
           Total assets.....................................................................   $112,328          $121,067
                                                                                               ========          ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................................................   $  4,400          $  3,530
     Accrued expenses.......................................................................     11,215             9,195
     Deferred revenue.......................................................................      1,722             1,693
                                                                                               --------          --------
           Total current liabilities........................................................     17,337            14,418
                                                                                               --------          --------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $.01 par value--
       Authorized--5,000,000 shares
       No shares issued or outstanding......................................................         --                --
     Common Stock, $.01 par value--
       Authorized--60,000,000 shares
       Issued and outstanding: 36,139,878 shares in 1999 and 36,345,832 shares in 2000......        361               363
     Additional paid-in capital.............................................................    169,951           176,449
     Accumulated other comprehensive loss...................................................        (53)             (536)
     Accumulated deficit....................................................................    (75,268)          (69,627)
                                                                                               --------          --------

           Total stockholders' equity.......................................................     94,991           106,649
                                                                                               --------          --------

           Total liabilities and stockholders' equity.......................................   $112,328          $121,067
                                                                                               ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                               1999         2000
                                                                             -------      -------
Net sales.................................................................   $16,205      $28,778
Cost of sales.............................................................     3,533        5,306
                                                                             -------      -------

     Gross profit.........................................................    12,672       23,472
                                                                             -------      -------

Operating expenses:
     Research and development.............................................     2,201        3,420
     Sales and marketing..................................................     9,161       12,513
     General and administrative...........................................     1,595        2,789
                                                                             -------      -------
          Total operating expenses........................................    12,957       18,722
                                                                             -------      -------

Income (loss) from operations.............................................      (285)       4,750
Other income (expense), net:
     Interest income......................................................       917          985
     Other, net...........................................................        25           (4)
                                                                             -------      -------
          Other income, net...............................................       942          981
                                                                             -------      -------

Income before provision for income taxes..................................       657        5,731
Provision for income taxes................................................        --           90
                                                                             -------      -------

Net income................................................................   $   657      $ 5,641
                                                                             =======      =======

Net income per common and potential common share:
     Basic................................................................   $  0.02      $  0.16
                                                                             =======      =======

     Diluted..............................................................   $  0.02      $  0.14
                                                                             =======      =======

Weighted average common and potential common shares outstanding:
     Basic................................................................    35,620       36,252
     Diluted..............................................................    36,870       39,167

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                  1999          2000
                                                                                  ----          ----
Cash flows from operating activities:
     Net income...............................................................  $    657       $ 5,641
Adjustments to reconcile net income to net cash provided by (used in)
     operating activities
          Depreciation and amortization.......................................       357           671
          Provision for doubtful accounts.....................................        --            70
          Amortization of goodwill and warrant................................        --           451
          Compensation related to issuance of stock to directors..............        93           120
          Changes in assets and liabilities, excluding effects of acquisition
               Accounts receivable............................................      (298)       (4,004)
               Inventories....................................................      (130)         (341)
               Prepaid expenses and other current assets......................       221          (342)
               Accounts payable...............................................        68        (1,325)
               Accrued expenses...............................................       388        (2,559)
               Deferred revenue...............................................        46           (29)
                                                                                --------       -------

                    Net cash provided by (used in) operating activities.......     1,402        (1,647)
                                                                                --------       -------

Cash flows from investing activities:
     Acquisition of Acu-Pak, Inc. net of cash acquired........................        --        (5,760)
     Decrease in other assets.................................................       148           127
     Purchases of property and equipment......................................    (1,111)         (859)
     Purchases of short-term investments......................................   (13,701)       (2,698)
     Proceeds from maturity of short-term investments.........................    21,746        30,848
                                                                                --------       -------

                    Net cash provided by investing activities.................     7,082        21,658
                                                                                --------       -------
Cash flows from financing activities:
     Proceeds from exercise of stock options and warrant......................        53         1,211
                                                                                --------       -------

                    Net cash provided by financing activities.................        53         1,211
                                                                                --------       -------

Net increase in cash and cash equivalents.....................................     8,537        21,222
Effect of exchange rates on cash..............................................        --          (470)
Cash and cash equivalents, beginning of period................................    33,566        29,686
                                                                                --------       -------

Cash and cash equivalents, end of period......................................  $ 42,103       $50,438
                                                                                ========       =======

Supplemental disclosure of non-cash items:
  Changes in unrealized holding gain (loss) on short-term investments.........  $     45       $   (13)
                                                                                ========       =======

  Issuance of common stock warrant to Quest Diagnostics, Inc..................        --       $ 5,169
                                                                                ========       =======

  In connection with the acquisition of Acu-Pak, Inc. (see note 9), the following noncash transaction occurred:

  Fair value of assets acquired...............................................        --       $ 7,173
  Liabilities assumed.........................................................        --          (994)
                                                                                --------       -------
  Cash paid for acquisition and acquisition costs.............................        --       $ 6,179
                                                                                ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

     The notes and accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items. The interim periods are not necessarily indicative of the results expected for the full year or any future period.

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as discussed below and elsewhere in the notes to consolidated financial statements. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Cytyc International, S.A. (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Swiss, S.A., and Cytyc SARL, whose wholly-owned subsidiaries are Cytyc Italia s.r.l. and Cytyc France s.a.r.l.), Cytyc (Australia) PTY LIMITED (an Australian corporation), Cytyc Canada Ltd. (a Canadian Corporation), Cytyc (UK) Limited (a United Kingdom corporation) and Cytyc Securities Corporation (a Massachusetts securities corporation), Cytyc R.E., Inc. (a Delaware corporation) and Cytyc NH, Inc. (a Delaware corporation). All intercompany transactions and balances have been eliminated in consolidation.

(3) Cash and Cash Equivalents

     Cash equivalents consist of money market mutual funds, commercial paper and U.S. government securities with original maturities of three months or less.

(4) Short-term Investments

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Short-term investments consist of U.S. government securities and commercial paper with original maturities between three and twelve months. At March 31, 2000, the Company's available-for-sale securities had contractual maturities that expire at various dates through December 2000. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At March 31, 2000 and December 31, 1999, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                                Gross
                                                                                -----
                                                                             Unrealized
                                                                             ----------
                                                                               Holding
                                                                               -------
                                                                  Amortized     Gains         Fair
                                                                  ---------     -----         ----
                                                                    Cost      (Losses)        Value
                                                                    ----      --------        -----
                                                                             (in thousands)
           March 31, 2000
           --------------
           Available-for-sale securities
           U.S. government and agency securities (average
           maturity of 4.0 months)..............................   $10,639     $(12)         $10,627
           Commercial paper (average maturity of 2.9 months)....     1,893       (1)           1,892
                                                                   -------     ----          -------
                                                                   $12,532     $(13)         $12,519
                                                                   =======     ====          =======

           December 31, 1999
           -----------------
           Available-for-sale securities
           U.S. government and agency securities (average
           maturity of 3.9 months)..............................   $20,600     $(49)         $20,551
           Commercial paper (average maturity of 1.2 months)....    20,126        5           20,131
                                                                   -------     ----          -------
                                                                   $40,726     $(44)         $40,682
                                                                   =======     ====          =======

(5) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 December 31,       March 31,
                                                 ------------       ---------
                                                      1999              2000
                                                      ----              ----
                                                          (in thousands)
     Raw material and work-in-process..........      $2,927            $3,846
     Finished goods............................       2,500             2,200
                                                     ------            ------
                                                     $5,427            $6,046
                                                     ======            ======

(6) Net Income Per Common Share

     The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and potential common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three months ended March 31, 1999 and 2000.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                        Three Months Ended
                                                                             March 31,
                                                                          1999       2000
                                                                          ----       ----
     Basic weighted average common shares outstanding..................  35,620     36,252
     Dilutive effect of assumed exercise of stock options and warrant..   1,250      2,915
                                                                         ------     ------
     Weighted average common shares outstanding assuming dilution......  36,870     39,167
                                                                         ======     ======

     Diluted weighted average shares outstanding excludes 522,205 and 19,843 potential common shares from stock options and warrant outstanding as of March 31, 1999 and 2000, respectively, as their effect would be anti-dilutive. In accordance with the provisions of SFAS No. 128, and as a result of the January 2000 stock split (see Note 11), the Company has retroactively restated prior years' net income per share.

(7) Reporting Comprehensive Income

     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including such items as unrealized holding gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive income for the three months ended March 31, 1999 and 2000 was $718,000 and $5,158,000 respectively.

(8) Legal Proceedings

     On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. ("AutoCyte") in the United States District Court for the District of Delaware. In addition to seeking a permanent injunction to stop AutoCyte from infringing the Company's patent, the Company seeks damages. AutoCyte has answered the complaint in the lawsuit and has asserted counterclaims seeking a judgment declaring that the patent at issue is invalid and unenforceable and not infringed by AutoCyte. On March 10, 2000, AutoCyte filed a Motion for Summary Judgment of non-infringement, which the Company has opposed. The lawsuit is in the early stages of discovery.

(9) Acquisition of Acu-Pak, Inc.

     On January 3, 2000, the Company acquired Acu-Pak, Inc. ("Acu-Pak"), a contract packager in Londonderry, New Hampshire, that was manufacturing, filling and distributing all of the Company's solutions for its ThinPrep line of products. In connection with this acquisition, the Company paid approximately $5,919,000 in cash for all outstanding shares of Acu-Pak common stock as well as for the land and building being used by Acu-Pak. The Company has treated the acquisition as a purchase for accounting purposes and is amortizing goodwill associated with the purchase over seven years beginning in January 2000. Amortization of goodwill included in the three-month period ended March 31, 2000 was approximately $111,200.

The aggregate purchase price consisted of the following (in thousands):

Cash                          $5,919
Liabilities assumed              994
Acquisition costs                260
                              ------
                              $7,173
                              ======

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

The purchase price has been allocated to the acquired assets as follows (in thousands):

Current assets                        $1,153
Land and building                      2,450
Equipment                                456
Goodwill                               3,114
                                      ------
                                      $7,173
                                      ======

(10) Quest Diagnostics, Inc. Warrant

      As of January 1, 2000, the Company entered into a supply and co-marketing agreement with Quest Diagnostics, Inc. to market the Company's principal product, the ThinPrep(R) Pap Test, as Quest Diagnostics' exclusive liquid-based cervical cancer screening methodology. As consideration for the exclusive nature of the relationship, Cytyc granted Quest Diagnostics a warrant to purchase 300,000 shares of common stock at $30.42 per share. The Company calculated the value of the warrant to be approximately $5.2 million and will amortize such amount as a charge to the consolidated statements of operations over the three-year term of the warrant.

(11) Stock Split

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep System consists of the ThinPrep 2000 Processor and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep 2000 Processor and related reagents for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep 2000 System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV I DNA Assay of Digene Corporation. In March 1999, the FDA approved the use of Hybrid Capture II DNA Assay from a single vial of patient specimen collected in ThinPrep solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. The Company completed clinical trials for the ThinPrep(R) 3000 Processor, the Company's next-generation processor, and submitted a supplemental PMA application to the FDA in October 1999. In the third quarter of 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep Imaging System(TM) to aid in cervical cancer screening and has since accelerated product development activities related thereto.

     In the past, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, ThinPrep 3000 Processor, and ThinPrep Imaging System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company may experience losses in the future as it expands its domestic and international marketing and sales activities and continues its new product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company's products continue to gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and international sales and distribution networks, the timing and level of reimbursement for the ThinPrep System by third-party payors, and other factors, many of which are outside the Company's control.

     The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed automated customized equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System. In January 2000, the Company acquired approximately 2.7 acres of land and facilities of Acu-Pak, Inc., a contract packager in Londonderry, New Hampshire that was manufacturing, filling vials containing and distributing the Company's solutions for all of its ThinPrep line of products for $5.9 million in cash. The Company accounted for the acquisition as a purchase and will amortize goodwill associated with the purchase over seven years beginning in January 2000.

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

     The Company expects to continue its significant expenditures for sales and marketing activities of the ThinPrep System for cervical cancer screening in 2000. During 1997, the Company entered into a co-promotion agreement with Mead Johnson to promote the ThinPrep Pap Test to obstetricians and gynecologists in the United States. The Mead Johnson agreement expired on December 31, 1998; however, Mead Johnson received a residual payment of approximately $1.6 million in February 2000 based on 1999 product sales. There can be no assurance that the Company's current and planned sales and marketing activities will result in increased net sales, that the Company's direct sales force will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established.

     The Company expects to increase its expenditures in 2000 for research and development to fund development of the ThinPrep Imaging System, as well as follow-on products and additional applications of ThinPrep technology. There can be no assurance that the Company will obtain necessary regulatory approvals or successfully develop such imaging technology or any other ThinPrep technology.

Results of Operations

  Three Months Ended March 31, 2000 and 1999

     Net sales increased to $28.8 million in the first quarter of 2000 from $16.2 million for the same period of 1999, an increase of 78%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $23.5 million in the first quarter of 2000 from $12.7 million for the same period of 1999, an increase of 85%, and the gross margin increased to 82% in the first quarter of 2000 from 78% for the same period of 1999. Management attributes the increase in gross margin to the fact that sales of the ThinPrep Pap Test in the United States represented a larger portion of revenue in the first quarter of 2000. ThinPrep Pap Tests in the United States generally have a higher gross margin than the ThinPrep 2000 Processor or international sales of either tests or processors.

     Total operating expenses increased to $18.7 million in the first quarter of 2000 from $13.0 million for the same period of 1999, an increase of 44%. Research and development costs increased to $3.4 million in the first quarter of 2000 from $2.2 million for the same period of 1999, an increase of 55%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities. The Company expects that research and development expenses will increase in the succeeding quarters as a result of the development costs for the imaging system. Sales and marketing costs increased to $12.5 million in the first quarter of 2000 from $9.2 million for the same period of 1999, an increase of 37%. This increase primarily reflects expenses associated with the commissions related to increased sales, increased medical education program expense, and increased international sales personnel. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditures for personnel, physician and consumer marketing programs and commissions expense. General and administrative costs increased to $2.8 million in the first quarter of 2000 from $1.6 million for the same period of 1999, an increase of 75%, primarily due to litigation expenses associated with the patent infringement lawsuit (see "Legal Proceedings") and increased personnel costs.

Liquidity and Capital Resources

     Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $69.6 million as of March 31, 2000. The Company has funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $176.8 million, net of offering expenses. At March 31, 2000, the Company had cash, cash equivalents and short-term investments of $63.0 million. Cash used by the Company's operations during the first quarter of 2000, excluding the effects of the acquisition of Acu-Pak, Inc., was $1.6 million compared to $1.4 million in cash provided by the Company's operations for the same period in 1999, primarily as a result of an increase in accounts receivable and a decrease in accrued expenses partially offset by higher net income. The increase in accounts receivable of $4.0 million during the first quarter of 2000 was primarily due to growth in sales during the first quarter of the year. Net inventories increased approximately $0.3 million from December 31, 1999 to March 31, 2000 primarily due to increased raw material purchases for planned ThinPrep 3000 production.

     The Company's capital expenditures for the quarters ended March 31, 2000 and 1999 were $3.8 million and $1.1 million, respectively. The increase was due primarily to the acquisition of the land and building of Acu-Pak.

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

Income Taxes

     The Company's estimated effective tax rate for the three months ended March 31, 2000 was 16%, due primarily to the effect of net operating loss carryforwards and the application of the federal alternative minimum tax and certain state minimum taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year.

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

     A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company derived approximately 3% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro for the first quarter of 2000 which was billed in local currencies. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors Which May Affect Future Results

     The Company does not provide financial performance forecasts. The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, availability of reimbursement for the Company's product, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of FDA approval and market acceptance and the additional cost related thereto, a limited number of customers and a lengthy sales cycle, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, CPT code implementation delays and delays in reimbursement, risks associated with potential year 2000 software disruptions involving certain third party customers, suppliers and payors of the Company, a limited operating history, risks associated with commercialization, a history of losses, potential fluctuations in future quarterly results, management of growth, extensive government regulation, intense competition, risks associated with the Euro conversion, potential liabilities and costs associated with any existing or future litigation, uncertainty of additional applications and dependence on single source suppliers. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, financial condition and results of operations. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

     On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. ("AutoCyte") in the United States District Court for the District of Delaware. In addition to seeking a permanent injunction to stop AutoCyte from infringing the Company's patent, the Company seeks damages. AutoCyte has answered the complaint in the lawsuit and has asserted counterclaims seeking a judgment declaring that the patent at issue is invalid and unenforceable and not infringed by AutoCyte. On March 10, 2000, AutoCyte filed a Motion for Summary Judgment of non-infringement, which the Company has opposed. The lawsuit is in the early stages of discovery.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits
               --------

               27   Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CYTYC CORPORATION



Date: May 11, 2000                   By: /s/ Joseph W. Kelly
                                         --------------------
                                         Joseph W. Kelly
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)


                                     By: /s/ Leslie Teso-Lichtman
                                         ------------------------
                                         Leslie Teso-Lichtman
                                         Vice President & Controller

                                 EXHIBIT INDEX


Exhibit
Number              Description                                 Page
------              -----------                                 ----


27                  Financial Data Schedule                     17