Form 10-Q
period 2000-06-30
CYTYC CORP
filed 2000-08-14
CIK 849778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _______________ to __________________


                         Commission File Number 0-27558
                               CYTYC CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE
         --------                                            02-0407555
(State or other jurisdiction                                 ----------
    of incorporation or                                   (I.R.S. Employer
      organization)                                      Identification No.)

                     85 Swanson Road, Boxborough, MA  01719
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

     Yes  [X]     No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of August 10, 2000 was 37,137,958.

                           Total Number of Pages: 25
                          Exhibit Index is on Page 16

                               CYTYC CORPORATION


                               INDEX TO FORM 10-Q
                               ------------------


                                                                  Page
                                                                  ----

PART I        FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
               December 31, 1999 and June 30, 2000                  3

              Consolidated Statements of Income
               for the three and six months ended
               June 30, 1999 and 2000                               4

              Consolidated Statements of Cash Flows
               for the six months ended June 30, 1999 and 2000      5

              Notes to Consolidated Financial Statements            6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  9

     Item 3.  Quantitative and Qualitative Disclosures About       13
               Market Risk


PART II                      OTHER INFORMATION

     Item 1.  Legal Proceedings                                    13

     Item 4.  Submission of Matters to a Vote of Security Holders  13

     Item 6.  Exhibits and Reports on Form 8-K                     14

SIGNATURE                                                          15

PART I     FINANCIAL INFORMATION
    Item 1. Consolidated Financial Statements


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)


                                                                                          DECEMBER 31,      JUNE 30,
                                                                                            1999             2000
                                                                                          --------          --------
                                               ASSETS
Current assets:
   Cash and cash equivalents............................................................  $ 29,686          $ 50,886
   Short-term investments...............................................................    40,682            20,986
   Accounts receivable, net of allowance for doubtful accounts of $1,134 and $1,231 in
    1999 and 2000, respectively.........................................................    22,379            29,003
   Inventories..........................................................................     5,427             7,716
   Prepaid expenses and other current assets............................................       783             1,222
                                                                                          --------          --------
       Total current assets.............................................................    98,957           109,813
                                                                                          --------          --------
Property and equipment, net.............................................................    10,660            14,477
Intangible assets, net..................................................................        --             7,468
Other assets............................................................................     2,711             2,655
                                                                                          --------          --------
       Total assets.....................................................................  $112,328          $134,413
                                                                                          ========          ========


                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................................  $  4,400          $  5,319
   Accrued expenses.....................................................................    11,215            10,415
   Deferred revenue.....................................................................     1,722             1,755
                                                                                          --------          --------
       Total current liabilities........................................................    17,337            17,489
                                                                                          --------          --------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value--
     Authorized--5,000,000 shares
     No shares issued or outstanding....................................................        --                --
   Common Stock, $.01 par value--
     Authorized--200,000,000 shares
     Issued and outstanding: 36,139,878 shares in 1999
      and 37,111,012 shares in 2000.....................................................       361               371
   Additional paid-in capital...........................................................   169,951           180,293
   Accumulated other comprehensive loss.................................................       (53)             (853)
   Accumulated deficit..................................................................   (75,268)          (62,887)
                                                                                          --------          --------

       Total stockholders' equity.......................................................    94,991           116,924
                                                                                          --------          --------

       Total liabilities and stockholders' equity.......................................  $112,328          $134,413
                                                                                          ========          ========

 The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)



                                                                             THREE MONTHS ENDED       SIX  MONTHS ENDED
                                                                                  June 30,                 JUNE 30,
                                                                                1999          2000       1999         2000
                                                                             -------       -------    -------      -------
Net sales...............................................................     $18,831       $33,525    $35,036      $62,303
Cost of sales...........................................................       3,938         6,113      7,471       11,419
                                                                             -------       -------    -------      -------

   Gross profit.........................................................      14,893        27,412     27,565       50,884
                                                                             -------       -------    -------      -------

Operating expenses:
   Research and development.............................................       3,379         3,771      5,580        7,191
   Sales and marketing..................................................      10,660        14,368     19,821       26,881
   General and administrative...........................................       1,841         3,456      3,436        6,245
                                                                             -------       -------    -------      -------
       Total operating expenses.........................................      15,880        21,595     28,837       40,317
                                                                             -------       -------    -------      -------

Income (loss) from operations...........................................        (987)        5,817     (1,272)      10,567
Other income (expense), net:
   Interest income......................................................         907         1,079      1,849        2,060
   Other, net...........................................................       1,107            --      1,107           --
                                                                             -------       -------    -------      -------
       Other income, net................................................       2,014         1,079      2,956        2,060
                                                                             -------       -------    -------      -------

Income before provision for income taxes................................       1,027         6,896      1,684       12,627
Provision for income taxes..............................................          --           156         --          246
                                                                             -------       -------    -------      -------

Net income..............................................................     $ 1,027       $ 6,740    $ 1,684      $12,381
                                                                             =======       =======    =======      =======

Net income per common and potential common share:
   Basic................................................................       $0.03         $0.18      $0.05        $0.34
                                                                             =======       =======    =======      =======
   Diluted..............................................................       $0.03         $0.17      $0.05        $0.32
                                                                             =======       =======    =======      =======
Weighted average common and potential common shares outstanding:
   Basic................................................................      35,660        36,774     35,638       36,513
   Diluted..............................................................      36,856        39,347     36,860       39,252


  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     SIX MONTHS ENDED
                                                                                         June 30,
                                                                                   1999           2000
                                                                                   ----           ----
Cash flows from operating activities:
 Net income.............................................................       $  1,684        $ 12,381
Adjustments to reconcile net income to net cash provided by
 operating activities
   Depreciation and amortization........................................            797           1,425
   Provision for doubtful accounts......................................             --              97
   Amortization of goodwill and warrant.................................             --             815
   Compensation related to issuance of stock to directors...............             95             131
   Changes in assets and liabilities, excluding effects of acquisition
      Accounts receivable...............................................         (3,592)         (6,280)
      Inventories.......................................................           (408)         (2,011)
      Prepaid expenses and other current assets.........................           (456)           (424)
      Accounts payable..................................................          1,645             464
      Accrued expenses..................................................          1,745          (1,339)
      Deferred revenue..................................................            157              33
                                                                               --------        --------

                    Net cash provided by operating activities                     1,667           5,292
                                                                               --------        --------

Cash flows from investing activities:
   Acquisition of Acu-Pak, Inc. net of cash acquired....................             --          (5,760)
   Decrease in other assets.............................................            138              56
   Purchases of property and equipment..................................         (2,083)         (2,336)
   Purchases of short-term investments..................................        (24,773)        (17,620)
   Proceeds from maturity of short-term investments.....................         34,213          37,304
                                                                               --------        --------

                   Net cash provided by investing activities                      7,495          11,644
                                                                               --------        --------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrant..................            294           4,764
   Proceeds from issuance of shares under Employee Stock Purchase Plan..             37             288
                                                                               --------        --------

                   Net cash provided by financing activities............            331           5,052
                                                                               --------        --------

Effect of exchange rates on cash........................................            182            (788)
                                                                               --------        --------
Net increase in cash and cash equivalents...............................          9,675          21,200
Cash and cash equivalents, beginning of period..........................         33,566          29,686
                                                                               --------        --------

Cash and cash equivalents, end of period................................       $ 43,241        $ 50,886
                                                                               ========        ========

Supplemental disclosure of non-cash items:
   Changes in unrealized holding loss on short-term investments                $   (128)       $    (12)
                                                                               ========        ========

   Issuance of common stock warrant to Quest Diagnostics, Inc                        --        $  5,169
                                                                                               ========

   In connection with the acquisition of Acu-Pak, Inc., the following noncash transaction occurred:

   Fair value of assets acquired                                                     --        $  7,173
   Liabilities assumed                                                               --            (994)
                                                                               --------        --------
   Cash paid for acquisition and acquisition costs                                   --        $  6,179
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

  Short-term investments consist of U.S. government securities, corporate bonds and commercial paper with original maturities between three and twelve months. At June 30, 2000, the Company's available-for-sale securities had contractual maturities that expire at various dates through May 2001. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At June 30, 2000 and December 31, 1999, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


                                                                                        Gross
                                                                                      Unrealized
                                                                                       Holding
                                                                  Amortized             Gains               Fair
                                                                     Cost             (Losses)             Value
                                                                  -----------       -----------          ---------
                                                                                  (in thousands)

June 30, 2000
-------------
Available-for-sale securities
Corporate bonds (average maturity of 7.6 months)........            $ 1,986             $ (3)             $ 1,983
U.S. government and agency securities (average
 maturity of 4.5 months)................................              9,003               (7)               8,996
Commercial paper (average maturity of 2.4 months).......             10,009               (2)              10,007
                                                                    -------             ----              -------
                                                                    $20,998             $(12)             $20,986
                                                                    =======             ====              =======

December 31, 1999
-----------------
Available-for-sale securities
U.S. government and agency securities (average
 maturity of 3.9 months)..................................          $20,600             $(49)             $20,551
Commercial paper (average maturity of 1.2 months).........           20,126                5               20,131
                                                                    -------             ----              -------
                                                                    $40,726             $(44)             $40,682
                                                                    =======             ====              =======

(5) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                               DECEMBER  31,       JUNE 30,
                                               ------------        -------
                                                   1999              2000
                                                   -----             -----
                                                        (in thousands)
Raw material and work-in-process............      $2,927            $4,745
Finished goods..............................       2,500             2,971
                                                  ------            ------
                                                  $5,427            $7,716
                                                  ======            ======

(6) Net Income Per Common Share

  The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three and six month periods ended June 30, 1999 and 2000.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                                  Three Months                Six Months
                                                                                      Ended                      Ended
                                                                                     June 30,                   June 30,
                                                                                  1999    2000                1999    2000
                                                                                  ----    ----                ----    ----
Basic weighted average common shares outstanding.............................    35,660  36,774              35,638  36,513
Dilutive effect of assumed exercise of stock options and warrant.............     1,196   2,573               1,222   2,739
                                                                                 ------  ------              ------  ------
Weighted average common shares outstanding assuming dilution.................    36,856  39,347              36,860  39,252
                                                                                 ======  ======              ======  ======


  Diluted weighted average shares outstanding excludes 676,154 and 5,628 potential common shares from stock options and warrant outstanding for the three months ended June 30, 1999 and 2000, respectively, and 599,725 and 52,076 potential common shares from stock options and warrants outstanding for the six months ended June 30, 1999 and 2000 as their effect would be anti-dilutive.

(7) Reporting Comprehensive Income

   The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including such items as unrealized holding gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive income for the three months ended June 30, 1999 and 2000 was $1,020 and $6,423 respectively. The Company's comprehensive income for the six months ended June 30, 1999 and 2000 was $1,738 and $11,581 respectively.

(8) Legal Proceedings

   On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. in the United States District Court for the District of Delaware. In September 1999, AutoCyte, Inc. effected a merger with NeoPath, Inc. The combined company was renamed TriPath Imaging, Inc. ("TriPath"). In addition to seeking a permanent injunction to stop TriPath from infringing the Company's patent, the Company seeks damages. TriPath answered the complaint in the lawsuit and asserted counterclaims seeking a judgment declaring that the patent at issue is invalid and unenforceable and not infringed by TriPath. On March 10, 2000, TriPath filed a Motion for Summary Judgement of non-infringement, which the Company opposed. On May 16, 2000, TriPath filed a motion for leave to amend its answer and counterclaims in order to assert counterclaims that accused Cytyc of certain violations of federal antitrust law, making false and misleading statements in violation of federal and state unfair competition law, tortious interference, abuse of process, and trade libel. In addition, TriPath sought to add certain affirmative defenses to the patent infringement claims. On June 8, 2000, the Company opposed TriPath's motion for leave to amend, and on June 30, 2000, the court denied TriPath's motion. Discovery is ongoing in this case.

   On May 12, 2000, the Company filed a lawsuit against TriPath in the United States District Court for the District of Massachusetts. The Company seeks damages and injunctive relief and alleges that TriPath engaged in false and misleading description, representation, advertising and promotion, unfair competition, commercial disparagement, and interference with Cytyc's advantageous business relationships. On June 5, 2000, the Massachusetts District Court stayed the case until the Delaware District Court, where the Company's lawsuit for patent infringement is pending against TriPath, ruled upon whether there should be two proceedings and, if not, where the dispute should be litigated. The Company has filed a motion to reconsider the stay and has opposed TriPath's motion to transfer the case to the Delaware District Court. The lawsuit is in its earliest stages.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep(R) System consists of the ThinPrep(R) Processor and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep 2000 Processor and related reagents for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep 2000 System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV I DNA Assay of Digene Corporation. In March 1999, the FDA approved the use of Hybrid Capture II DNA Assay from a single vial of patient specimen collected in ThinPrep solution. In the third quarter of 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep Imaging System(TM) to aid in cervical cancer screening and is currently developing the product in preparation for clinical trials. In May 2000, the FDA approved the ThinPrep(R) 3000 Processor, the Company's next-generation processor.

  In the past, the Company has incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep System, ThinPrep 3000 Processor, and ThinPrep Imaging System, expansion of the Company's manufacturing facilities, and the establishment of a sales and marketing organization. The Company may experience losses in the future due to domestic and international marketing and sales activities and new product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company's products continue to gain market acceptance, the rate and size of expenditures incurred for domestic and international sales and distribution activities, the timing and level of reimbursement for the ThinPrep System by third-party payors, and other factors, many of which are outside the Company's control.

  The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed automated customized equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System. In January 2000, the Company acquired approximately 2.7 acres of land and facilities of Acu-Pak, Inc., a contract packager in Londonderry, New Hampshire that was manufacturing, filling vials containing and distributing the Company's solutions for all of its ThinPrep line of products for $5.9 million in cash. The Company accounted for the acquisition as a purchase and is amortizing goodwill associated with the purchase over seven years beginning in January 2000.

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

  The Company expects to continue significant expenditures for sales and marketing activities of the ThinPrep System and ThinPrep 3000 Processor for cervical cancer screening in 2000. There can be no assurance that the Company's current and planned sales and marketing activities will result in increased net sales or will succeed in promoting the ThinPrep System to health care providers, third-party payors or clinical laboratories.

  The Company expects to increase its expenditures in 2000 for research and development to fund development of the ThinPrep Imaging System, as well as
follow-on products and additional applications of ThinPrep technology.   There
can be no assurance that the Company will obtain necessary regulatory approvals or successfully develop such imaging technology or any other ThinPrep technology.

RESULTS OF OPERATIONS

 Three Months Ended June 30, 2000 and 1999

  Net sales increased to $33.5 million in the second quarter of 2000 from $18.8 million for the same period of 1999, an increase of 78%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $27.4 million in the second quarter of 2000 from $14.9 million for the same period of 1999, an increase of 84%, and the gross margin increased to 82% in the second quarter of 2000 from 79% for the same period of 1999. ThinPrep Pap Tests in the United States generally have a higher gross margin than the ThinPrep 2000 Processor or international sales of either tests or processors. Management attributes the increase in gross margin to the fact that sales of the ThinPrep Pap Test in the United States represented a larger portion of revenue in the second quarter of 2000.

  Total operating expenses increased to $21.6 million in the second quarter of 2000 from $15.9 million for the same period of 1999, an increase of 36%. Research and development costs increased to $3.8 million in the second quarter of 2000 from $3.4 million for the same period of 1999, an increase of 12%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities. The Company expects that research and development expenses will increase in the succeeding quarters as a result of the development costs for the imaging system. Sales and marketing costs increased to $14.4 million in the second quarter of 2000 from $10.7 million for the same period of 1999, an increase of 35%. This increase primarily reflects expenses associated with personnel costs and commissions related to increased sales and increased international sales personnel, the opening of new branches and physician advertising programs. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditures for personnel, physician and consumer marketing programs and commissions expense. General and administrative costs increased to $3.5 million in the second quarter of 2000 from $1.8 million for the same period of 1999, an increase of 88%, primarily due to litigation expenses associated with the patent infringement and other lawsuits (see "Legal Proceedings") and increased personnel costs.

  Interest income increased to $1.1 million in the second quarter of 2000 from $0.9 million for the same period of 1999, an increase of 19%, due to higher interest rates in 2000. The Company also recorded $1.1 million in other income during the second quarter of 1999 resulting from the favorable settlement of certain litigation.

Six Months Ended June 30, 2000 and 1999

  Net sales increased to $62.3 million in the first six months of 2000 from $35.0 million for the same period of 1999, an increase of 78%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $50.9 million in the first six months of 2000 from $27.6 million for the same period of 1999, an increase of 85%, and the gross margin increased to 82% in the first six months of 2000 from 79% for the same period of 1999. Management attributes the increase in gross margin in 2000 primarily to increased sales of the higher gross margin ThinPrep Pap Test in the United States as compared to domestic sales of the ThinPrep 2000 Processor or international sales of either tests or processors.

  Total operating expenses increased to $40.3 million in the first six months of 2000 from $28.8 million for the same period of 1999, an increase of 40%. Research and development costs increased to $7.2 million in the first six months of 2000 from $5.6 million for the same period of 1999, an increase of 29%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities. The Company expects that research and development expenses will increase in the succeeding quarters as a result of the development costs for the imaging system. Sales and marketing costs increased to $26.9 million in the first six months of 2000 from $19.8 million for the same period of 1999, an increase of 36%. This increase primarily reflects expenses associated with personnel costs and commissions related to increased sales, increased medical education programs, and increased international sales personnel, opening of new branches and physician advertising programs. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditures for personnel, physician and consumer marketing programs and commission expense. General and administrative costs increased to $6.2 million in the first six months of 2000 from $3.4 million for the same period of 1999, an increase of 82%, primarily due to litigation expenses associated with the patent infringement and other lawsuits (see "Legal Proceedings") and increased personnel costs.

  Interest income increased to $2.1 million in the first six months of 2000 from $1.8 million for the same period of 1999, an increase of 11%, due to higher interest rates in 2000. The Company also recorded $1.1 million in other income during the first six months of 1999 resulting from favorable settlement of certain litigation.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $62.9 million as of June 30, 2000. The Company has funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $180.7 million, net of offering expenses. At June 30, 2000, the Company had cash, cash equivalents and short-term investments of $71.9 million. Cash provided by the Company's operations during the six months ended June 30, 2000, was $5.3 million compared to $1.7 million in cash provided by the Company's operations for the same period in 1999, primarily as a result of significantly higher net income. The increase in accounts receivable of $6.3 million during the first six months of 2000 was primarily due to significant growth in sales during 2000 compared to 1999. Net inventories increased approximately $2.0 million during the six months ended June 30, 2000 primarily due to increased raw material purchases for planned ThinPrep 3000 production and increased demand for filters and solutions.

   The Company's capital expenditures for the six months ended June 30, 2000 and 1999 were $2.3 million excluding the acquisition of Acu-Pak, and $2.0 million, respectively. The increase was due primarily to production equipment, furniture and fixtures, computer hardware and software purchases which were partially offset by a decrease in leasehold improvements.

  The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening and additional applications of its ThinPrep technology. The Company's liquidity and capital requirements will also depend upon the progress of the Company's research and development programs to develop follow-on products including the ThinPrep Imaging System, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with existing or future litigation (see "Legal Proceedings"). There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

INCOME TAXES

  The Company's estimated effective tax rate for the three months ended June 30, 2000 was 2.3%, due primarily to the effect of net operating loss carryforwards and the application of the federal alternative minimum tax and certain state minimum taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year.

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

   The Company has completed its assessment of the potential impact of the year 2000 problem on the Company's products, internal information systems and third-party suppliers, payors and laboratory customers, and has finalized a year 2000 contingency plan for all mission critical systems. The plan includes an assessment of possible contingencies and responsive remediation plans if any of these systems are determined to have year 2000 issues. The costs incurred by the Company through June 30, 2000 to address year 2000 compliance efforts were approximately $40,000.

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

  A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company derived approximately 2% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro for the first six months of 2000 which was billed in local currencies. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

  Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. The Company does not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, or derivative commodity instruments. All of the Company's investments are in short-term, investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

   On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. in the United States District Court for the District of Delaware. In September 1999, AutoCyte, Inc. effected a merger with NeoPath, Inc. The combined company was renamed TriPath Imaging, Inc. ("TriPath"). In addition to seeking a permanent injunction to stop TriPath from infringing the Company's patent, the Company seeks damages. TriPath answered the complaint in the lawsuit and asserted counterclaims seeking a judgment declaring that the patent at issue is invalid and unenforceable and not infringed by TriPath. On March 10, 2000, TriPath filed a Motion for Summary Judgement of non-infringement, which the Company opposed. On May 16, 2000, TriPath filed a motion for leave to amend its answer and counterclaims in order to assert counterclaims that accused Cytyc of certain violations of federal antitrust law, making false and misleading statements in violation of federal and state unfair competition law, tortious interference, abuse of process, and trade libel. In addition, TriPath sought to add certain affirmative defenses to the patent infringement claims. On June 8, 2000, the Company opposed TriPath's motion for leave to amend, and on June 30, 2000, the court denied TriPath's motion. Discovery is ongoing in this case.

   On May 12, 2000, the Company filed a lawsuit against TriPath in the United States District Court for the District of Massachusetts. The Company seeks damages and injunctive relief and alleges that TriPath engaged in false and misleading description, representation, advertising and promotion, unfair competition, commercial disparagement, and interference with Cytyc's advantageous business relationships. On June 5, 2000, the Massachusetts District Court stayed the case until the Delaware District Court, where the Company's lawsuit for patent infringement is pending against TriPath, ruled upon whether there should be two proceedings and, if not, where the dispute should be litigated. The Company has filed a motion to reconsider the stay and has opposed TriPath's motion to transfer the case to the Delaware District Court. The lawsuit is in its earliest stages.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

  At the Company's annual meeting of stockholders held on June 7, 2000 (the "2000 Annual Meeting"), the Company's stockholders took the following actions:

   1. The Company's stockholders elected Sally Crawford, C. William McDaniel and Patrick Sullivan as Class I Directors, each to serve for a three year term expiring at the Company's annual meeting of stockholders in 2003, or until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2000 Annual Meeting. With respect to such matter, the votes were cast as follows: 32,474,784 shares were voted for the election of Ms. Crawford, 32,474,346 shares were voted for the election of Mr. McDaniel, 28,518,802 shares were voted for the election of Mr. Sullvan, 393,663 shares were withheld from the election of Ms. Crawford, 394,101 shares were withheld from the election of Mr. McDaniel and 4,349,645 shares were withheld from the election of Mr. Sullivan. No other persons were nominated or received votes, for election as directors of the Company at the 2000 Annual Meeting. The other directors of the Company whose terms of office continued after the 2000 Annual Meeting were Alfred J. Battaglia, Walter E. Boomer, William G. Little, Anna S. Richo, and Monroe E. Trout, M.D.

   2. The Company's stockholders approved an amendment to the Company's Third Amended and Restated Certificate of incorporation increasing from 60,000,000 to 200,000,000 the number of authorized shares of Common Stock, $.01 par value, of the Company. With respect to such matter, the votes were cast as follows: 21,673,450 shares were voted for the proposal, 10,760,771 shares were voted against the proposal and 434,226 shares were abstained from voting on the proposal.

   3. The Company's stockholders ratified and approved the Company's Amended and Restated 1995 Non-Employee Director Stock Option Plan (the "Plan") which provides that in the event of the retirement of any non-employee director of the Company, all outstanding and unvested options granted to such non-employee director under the Plan shall be immediately and automatically accelerated and become fully vested and exercisable in full. With respect to such matter, the votes were cast as follows: 27,372,611 shares were voted for the proposal, 5,052,162 shares were voted against the proposal and 443,624 shares were abstained from voting on the proposal.

   4. The Company's stockholders ratified the selection of Arthur Andersen LLP, independent certified public accountants, as auditors for the Company's fiscal year ending December 31, 2000. With respect to such matter, the votes were cast as follows: 32,830,672 shares were voted for the proposal, 14,493 shares were voted against the proposal and 23,282 shares were abstained from voting on the proposal.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)  Exhibits
          --------

       3, 4 Certificate of Amendment of Third Amended and Restated Certificate of Incorporation

       10    Amended and Restated 1995 Non-Employee Director Stock Option Plan

       27    Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

       There were no reports on Form 8-K filed by the Company for the quarter ended June 30, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CYTYC CORPORATION



Date: August 14, 2000                  By:  /s/ Joseph W. Kelly
                                           --------------------
                                           Joseph W. Kelly
                                           Senior Vice President, Chief
                                           Financial Officer and
                                           Treasurer
                                           (Principal Financial and Accounting
                                           Officer)


                                       By:  /s/ Leslie Teso-Lichtman
                                           -------------------------
                                           Leslie Teso-Lichtman
                                           Vice President & Controller

                                 EXHIBIT INDEX


Exhibit
Number            Description                                        Page
------            -----------                                        ----
3, 4              Certificate of Amendment of Third Amended and
                  Restated Certificate of Incorporation               17

10                Amended and Restated 1995 Non-Employee
                  Director Stock Option Plan                          18

27                Financial Data Schedule                             25