Form 10-Q
period 2000-09-30
CYTYC CORP
filed 2000-11-13
CIK 849778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _______________ to __________________


                        Commission File Number 0-27558
                               CYTYC CORPORATION
            (Exact name of registrant as specified in its charter)


           DELAWARE                                             02-0407755
-------------------------------                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    85 Swanson Road, Boxborough, MA  01719
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

     Yes   [X]     No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of November 8, 2000 was 37,564, 798.

                           Total Number of Pages: 17
                          Exhibit Index is on Page 16

                               CYTYC CORPORATION


                               INDEX TO FORM 10-Q
                               ------------------


                                                                            Page
                                                                            ----

PART I         FINANCIAL INFORMATION
     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of
                December 31, 1999 and September 30, 2000                      3

               Consolidated Statements of Income for the three and
                nine months ended September 30, 1999 and 2000                 4

               Consolidated Statements of Cash Flows for the
                nine months ended September 30, 1999 and 2000                 5

               Notes to Consolidated Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    13


PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                             13

     Item 6.   Exhibits and Reports on Form 8-K                              14

SIGNATURE                                                                    15

PART I    FINANCIAL INFORMATION
     Item 1.   Consolidated Financial Statements


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)


                                                                                       DECEMBER 31,     SEPTEMBER 30,
                                                                                          1999              2000
                                                                                       ------------     -------------
                                   ASSETS
Current assets:
   Cash and cash equivalents......................................................        $ 29,686          $ 55,941
   Short-term investments.........................................................          40,682            22,793
   Accounts receivable, net of allowance for doubtful accounts of $1,134 and
      $1,287 in 1999 and 2000, respectively.......................................          22,379            33,463
   Inventories....................................................................           5,427             9,700
   Prepaid expenses and other current assets......................................             783             1,056
                                                                                          --------          --------
      Total current assets........................................................          98,957           122,953
                                                                                          --------          --------
Property and equipment, net.......................................................          10,660            16,730
Intangible assets, net............................................................              --             6,971
Other assets......................................................................           2,711             2,376
                                                                                          --------          --------
      Total assets................................................................        $112,328          $149,030
                                                                                          ========          ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................           $  4,400          $  5,871
   Accrued expenses............................................................             11,215            11,526
   Deferred revenue............................................................              1,722             2,441
                                                                                          --------          --------
      Total current liabilities................................................             17,337            19,838
                                                                                          --------          --------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value--
      Authorized--5,000,000 shares
      No shares issued or outstanding..........................................                 --                --
   Common Stock, $.01 par value--
      Authorized--200,000,000 shares
      Issued and outstanding: 36,139,878 shares in 1999 and
         37,276,490 shares in 2000..............................................               361               373
   Additional paid-in capital...................................................           169,951           181,883
   Accumulated other comprehensive loss.........................................               (53)           (1,171)
   Accumulated deficit..........................................................           (75,268)          (51,893)
                                                                                          --------          --------

       Total stockholders' equity..............................................             94,991           129,192
                                                                                          --------          --------

       Total liabilities and stockholders' equity..............................           $112,328          $149,030
                                                                                          ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)




                                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                                1999         2000       1999         2000
                                                                             -------      -------    -------      -------
Net sales............................................................        $21,331      $37,209    $56,367      $99,512
Cost of sales........................................................          3,832        5,866     11,303       17,285
                                                                             -------      -------    -------      -------

   Gross profit......................................................         17,499       31,343     45,064       82,227
                                                                             -------      -------    -------      -------

Operating expenses:
   Research and development..........................................          4,246        3,462      9,826       10,653
   Sales and marketing...............................................         11,842       14,264     31,663       41,145
   General and administrative........................................          1,254        3,539      4,690        9,784
                                                                             -------      -------    -------      -------
      Total operating expenses.......................................         17,342       21,265     46,179       61,582
                                                                             -------      -------    -------      -------

Income (loss) from operations........................................            157       10,078     (1,115)      20,645
Other income (expense), net:
   Interest income...................................................            936        1,263      2,785        3,323
   Other, net........................................................             --           --      1,107           --
                                                                             -------      -------    -------      -------
      Other income, net..............................................            936        1,263      3,892        3,323
                                                                             -------      -------    -------      -------
Income before provision for income taxes.............................          1,093       11,341      2,777       23,968
Provision for income taxes...........................................             --          346         --          592
                                                                             -------      -------    -------      -------

Net income...........................................................        $ 1,093      $10,995    $ 2,777      $23,376
                                                                             =======      =======    =======      =======

Net income per common and potential common share:
   Basic.............................................................          $0.03        $0.30      $0.08        $0.64
                                                                             =======      =======    =======      =======
   Diluted...........................................................          $0.03        $0.28      $0.07        $0.60
                                                                             =======      =======    =======      =======

Weighted average common and potential common shares outstanding:
   Basic.............................................................         35,800       37,195     35,686       36,740
   Diluted...........................................................         37,626       39,437     37,106       39,259

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                        1999         2000
                                                                                      --------     --------
Cash flows from operating activities:
Net income.....................................................................       $  2,777     $ 23,376
Adjustments to reconcile net income to net cash provided by
   operating activities
      Depreciation and amortization............................................          1,288        2,181
      Provision for doubtful accounts..........................................            104          153
      Amortization of goodwill and warrant.....................................             --        1,312
      Compensation related to issuance of stock to directors...................            118          186
      Changes in assets and liabilities, excluding effects of acquisition
         Accounts receivable...................................................         (7,383)     (10,796)
         Inventories...........................................................           (536)      (3,995)
         Prepaid expenses and other current assets.............................           (355)        (258)
         Accounts payable......................................................          2,603        1,016
         Accrued expenses......................................................          2,348         (228)
         Deferred revenue......................................................            259          719
                                                                                      --------     --------

            Net cash provided by operating activities..........................          1,223       13,666
                                                                                      --------     --------

Cash flows from investing activities:
   Acquisition of Acu-Pak, Inc. net of cash acquired...........................             --       (5,760)
   Decrease in other assets....................................................            116          335
   Purchases of property and equipment.........................................         (2,933)      (5,345)
   Purchases of short-term investments.........................................        (41,557)     (27,917)
   Proceeds from maturity of short-term investments............................         46,796       45,799
                                                                                      --------     --------

            Net cash provided by investing activities..........................          2,422        7,112
                                                                                      --------     --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrant.........................          2,189        6,299
   Proceeds from issuance of shares under Employee Stock Purchase Plan.........             37          288
                                                                                      --------     --------

             Net cash provided by financing activities.........................          2,226        6,587
                                                                                      --------     --------

Effect of exchange rates on cash...............................................             95       (1,110)
                                                                                      --------     --------
Net increase in cash and cash equivalents......................................          5,966       26,255
Cash and cash equivalents, beginning of period.................................         33,566       29,686
                                                                                      --------     --------

Cash and cash equivalents, end of period.......................................       $ 39,532     $ 55,941
                                                                                      ========     ========

Supplemental disclosure of non-cash items:
Changes in unrealized holding loss on short-term investments                          $   (132)    $     (7)
                                                                                      ========     ========

Issuance of common stock warrant to Quest Diagnostics, Inc                                 --      $  5,169
                                                                                                   ========

In connection with the acquisition of Acu-Pak, Inc., the following noncash transaction occurred:

Fair value of assets acquired                                                               --     $  7,173
Liabilities assumed                                                                         --         (994)
                                                                                      --------     --------
Cash paid for acquisition and acquisition costs                                             --     $  6,179
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

     Short-term investments consist of U.S. government securities, corporate bonds and commercial paper with original maturities between three and twelve months. At September 30, 2000, the Company's available-for-sale securities had contractual maturities that expire at various dates through September 2001. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At September 30, 2000 and December 31, 1999, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                               GROSS
                                                                             UNREALIZED
                                                                              HOLDING
                                                                  AMORTIZED    GAINS            FAIR
                                                                    COST      (LOSSES)          VALUE
                                                                  ---------  -----------    -------------
                                                                           (IN THOUSANDS)
     SEPTEMBER 30, 2000
      Available-for-sale securities
      Corporate bonds (average maturity of 4.5 months).....         $ 1,991        $ (2)        $ 1,989
      U.S. government and agency securities (average
       maturity of 7.4 months).............................          12,874          (3)         12,871
      Commercial paper (average maturity of 1.9 months)....           7,935          (2)          7,933
                                                                    -------        ----         -------
                                                                    $22,800        $ (7)        $22,793
                                                                    =======        ====         =======

    DECEMBER 31, 1999
     Available-for-sale securities
     U.S. government and agency securities (average
      maturity of 3.9 months)..............................         $20,600        $(49)        $20,551
     Commercial paper (average maturity of 1.2 months).....          20,126           5          20,131
                                                                    -------        ----         -------
                                                                    $40,726        $(44)        $40,682
                                                                    =======        ====         =======

(5)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:



                                                     DECEMBER  31,     SEPTEMBER  30,
                                                         1999              2000
                                                     -------------     --------------
                                                              (in thousands)
  Raw material and work-in-process...............           $2,927            $5,984
  Finished goods.................................            2,500             3,716
                                                            ------            ------
                                                            $5,427            $9,700
                                                            ======            ======

(6)  Net Income Per Common Share

     The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three and nine month periods ended September 30, 1999 and 2000.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                         THREE MONTHS           NINE MONTHS
                                                                             ENDED                 ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                          1999    2000          1999    2000
                                                                         ------  ------       ------  ------
Basic weighted average common shares outstanding.....................    35,800  37,195       35,686  36,740
Dilutive effect of assumed exercise of stock options and warrant.....     1,826   2,242        1,420   2,519
                                                                         ------  ------       ------  ------
Weighted average common shares outstanding assuming dilution.........    37,626  39,437       37,106  39,259
                                                                         ======  ======       ======  ======

     Diluted weighted average shares outstanding excludes 13,806 and 102,262 potential common shares from stock options and warrant outstanding for the three months ended September 30, 1999 and 2000, respectively, and 580,512 and 256,547 potential common shares from stock options and warrants outstanding for the nine months ended September 30, 1999 and 2000 as their effect would be anti-dilutive.

(7)  Comprehensive Income

     The components of comprehensive income for the three and nine months ended September 30, 1999 and 2000 are as follows:

                                                                         THREE MONTHS           NINE MONTHS
                                                                             ENDED                 ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                          1999     2000         1999    2000
                                                                         -------  -------      ------  ------
                                                                                     (IN THOUSANDS)
Comprehensive income:
   Net income........................................................    $1,093  $10,995       $2,777  $23,376
   Other comprehensive income (loss)
      Unrealized gain (loss) on short-term investments...............        (4)       5         (132)      (7)
      Foreign currency translation...................................       (87)    (323)          95   (1,110)
                                                                         ------  -------       ------  -------
Comprehensive income.................................................    $1,002  $10,677       $2,740  $22,259
                                                                         ======  =======       ======  =======

(8)  Legal Proceedings

     On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. in the United States District Court for the District of Delaware. In September 1999, AutoCyte, Inc. effected a merger with NeoPath, Inc. The combined company was renamed TriPath Imaging, Inc. ("TriPath"). In addition to seeking a permanent injunction to stop TriPath from infringing the Company's patent, the Company seeks damages. TriPath answered the complaint in the lawsuit and asserted counterclaims seeking a judgment declaring that the patent at issue is invalid and unenforceable and not infringed by TriPath. On March 10, 2000, TriPath filed a Motion for Summary Judgement of non-infringement, which the Company opposed. On May 16, 2000, TriPath filed a motion for leave to amend its answer and counterclaims in order to assert counterclaims that accused Cytyc of certain violations of federal antitrust law, making false and misleading statements in violation of federal and state unfair competition law, tortious interference, abuse of process, and trade libel. In addition, TriPath sought to add certain affirmative defenses to the patent infringement claims. On June 8, 2000, the Company opposed TriPath's motion for leave to amend, and on June 30, 2000, the court denied TriPath's motion. Fact discovery closed in September 2000. On October 25, 2000, TriPath filed a motion to preclude the Company's expert witnesses' testimony, which the Company opposed. Expert discovery is ongoing in this case.

     On May 12, 2000, the Company filed a lawsuit against TriPath in the United States District Court for the District of Massachusetts. The Company seeks damages and injunctive relief and alleges that TriPath engaged in false and misleading description, representation, advertising and promotion, unfair competition, commercial disparagement, and interference with Cytyc's advantageous business relationships. On June 5, 2000, the Massachusetts District Court stayed the case until the Delaware District Court, where the Company's lawsuit for patent infringement is pending against TriPath, ruled upon whether there should be two proceedings and, if not, where the dispute should be litigated. The Court lifted the stay on September 28, 2000, and discovery is beginning in this case. The lawsuit is in its earliest stages.

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

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2000 and 1999

     Net sales increased to $37.2 million in the third quarter of 2000 from $21.3 million for the same period of 1999, an increase of 74%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $31.3 million in the third quarter of 2000 from $17.5 million for the same period of 1999, an increase of 79%, and the gross margin increased to 84% in the third quarter of 2000 from 82% for the same period of 1999. ThinPrep Pap Tests in the United States generally have a higher gross margin than the ThinPrep 2000 Processor or international sales of either tests or processors. Management attributes the increase in gross margin to the fact that sales of the ThinPrep Pap Test in the United States represented a larger portion of revenue in the third quarter of 2000 and to reduction in the costs to manufacture its ThinPrep Pap Test.

     Total operating expenses increased to $21.3 million in the third quarter of 2000 from $17.3 million for the same period of 1999, an increase of 23%. Research and development costs decreased to $3.5 million in the third quarter of 2000 from $4.2 million for the same period of 1999, a decrease of 18%, primarily as a result of the timing of engineering costs associated with the Company's ThinPrep Imaging System development activities. The Company expects that research and development expenses will increase in the succeeding quarters as a result of the development costs for the imaging system. Sales and marketing costs increased to $14.3 million in the third quarter of 2000 from $11.8 million for the same period of 1999, an increase of 20%. This increase primarily reflects expenses associated with marketing costs related to production, direct to consumer advertising, medical education programs and increased international sales personnel, the opening of new branches and physician advertising programs. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditures for personnel, physician and consumer marketing programs and commissions expense. General and administrative costs increased to $3.5 million in the third quarter of 2000 from $1.3 million for the same period of 1999, an increase of 182%, primarily due to litigation expenses associated with the patent infringement and other lawsuits (see "Legal Proceedings") and increased personnel costs. In the third quarter of 1999, the Company revised its estimate and reversed $700,000 in legal expenses which had been accrued for certain litigation which was favorably settled during the second quarter of 1999. Excluding the reversal, general and administrative expenses would have increased 80% over the 1999 quarter.

     Interest income increased to $1.3 million in the third quarter of 2000 from $0.9 million for the same period of 1999, an increase of 35%, due to both higher interest rates and higher cash balances available for investment.

Nine Months Ended September 30, 2000 and 1999

     Net sales increased to $99.5 million in the first nine months of 2000 from $56.4 million for the same period of 1999, an increase of 77%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $82.2 million in the first nine months of 2000 from $45.1 million for the same period of 1999, an increase of 82%, and the gross margin increased to 83% in the first nine months of 2000 from 80% for the same period of 1999. Management attributes the increase in gross margin in 2000 primarily to increased sales of the higher gross margin ThinPrep Pap Test in the United States as compared to domestic sales of the ThinPrep 2000 Processor or international sales of either tests or processors and to reduction in the costs to manufacture its ThinPrep Pap Test.

     Total operating expenses increased to $61.6 million in the first nine months of 2000 from $46.2 million for the same period of 1999, an increase of 33%. Research and development costs increased to $10.7 million in the first nine months of 2000 from $9.8 million for the same period of 1999, an increase of 8%, primarily as a result of prototype material costs associated with the Company's ThinPrep Imaging System development activities. The Company expects that research and development expenses will increase in the succeeding quarters as a result of the development costs for the imaging system. Sales and marketing costs increased to $41.1 million in the first nine months of 2000 from $31.7 million for the same period of 1999, an increase of 30%. This increase primarily reflects expenses associated with personnel costs and commissions related to increased sales and increased medical education programs, increased international expenses associated with increased international sales personnel, and opening of new branches and physician advertising programs. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditures for personnel, physician and consumer marketing programs and commission expense. General and administrative costs increased to $9.8 million in the first nine months of 2000 from $4.7 million for the same period of 1999, an increase of 109%, primarily due to litigation expenses associated with the patent infringement and other lawsuits (see "Legal Proceedings") and increased personnel costs. In the third quarter of 1999, the Company revised its estimate and reversed $700,000 in legal expenses which had been accrued for certain litigation which was favorably settled during the second quarter of 1999. Excluding the reversal, general and administrative expenses would have increased 82% over 1999.

     Interest income increased to $3.3 million in the first nine months of 2000 from $2.8 million for the same period of 1999, an increase of 19%, due primarily to higher interest rates in 2000. The Company also recorded $1.1 million in other income during the first nine months of 1999 resulting from favorable settlement of certain litigation.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $51.9 million as of September 30, 2000. The Company has funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $182.3 million, net of offering expenses. At September 30, 2000, the Company had cash, cash equivalents and short-term investments of $78.7 million. Cash provided by the Company's operations during the nine months ended September 30, 2000, was $13.7 million compared to $1.2 million in cash provided by the Company's operations for the same period in 1999, primarily as a result of significantly higher net income. The increase in accounts receivable of $10.8 million during the first nine months of 2000 was primarily due to significant growth in sales during 2000 compared to 1999. Net inventories increased approximately $4.0 million during the nine months ended September 30, 2000 primarily due to increased raw material purchases for ThinPrep 3000 production and higher finished goods for increased filter and solution demand.

     The Company's capital expenditures for the nine months ended September 30, 2000 and 1999 were $5.3 million excluding the acquisition of Acu-Pak, and $2.9 million, respectively. The increase was due primarily to production equipment which was partially offset by a decrease in leasehold improvements and furniture and fixture purchases.

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

INCOME TAXES

     The Company's estimated effective tax rate for the three months ended September 30, 2000 was 3.1%, due primarily to the effect of net operating loss carryforwards and the application of the federal alternative minimum tax and certain state minimum taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year.

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

     The Company has completed its assessment of the potential impact of the year 2000 problem on the Company's products, internal information systems and third-party suppliers, payors and laboratory customers, and has finalized a year 2000 contingency plan for all mission critical systems. The plan includes an assessment of possible contingencies and responsive remediation plans if any of these systems are determined to have year 2000 issues. The costs incurred by the Company through September 30, 2000 to address year 2000 compliance efforts were approximately $40,000.

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

     A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company derived approximately 1% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro for the first nine months of 2000 which was billed in local currencies. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. in the United States District Court for the District of Delaware. In September 1999, AutoCyte, Inc. effected a merger with NeoPath, Inc. The combined company was renamed TriPath Imaging, Inc. ("TriPath"). In addition to seeking a permanent injunction to stop TriPath from infringing the Company's patent, the Company seeks damages. TriPath answered the complaint in the lawsuit and asserted counterclaims seeking a judgment declaring that the patent at issue is invalid and unenforceable and not infringed by TriPath. On March 10, 2000, TriPath filed a Motion for Summary Judgement of non-infringement, which the Company opposed. On May 16, 2000, TriPath filed a motion for leave to amend its answer and counterclaims in order to assert counterclaims that accused Cytyc of certain violations of federal antitrust law, making false and misleading statements in violation of federal and state unfair competition law, tortious interference, abuse of process, and trade libel. In addition, TriPath sought to add certain affirmative defenses to the patent infringement claims. On June 8, 2000, the Company opposed TriPath's motion for leave to amend, and on June 30, 2000, the court denied TriPath's motion. Fact discovery closed in September 2000. On October 25, 2000, TriPath filed a motion to preclude the Company's expert witnesses' testimony, which the Company opposed. Expert discovery is ongoing in this case.

     On May 12, 2000, the Company filed a lawsuit against TriPath in the United States District Court for the District of Massachusetts. The Company seeks damages and injunctive relief and alleges that TriPath engaged in false and misleading description, representation, advertising and promotion, unfair competition, commercial disparagement, and interference with Cytyc's advantageous business relationships. On June 5, 2000, the Massachusetts District Court stayed the case until the Delaware District Court, where the Company's lawsuit for patent infringement is pending against TriPath, ruled upon whether there should be two proceedings and, if not, where the dispute should be litigated. The Court lifted the stay on September 28, 2000, and discovery is beginning in this case. The lawsuit is in its earliest stages.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed by the Company for the quarter ended September 30, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CYTYC CORPORATION



Date: November 13, 2000                  By: /s/ Joseph W. Kelly
                                             --------------------
                                             Joseph W. Kelly
                                             Senior Vice President, Chief
                                             Financial Officer and
                                             Treasurer
                                             (Principal Financial and Accounting
                                              Officer)


                                         By: /s/ Leslie Teso-Lichtman
                                             -------------------------
                                             Leslie Teso-Lichtman
                                             Vice President & Controller

                                 EXHIBIT INDEX


Exhibit
Number                              Description                            Page
-----------------  ------------------------------------------------------  ----
27                 Financial Data Schedule                                  17