Form 10-K
period 2000-12-31
CYTYC CORP
filed 2001-03-26
CIK 849778

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
   Act of 1934. [Fee Required]

   For the Fiscal Year Ended: December 31, 2000

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 14, 2001 (based on the closing price as quoted by The Nasdaq Stock Market as of such date) was $2,109,262,404. As of March 14, 2001, 114,014,184 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December
31, 2000. Portions of such proxy statement are incorporated by reference into
Part III of this Form 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

The Company

  Cytyc Corporation (the "Company") designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The Company's ThinPrep(R) System allows for the automated preparation of cervical cell specimens on microscope slides for use in cervical cancer screening, as well as for the automated preparation of other cell specimens on microscope slides for use in non-gynecological testing applications. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting Low Grade Squamous Intraepithelial Lesions ("LGSIL") and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. The Company believes that the ThinPrep System improves accuracy in the detection of cervical cancer and precancerous lesions by making the slide more representative of the patient's clinical condition, improving preservation of the sample, standardizing the presentation of cells on the slide, and reducing the presence of mucus, blood and other obscuring debris. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using Digene Corporation's Hybrid Capture(R) HPV DNA Assay. In March 1999, the FDA approved the use of Digene Corporation's Hybrid Capture(R) II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep Solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the ThinPrep(R) 3000 Processor, the Company's next-generation processor for automated sample preparation. In December 2000, the Company began clinical trials of the ThinPrep(R) Imaging System(TM) to aid in cervical cancer screening.

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

  The ThinPrep System, which was cleared for marketing as a replacement for the conventional Pap smear method for cervical cancer screening by the FDA on May 20, 1996, consists of the ThinPrep(R) Processor and related disposable reagents, filters and other supplies. The ThinPrep System is designed to reduce the incidence of false negative diagnoses, improve slide quality, reduce inconclusive SBLBs and enable a single sample to be used for additional diagnostic testing. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. This expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. In February 1997, the Company received FDA approval of the Company's supplemental PMA application for the use of a combination of an endocervical brush and spatula sampling devices, a commonly used method of collecting samples for conventional Pap smears. In September 1997, the FDA approved the Company's supplemental PMA application for the testing for HPV directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation. In March 1999, the FDA approved the use of Digene Corporation's Hybrid Capture II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the ThinPrep 3000 Processor, the Company's next-generation processor for automated sample preparation. In December 2000, the Company began clinical trials of the ThinPrep Imaging System to aid in cervical cancer screening.

  The ThinPrep process begins with the patient's cervical sample being taken by the physician using a cervical sampling device which, rather than being smeared on a microscope slide, is rinsed in a vial filled with the Company's proprietary PreservCyt(R) Solution. This enables virtually all of the patient's cell sample to be preserved before the cells can be damaged by air drying. The ThinPrep specimen vial is then labeled and sent to a laboratory equipped with a ThinPrep Processor for slide preparation and screening.

  At the laboratory, the ThinPrep specimen vial is inserted into a ThinPrep Processor, a proprietary sample preparation device which automates the process of preparing cervical specimens. Once the vial is inserted into the ThinPrep Processor, a gentle dispersion step breaks up blood, mucus, non-diagnostic debris and large sheets of cells and homogenizes the cell population. The cells are then automatically collected on the Company's proprietary TransCyt(R) Filter, which incorporates an eight micron membrane specifically designed to collect abnormal and cancerous cells. The ThinPrep Processor constantly monitors the rate of flow through the TransCyt Filter during the collection process in order to prevent the cellular presentation from being too scant or too dense. A thin layer of cells is then transferred to a glass slide in a 20 mm-diameter circle and the slide is automatically deposited into a preservative solution.

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

  The results from the three screening centers indicated a 65% improvement in the detection of disease, while in the three hospital sites in which patients had historically exhibited high prevalence rates of cervical abnormalities, the ThinPrep method demonstrated a 6% improvement. In May 1996, based on the clinical trial results, the Food and Drug Administration (FDA) approved the ThinPrep 2000 System as a replacement for the conventional Pap smear method in screening for the presence of atypical cells, cervical cancer, and its precursor lesions. After further analysis of the clinical trial data, in November 1996, the FDA cleared expanded product labeling for the ThinPrep System to include that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. The FDA also cleared expanded product labeling for the ThinPrep System to include that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. In May 2000, the FDA approved the ThinPrep 3000 Processor, the Company's next generation processor for automated sample preparation. In July 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep Imaging System to aid in cervical cancer screening and in December 2000 began clinical trials. There can be no assurance that the Company will obtain necessary regulatory approvals or successfully develop such imaging technology.

  Since FDA approval in May of 1996, a number of studies have been published or presented that evaluate the ThinPrep Pap Test in direct-to-vial, routine clinical use. To date, more than 30 major studies evaluating the performance of the ThinPrep Pap Test have been published in peer-review journals. The studies have included more than 300,000 patients in the ThinPrep Pap Test cohort and have been conducted in every region of the United States, as well as Europe, Asia, Africa and Australia. These studies consistently demonstrate a wide range of benefits of the ThinPrep Pap Test including increased disease detection, reduction of equivocal diagnoses, improved specimen adequacy and cost effectiveness.

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

  In addition to its direct sales efforts during 1997 and 1998, the Company entered into an agreement with Mead Johnson and Company ("Mead Johnson") a division of Bristol-Meyers Squibb Company, to build a joint sales force to co-promote the ThinPrep Pap Test directly to over 15,000 obstetricians and gynecologists throughout the United States. The Company's agreement with Mead Johnson expired in December 1998. Mead Johnson received a residual payment in February 2000, based upon 1999 sales of the ThinPrep System. The Company has also entered into agreements with large clinical laboratory companies with networks of laboratories across the United States. The clinical laboratory companies have worked with the Company on marketing and sales programs, which generally involve joint marketing geared toward promoting the Company's products to physicians and third-party payors.

  In January 2000, the Company entered into a supply and co-marketing agreement with Quest Diagnostics Incorporated to market the Company's ThinPrep Pap Test as Quest Diagnostics' exclusive liquid-based cervical cancer screening methodology.

  In October 2000, the Company entered into an agreement with Roche Diagnostics Corporation ("RDC"), exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for chlamydia and gonorrhea using RDC's COBAS(R) AMPLICOR(R) CT/NG Test directly from the ThinPrep collection vial. The companies also intend to explore the potential for collaborating on a portfolio of additional screening and diagnostic tests based on the companies' respective technologies.

  In January 2001, the Company entered into an agreement with Digene Corporation ("Digene"), exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for human papillomavirus (HPV) using Digene's Hybrid Capture(R) II HPV DNA Assay directly from the ThinPrep collection vial. The companies expect that the co-promotion program will initially focus on promoting Digene's HPV DNA test, using the residual material in ThinPrep collection vials, as the optimal patient management strategy for borderline cytology results.

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

  The Company believes that both domestic and international sales efforts will continue to involve a lengthy process, requiring the Company to educate healthcare providers, clinical laboratories, and third-party payors regarding the clinical benefits and cost-effectiveness of the ThinPrep System. The Company's success and growth will depend on market acceptance of the ThinPrep System among healthcare providers, third-party payors and clinical laboratories. The Company will continue to sell the ThinPrep Processor to customers and charge separately for related disposable reagent filters and supplies. In the past, the Company has offered discounts to stimulate demand for the ThinPrep System and may elect to do so in the future, which discounts could have a material adverse effect on the Company's business, financial condition and results of operations.

  In order to effectively market the ThinPrep System for cervical cancer screening, the Company will need to continue to increase its marketing and sales capabilities. No assurance can be given that the Company's direct sales force or strategic marketing relationships will succeed in promoting the ThinPrep System to healthcare providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. While the Company is currently evaluating marketing and sales channels abroad, including contract sales organizations, distributors and marketing partners, the Company has established very limited foreign sales channels. There can be no assurance that the Company will be able to recruit and retain skilled marketing, sales, service or support personnel or foreign distributors, or that the Company's marketing and sales efforts will be successful. Failure to successfully expand its marketing and sales capabilities in the United States or establish its international marketing and sales organization would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's marketing success in the United States and abroad will depend on whether it can obtain required regulatory approvals, successfully demonstrate the cost-effectiveness of the ThinPrep System, further develop its direct sales capability and establish arrangements with contract sales organizations, distributors and marketing partners. Failure by the Company to successfully market its products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  In February 1998, the BlueCross BlueShield Association's Technology Evaluation Center announced results of a review of three new cervical cancer screening technologies, including the ThinPrep Pap Test, with respect to cost-effectiveness. Although the review concluded that such technologies offered only modest improvement, the Company believes that the study did not consider certain cost advantages inherent in using the ThinPrep System. The study's conclusions are not binding and do not represent a national coverage or reimbursement decision by the Blue Cross and Blue Shield organizations. The Company estimates that approximately two thirds of the existing Blue Cross and Blue Shield Plans currently cover the ThinPrep Pap Test. Although the Company believes that to date the review has not caused any significant change in the decision of Blue Cross and Blue Shield plans currently reimbursing laboratories for the ThinPrep Pap Test, there can be no assurance that the review will not lead to adverse reimbursement decisions by Blue Cross, Blue Shield plans or others.

  A key component in the reimbursement decision by most private insurers and the United States Healthcare Financing Administration ("USHCFA") is the assignment of a CPT code which is used in the submission of claims to insurers for reimbursement for medical services. CPT codes are assigned, maintained and revised by the CPT Editorial Board administered by the American Medical Association. In 1997, the CPT Editorial Board assigned a new CPT code number 88142, which has been in effect since January 1, 1998, specifically for liquid-based monolayer cervical cell specimen preparation. Initial delays in the implementation of the new CPT code by third-party payors, however, resulted in delayed reimbursement to the Company's laboratory customers in the first half of 1998, which the Company believes caused orders for the ThinPrep Pap Test during that period to be reduced, delayed, or eliminated.

  The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate implementation and reimbursement under the new CPT code. As of December 31, 2000, based on information provided to the Company, the Company believes that substantially all of the 298 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third-party payors in the United States. There can be no assurance, however, that the new CPT code will be successfully implemented by additional third-party payors, that any reimbursement delays will be successfully reduced, or that reimbursement levels under the new CPT code will be adequate.

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

Manufacturing

  In January 2000, the Company acquired Acu-Pak, Inc. ("Acu-Pak"), a contract packager in Londonderry, New Hampshire that was, prior to the acquisition, manufacturing, filling vials containing and distributing the Company's solutions for all of its ThinPrep line of products. The Company currently leases approximately 97,000 square feet of commercial space in Boxborough, MA and believes that its existing facility, along with the Acu-Pak production facility consisting of approximately 45,000 square feet of commercial space, are adequate to meet the existing production requirements for the ThinPrep System.

  The Company plans to expand its manufacturing capacity by adding approximately $4.1 million of additional automated equipment, which will be installed in late 2001. Of this amount, approximately $3.8 million was paid in 2000 and approximately $0.3 million will be paid in 2001.

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

Research and Development

  The Company's research and development strategy is to continue to develop innovative medical diagnostic applications of the ThinPrep technology and to continue to enhance the ThinPrep System. The Company has established a program to further enhance and automate the ThinPrep Processor. The Company's next generation instrument, the ThinPrep 3000 Processor, was designed to provide batch processing and walk-away capability by increasing capacity to 80 sample vials and more fully automating the slide preparation process. In May 2000, the FDA approved the ThinPrep 3000 Processor, which is now commercially available.

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

  In January 2000, the Company entered into a supply and co-marketing agreement with Quest Diagnostics Incorporated to market the ThinPrep Pap Test as Quest Diagnostics' exclusive liquid-based cervical cancer screening methodology.

  In October 2000, the Company entered into an agreement with Roche Diagnostics Corporation ("RDC"), exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for chlamydia and gonorrhea using RDC's COBAS(R) AMPLICOR(R) CT/NG Test directly from the ThinPrep collection vial. The companies also intend to explore the potential for collaborating on a portfolio of additional screening and diagnostic tests based on the companies' respective technologies.

  In January 2001, the Company entered into an agreement with Digene Corporation ("Digene"), exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for human papillomavirus (HPV) using Digene's Hybrid Capture(R) II HPV DNA Assay directly from the ThinPrep collection vial. The companies expect that the co-promotion program will initially focus on promoting Digene's HPV DNA test, using the residual material in ThinPrep collection vials, as the optimal patient management strategy for borderline cytology results.

  The Company has not yet determined additional applications, if any, it will seek to develop and commercialize. There can be no assurance that the Company will be successful in developing or marketing additional applications. Furthermore, any additional applications may require submission of a PMA application or PMA supplement prior to the marketing of such applications. There can be no assurance that the FDA would approve such submissions on a timely basis, if at all.

  In July 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep Imaging System to aid in cervical cancer screening and in December 2000 began clinical trials. There can be no assurance that the Company will obtain necessary regulatory approvals or successfully develop such imaging technology.

  The Company's expenditures for research and development (which includes clinical trials, regulatory affairs and engineering) were approximately $8.4 million, $13.4 million, and $14.2 million for the years ended December 31, 1998, 1999, and 2000, respectively.

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

  The ThinPrep System for cervical cancer screening received PMA approval in May 1996. In May 2000, the FDA approved the ThinPrep 3000 Processor, the Company's next generation processor for automated sample preparation. In July 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep Imaging System to aid in cervical cancer screening. The Company began clinical trials in December 2000 for the ThinPrep Imaging System and is currently gathering data for submission to the FDA. The product has not received regulatory approval to date. There can be no assurance that such approval will be obtained on a timely basis, or at all. The Company anticipates that any other proposed uses for the ThinPrep System may require approval of a PMA supplement or a new PMA application.

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

Patents, Trademarks, Copyrights, Licenses and Proprietary Rights

  The Company relies on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company pursues patent protection in the United States and files corresponding patent applications in certain foreign jurisdictions. The Company holds fourteen issued United States patents, thirteen pending United States patent applications, and corresponding foreign patents or patent applications relating to various aspects of its ThinPrep technology. There can be no assurance, however, that pending patent applications will ultimately issue as patents or that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempts to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations.

  There can be no assurance that the obligations of employees of the Company and third parties with whom the Company has entered into confidentiality agreements to maintain the confidentiality of the Company's trade secrets and proprietary information, will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that technology similar to the Company's will not be independently developed by the Company's competitors. In addition, the Company is the exclusive perpetual worldwide licensee of certain patented technology from DEKA for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. The Company is obligated to pay royalties equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products which are used in the ThinPrep System, and improvements made by the Company relating to such items. The license provides that it may only be terminated (1) by mutual written consent of both parties or (ii) by DEKA on written notice to the Company in the event that the license is assigned to other than a single acquiror without the consent of DEKA. Failure by the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also holds unregistered copyrights on documentation and operating software developed by it for the ThinPrep System. There can be no assurance that any copyrights owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors.

  Litigation may be necessary to defend against claims of infringement, or to enforce patents, copyrights, trademarks or trade secrets of the Company which could result in substantial cost to, and diversion of effort by, the Company. (See "Legal Proceedings".) In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

Competition

  The development, FDA approval and commercial marketing of competing systems for cervical cancer screening could have a material adverse effect on the Company's business, financial condition and results of operations.The Company faces direct competition from a number of publicly-traded and privately-held companies, including other manufacturers of thin layer slide preparation systems. Many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. In addition, many of these companies may have established third-party reimbursement for their products. Several established medical device manufacturers produce thin layer slide preparation systems for use in non-gynecological testing applications, at least one of which has achieved brand-name recognition and significant penetration in the non-gynecological cytology market. In June 1999, AutoCyte, Inc., a competitor of the Company, received FDA approval to market its slide preparation system. In September 1999, AutoCyte, Inc. effected a merger with NeoPath, Inc., another competitor of the Company and a company that has received FDA approval for a computer imaging system for primary screening of Pap smears. The combined company was renamed TriPath Imaging, Inc. In addition to direct competition, the Company faces indirect competition from companies which currently market imaging systems to initially evaluate conventional pap smears (primary screening method) or to reexamine or rescreen conventional Pap smears previously diagnosed as negative. The Company believes that these systems, as currently sold, could not be used with the ThinPrep System, and, therefore, if such systems are installed at or used by hospitals and reference laboratories, the Company's ability to market its products to such hospitals and laboratories could be materially adversely affected.

  The medical device industry is characterized by rapid product development and technological advances. The Company's products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, by technological advances of the Company's current or potential competitors or by other approaches.

  The Company competes on the basis of a number of factors, including manufacturing efficiency, marketing and sales capabilities and customer service and support. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition or results of operations.

Employees

  As of December 31, 2000, the Company employed 457 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

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

Item 3. Legal Proceedings

  On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. in the United States District Court for the District of Delaware. In September 1999, AutoCyte, Inc. effected a merger with NeoPath, Inc. The combined company was renamed TriPath Imaging, Inc. ("TriPath"). TriPath answered the complaint in the lawsuit and asserted counterclaims seeking a judgment declaring that the patent at issue was invalid and unenforceable and not infringed by TriPath. On January 8, 2001, the Company announced that the parties had settled the litigation. On January 11, 2001, the court signed and entered a consent judgment confirming the validity and enforceability of the patent at issue.

  On May 12, 2000, the Company filed a lawsuit against TriPath in the United States District Court for the District of Massachusetts, alleging that TriPath engaged in false and misleading description, representation, advertising and promotion, unfair competition, commercial disparagement, and interference with Cytyc's advantageous business relationships. On January 8, 2001, the Company announced that the parties had settled the litigation and the parties filed a Stipulation of Dismissal dismissing all claims and counterclaims with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder
Matters

  The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "CYTC". The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on The Nasdaq Stock Market, as adjusted to reflect both the two-for-one stock split in the form of a stock dividend paid in January 2000 to holders of record of the Company's Common Stock on January 14, 2000 and the three-for-one stock split in the form of a stock dividend paid in March 2001 to holders of record of the Company's Common Stock on February 16, 2001. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                                   High   Low
                                                                  ------ ------
   1999:
     First Quarter............................................... $ 4.33 $ 1.67
     Second Quarter..............................................   4.08   2.31
     Third Quarter...............................................   6.73   3.20
     Fourth Quarter..............................................  10.39   4.88
   2000:
     First Quarter............................................... $19.25 $ 7.94
     Second Quarter..............................................  22.58   9.83
     Third Quarter...............................................  23.48  11.25
     Fourth Quarter..............................................  22.38  12.67
   2001:
     First Quarter (through March 14, 2001)...................... $22.67 $16.63

  On March 14, 2001, the last reported sales price of the Common Stock on The Nasdaq National Market was $18.50 per share. As of March 14, 2001, there were approximately 303 holders of record of the Common Stock.

  The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

  In December 1999, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock. Payable in the form of a 100 percent stock dividend, all stockholders of record at the close of business on January 14, 2000 received one additional share of Common Stock for each share owned. The additional shares were distributed to stockholders on or about January 31, 2000. In January 2001, the Company's Board of Directors approved a three-for-one split of the Company's Common Stock. Payable in the form of a 200 percent stock dividend, all stockholders of record at the close of business on February 16, 2001 received two additional shares of Common Stock for each share owned. The additional shares were distributed to stockholders on or about March 2, 2001. All share numbers contained in this report on Form 10-K and the computations of basic and diluted net income (loss) per common share have been adjusted for all periods presented to reflect both the two-for-one and three-for-one stock splits.

  On January 1, 2000, the Company issued to Quest Diagnostics Incorporated a warrant to purchase up to 900,000 shares of the Company's Common Stock at an exercise price equal to $10.14 per share. The warrant was issued in consideration of entering into a multi-year joint-marketing agreement. No underwriter was involved in the issuance of the warrant. Such issuance was made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering. The warrant is exercisable at any time on or before January 31, 2002 and contains a cashless exercise feature.

Item 6. Selected Consolidated Financial Data

  The selected consolidated financial data set forth below for each of the years ended December 31, 1998, 1999 and 2000 and at December 31, 1999 and 2000 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein. The consolidated selected financial data for the years ended December 31, 1996 and 1997 and at December 31, 1996, 1997 and 1998 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP which are not included herein. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                        Year Ended December 31,
                             -------------------------------------------------
                               1996      1997      1998      1999       2000
                             --------  --------  --------  ---------  --------
                                 (in thousands, except per share data)
Statements of Operations
 Data:
Net sales..................  $  8,198  $ 26,347  $ 44,264  $  81,100  $142,065
Cost of sales..............     4,354     8,006    11,211     15,815    24,565
                             --------  --------  --------  ---------  --------
Gross profit                    3,844    18,341    33,053     65,285   117,500
                             --------  --------  --------  ---------  --------
Operating expenses:
  Research and
   development.............     4,689     6,048     8,419     13,372    14,171
  Sales and marketing......     9,918    31,761    35,332     44,017    55,162
  General and
   administrative..........     3,314     7,746     8,372      6,765    13,872
                             --------  --------  --------  ---------  --------
    Total operating
     expenses..............    17,921    45,555    52,123     64,154    83,205
                             --------  --------  --------  ---------  --------
Income (loss) from
 operations................   (14,077)  (27,214)  (19,070)     1,131    34,295
Other income, net..........     2,158     5,142     7,341      4,639     4,721
                             --------  --------  --------  ---------  --------
Income (loss) before
 provision for income
 taxes.....................   (11,919)  (22,072)  (11,729)     5,770    39,016
Provision for income
 taxes.....................        --        --        --        130       853
                             --------  --------  --------  ---------  --------
Net income (loss)..........  $(11,919) $(22,072) $(11,729) $   5,640  $ 38,163
                             ========  ========  ========  =========  ========
Net income (loss) per
 common and
 potential common share
 (1):
  Basic....................  $  (0.18) $  (0.22) $  (0.11) $    0.05  $   0.34
                             ========  ========  ========  =========  ========
  Diluted..................  $  (0.18) $  (0.22) $  (0.11) $    0.05  $   0.32
                             ========  ========  ========  =========  ========
Weighted average common and
 potential common shares
 outstanding (1):
  Basic....................    67,152   101,358   105,858    107,346   110,754
  Diluted..................    67,152   101,358   105,858    112,530   117,960
                               1996      1997      1998      1999       2000
                             --------  --------  --------  ---------  --------
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments....  $ 39,057  $ 85,402  $ 69,908  $  70,368  $ 88,845
Total assets...............    50,183   108,377    97,737    112,328   170,886
Accumulated deficit........   (47,107)  (69,179)  (80,908)   (75,268)  (37,105)
Total stockholders'
 equity....................    46,681    96,187    85,807     94,991   147,046

--------
(1) See Note 2 in the notes to the consolidated financial statements for an explanation of the computation of basic and diluted per share data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep System consists of the Thin Prep Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received PMA approval from the FDA to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's supplemental PMA application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for HPV directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation. In March 1999, the FDA approved the use of Digene Corporation's Hybrid Capture II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep Solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the ThinPrep(R) 3000 Processor, the Company's next-generation processor for automated sample preparation. In December 2000, the Company began clinical trials of the ThinPrep Imaging System (TM) to aid in cervical cancer screening.

  Prior to 2000, the Company incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep 2000 Processor, ThinPrep 3000 Processor, and ThinPrep Imaging System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company may experience losses in the future as it expands its domestic and international marketing and sales activities and continues its product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results may fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company's products continue to gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and establishes its international sales and distribution networks, the timing and level of reimbursement for the ThinPrep System by third-party payors, and other factors, many of which are outside the Company's control.

  The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed automated customized equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System. In January 2000, the Company acquired approximately 2.7 acres of land and facilities of Acu-Pak, Inc., a contract packager in Londonderry, New Hampshire that was manufacturing, filling vials containing and distributing the Company's solutions for all of its ThinPrep line of products, for approximately $6.0 million in cash. The Company accounted for the acquisition as a purchase and is amortizing goodwill associated with the purchase over seven years which began in January 2000.

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

  The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the new CPT code. As of December 31, 2000, based on information provided to the Company, the Company believes that all of the 298 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

  The Company expects to continue its significant expenditures for sales and marketing activities of the ThinPrep System for cervical cancer screening in 2001. During 1997, the Company entered into a co-promotion agreement with Mead Johnson to promote the ThinPrep Pap Test to obstetricians and gynecologists in the United States. The Mead Johnson agreement expired on December 31, 1998; however, Mead Johnson received a residual payment of approximately $1.6 million in February 2000 based on 1999 product sales. The clinical laboratory companies have worked with the Company on marketing and sales programs, which generally involve joint marketing geared toward promoting the Company's products to physicians and third-party payors.

  In January 2000, the Company entered into a supply and co-marketing agreement with Quest Diagnostics Incorporated to market the ThinPrep Pap Test as Quest Diagnostics' exclusive liquid-based cervical cancer screening methodology.

  In October 2000, the Company entered into an agreement with Roche Diagnostics Corporation ("RDC"), exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for chlamydia and gonorrhea using RDC's COBAS(R) AMPLICOR(R) CT/NG Test directly from the ThinPrep collection vial. The companies also intend to explore the potential for collaborating on a portfolio of additional screening and diagnostic tests based on the companies' respective technologies.

  In January 2001, the Company entered into an agreement with Digene Corporation ("Digene"), exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for human papillomavirus (HPV) using Digene's Hybrid Capture(R) II HPV DNA Assay directly from the ThinPrep collection vial. The companies expect that the co-promotion program will initially focus on promoting Digene's HPV DNA test, using the residual material in ThinPrep collection vials, as the optimal patient management strategy for borderline cytology results.

  The Company expects to increase its expenditures in 2001 for research and development to fund development of the ThinPrep Imaging System, as well as follow-on products and additional applications of ThinPrep technology.

Results of Operations

Years Ended December 31, 2000 and December 31, 1999

  Net sales increased to $142.1 million in 2000 from $81.1 million in 1999, an increase of 75.2%. This increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $117.5 million in 2000 from $65.3 million in 1999, an increase of 80.0%, and the gross margin increased to 82.7% in 2000 from 80.5% in 1999. Management attributes the increase in gross margin in 2000 primarily to increased sales of the higher gross margin ThinPrep Pap Test in the United States compared to domestic sales of the ThinPrep Processor or international sales of either tests or processors.

  Total operating expenses increased to $83.2 million in 2000 from $64.2 million in 1999, an increase of 29.7%. Research and development costs increased to $14.2 million in 2000 from $13.4 million in 1999, an increase of 6.0%, primarily as a result of engineering costs and additional personnel expenses associated with the Company's ThinPrep Imaging System development activities. Sales and marketing costs increased to $55.2 million in 2000 from $44.0 million in 1999, an increase of 25.3%. The increase primarily relates to personnel costs in domestic sales and marketing, including commissions, travel and meetings expense, marketing medical education programs in the United States and the expansion of international sales and marketing. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditure for personnel, marketing programs and commissions expense, all of which increase with sales. General and administrative costs increased to $13.9 million in 2000 from $6.8 million in 1999, an increase of 105.1%, due to increased legal expenses associated with litigation and increased personnel costs and professional fees. During the third quarter of 1999, the Company revised its estimate and reversed approximately $700,000 in legal expenses which had been accrued for certain litigation which was favorably settled during the second quarter of 1999, with all related efforts and costs completed in the third quarter. Excluding the reversal, general and administrative expenses would have increased 85.8%. Interest income increased to $4.7 million in 2000 from $3.8 million in 1999, an increase of 24.9%, due to an increase in the average cash balance available for investment and higher average interest rates. The Company recorded $1.1 million in 1999 as other income relating to the settlement of certain litigation. The Company also recorded $0.3 and $0.8 million in foreign currency transaction losses in 1999 and 2000, respectively.

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

  Total operating expenses increased to $64.2 million in 1999 from $52.1 million in 1998, an increase of 23.1%. Research and development costs increased to $13.4 million in 1999 from $8.4 million in 1998 an increase of 58.8%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities. Sales and marketing costs increased to $44.0 million in 1999 from $35.3 million in 1998, an increase of 24.6%. The increase reflects expenses associated with the employment of additional direct sales personnel, commissions related to increased sales and to a lesser extent additional travel and sales meetings. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditure for personnel, marketing programs and commissions expense, all of which increase with sales. General and administrative costs decreased to $6.8 million in 1999 from $8.4 million in 1998, a decrease of 19.2%, due to decreased legal expenses associated with litigation. During the third quarter of 1999, the Company revised its estimate and reversed approximately $700,000 in legal expenses which had been accrued for certain litigation which was favorably settled during the second quarter of 1999, with all related efforts and costs completed in the third quarter. Excluding the reversal, general and administrative expenses would have decreased 10.8%. Interest income decreased to $3.8 million in 1999 from $4.3 million in 1998, a decrease of 11.7%, due to a decrease in the average cash balance available for investment. The Company recorded $1.1 million in 1999 and $3.1 million in 1998 as other income relating to the settlement of certain litigation. The Company also recorded $0.3 million in foreign currency transaction losses in 1999.

Liquidity and Capital Resources

  Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $37.1 million as of December 31, 2000. Although the Company generated cash of $31.9 million in 2000, the Company had previously funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $184.8 million, net of offering expenses. At December 31, 2000, the Company had cash, cash equivalents and short-term investments of $88.8 million. Cash provided by the Company's operations was $1.7 million and $25.9 million during 1999 and 2000, respectively, primarily as a result of net income generated in each year partially offset by increases in working capital requirements. Net accounts receivable increased by $17.8 million to approximately $40.2 million during 2000 as a result of significant sales growth in 2000. Net inventories increased approximately $5.4 million from December 31, 1999 to December 31, 2000 due primarily to the production of the Company's second generation processor, the ThinPrep 3000, and the increased production due to planned sales growth of ThinPrep Pap Tests. Cash used in the Company's operations was $12.8 million during 1998 due primarily to operating losses in 1998.

  The Company's capital expenditures for the years ended December 31, 1999 and 2000 were $3.8 million and $10.8 million respectively. The increase in capital expenditures in 2000 as compared to 1999 was due primarily to the purchase of automated customized manufacturing equipment in 2000.

  Stockholders' equity increased approximately $52.1 million from December 31, 1999 to December 31, 2000 primarily due to net income of $38.2 million, proceeds from the exercise of stock options of $8.4 million and the issuance of a warrant to Quest Diagnostics Incorporated valued at $5.2 million.

  The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening and additional applications of its ThinPrep technology. The Company's liquidity and capital requirements will also depend upon the progress of the Company's research and development programs to develop follow-on products including the ThinPrep Imaging System, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with any future litigation (see "Legal Proceedings"). There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Income Taxes

  The Company has net operating loss and research and development tax credit carryforwards for federal income tax purposes of approximately $67.2 million and $3.1 million, respectively, at December 31, 2000 that will expire at various dates through the year 2020 if not utilized.

  The net operating loss and research and development tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

Quantitative and Qualitative Disclosures About Market Risk

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

Certain Factors Which May Affect Future Results

  The forward looking statements in this Form 10-K are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-K which are not strictly historical statements, including, without limitation, statements regarding management's expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance, potential savings to the healthcare system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, financial conditions, and results of operations.

  The following discussion of the Company's risk factors should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.

  Dependence on Single Product. Substantially all of the Company's revenues to date have been derived from sales of its ThinPrep 2000 Processor and predecessor instruments, and related reagents, filters and other supplies for use in gynecological and non-gynecological testing applications. Although the Company has begun marketing its next-generation ThinPrep 3000 Processor and is currently in clinical trials for its ThinPrep Imaging System, neither product has generated significant revenue to date. The Company's inability to successfully commercialize its current ThinPrep System for cervical cancer screening or to obtain adequate third-party reimbursement coverage, among other factors, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Uncertainty of FDA Approval. The manufacturer and sale of medical diagnostic devices intended for commercial use are subject to extensive governmental regulation in the United States and FDA approval is required before any United States commercial sales of such devices may commence. In December 2000, the Company initiated clinical trials for its ThinPrep Imaging System. There can be no assurance that this product will receive necessary regulatory approval on a timely basis, or at all.

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

  Limited Marketing and Sales Experience. Although the Company received clearance from the FDA to market its ThinPrep System for cervical cancer screening on May 20, 1996, the Company initiated full-scale marketing and sales efforts for the ThinPrep System in United States beginning only in the first quarter of 1997. In order to effectively market the ThinPrep System for cervical cancer screening, the Company will need to continue to increase its marketing and sales capabilities. No assurance can be given that the Company's direct sales force or strategic marketing relationships will succeed in promoting the ThinPrep System to healthcare providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. While the Company is currently evaluating marketing and sales channels abroad, including contract sales organizations, distributors and marketing partners, the Company has established very limited foreign sales channels. There can be no assurance that the Company will be able to recruit and retain skilled marketing, sales, service or support personnel or foreign distributors, or that the Company's marketing and sales efforts will be successful. Failure to successfully expand its marketing and sales capabilities in the United States or establish its international marketing and sales organization would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Management of Growth. The Company has recently experienced rapid growth in the scope of its operations and facilities, the number of its employees and the geographic area of its operations. Such growth may place a significant strain on the Company's managerial, operational and financial resources and systems. To manage its growth effectively, the Company will be required to continue to implement and improve additional management and financial systems and controls, and to expand, train and manage its employee base. If the

Company is unable to manage growth effectively, the Company's business, operating results and financial condition may be materially adversely effected.

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

  Extensive Government Regulation. The manufacture and sale of medical diagnostic devices are subject to extensive government regulation in the United States and in other countries. The process of obtaining FDA and other required regulatory approvals can be time-consuming, expensive and uncertain, frequently requiring several years from the commencement of clinical trials to the receipt of regulatory approval. After approval, the Company and its medical products remain subject to pervasive regulation and FDA inspection for compliance with regulatory requirements. The Company is currently in clinical trials for its ThinPrep Imaging System. There can be no assurance that the Company will successfully obtain the necessary approvals to market and commercialize this system.

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

  Uncertainty of Additional Applications. In late 2000 and early 2001, the Company entered into agreements for the co-promotion of Roche Diagnostics Corporation's COBAS(R) AMPLICOR(R) CT/NG Test for the detection of chlamydia and gonorrhea and Digene Corporation's Hybrid Capture(R) II HPV DNA Assay for the detection of the human papillomavirus (HPV), in each case, directly from the ThinPrep collection vial. The Company intends to continue to evaluate additional diagnostic applications of its ThinPrep technology in testing for the presence of other types of cancers and sexually transmitted diseases. The Company has not yet determined which of these additional applications, if any, it will seek to develop, commercialize and/or promote.

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

  A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. During 2000, the Company derived approximately 1% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

  The information required by this item may be found on pages F-1 through F-19 of this Form 10-K.

Item 9. Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last two fiscal years.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required under this item may be found under the sections captioned "Election of Directors", "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "2001 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000, and is incorporated herein by reference.

Item 11. Executive Compensation

  The information required under this item may be found under the section captioned "Compensation and Other Information concerning Directors and Officers" in the 2001 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required under this item may be found under the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required under this item may be found under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, and is incorporated herein by reference.

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

  3.3(9) Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.

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

  4.3(4) Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights
           Agreement.

 10.1(1)*  1988 Stock Plan.

 10.2(1)*  1989 Stock Plan.

 10.3(1)*  1995 Stock Plan.

 10.4(10)* Amended and Restated 1995 Non-Employee Director Stock Option Plan.

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

 10.12(8)* Cytyc Corporation Director Deferred Compensation Plan.

 21.1**    List of Subsidiaries of the Company.

 23.1**    Consent of Arthur Andersen LLP.

 24.1**    Power of Attorney (see signature page hereto).

--------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00300).
(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-19367).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 29, 1997 (File No. 000-27558).
(4) Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1998 (File No. 000-27558).
(5) Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed March 31, 1998 (File No. 000-27558).
(6) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 8, 1997 (File No. 000-27558).
(7) Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed March 31, 1998 (File No. 000-27558).
(8) Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K, filed March 31, 1999 (File No. 000-27558).
(9) Incorporated herein by reference to Exhibits 3, 4 to the Company's Quarterly Report on Form 10-Q, filed August 14, 2000 (File No. 000-27558).
(10) Incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed August 14, 2000 (File No. 000-27558).
 * Indicates a management contract or any compensatory plan, contract or arrangement
** Filed herewith.
 # Confidential treatment granted as to certain portions.
 + Confidential treatment requested as to omitted portions pursuant to Rule
   24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

  (b) Reports On Form 8-K

    There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 2000.

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

                                          Cytyc Corporation

Date: March 26, 2001
                                                 /s/ Patrick J. Sullivan
                                          By: ________________________________
                                                 President, Chief Executive
                                                         Officer and
                                               Vice Chairman of the Board of
                                                          Directors

                       POWER OF ATTORNEY AND SIGNATURES

  We, the undersigned officers and directors of Cytyc Corporation, hereby severally constitute and appoint Patrick J. Sullivan and Robert L. Bowen, and each of them singly, our true and lawful attorneys, with full power to both of them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Cytyc Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

                 Signature                           Title(s)                Date
                 ---------                           --------                ----

        /s/ Patrick J. Sullivan             President, Chief Executive  March 26, 2001
___________________________________________  Officer (Principal
            Patrick J. Sullivan              Executive Officer) and
                                             Vice Chairman of the
                                             Board of Directors

          /s/ Robert L. Bowen               Vice President, and Chief   March 26, 2001
___________________________________________  Financial Officer
              Robert L. Bowen                (Principal Financial
                                             Officer and Principal
                                             Accounting Officer)

        /s/ Alfred J. Battaglia             Director                    March 26, 2001
___________________________________________
            Alfred J. Battaglia

         /s/ Walter E. Boomer               Director                    March 26, 2001
___________________________________________
             Walter E. Boomer

         /s/ Sally W. Crawford              Director                    March 26, 2001
___________________________________________
             Sally W. Crawford

         /s/ William G. Little              Director                    March 26, 2001
___________________________________________
             William G. Little

        /s/ C. William McDaniel             Vice Chairman of the Board  March 26, 2001
___________________________________________  of Directors
            C. William McDaniel

           /s/ Anna S. Richo                Director                    March 26, 2001
___________________________________________
               Anna S. Richo

       /s/ Monroe E. Trout, M.D.            Chairman of the Board of    March 26, 2001
___________________________________________  Directors
           Monroe E. Trout, M.D.

                               CYTYC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants................................. F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000............. F-3
Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1999 and 2000..................................................... F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1998, 1999 and 2000........................................ F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1999 and 2000..................................................... F-6
Notes to Consolidated Financial Statements............................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Cytyc Corporation:

  We have audited the accompanying consolidated balance sheets of Cytyc Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cytyc Corporation and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 22, 2001
(Except with respect to the matter
discussed in Notes 2(j) and
8(b) as to which the date is
March 5, 2001)

                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                               December 31,
                             ------------------
                               1999      2000
                             --------  --------
           ASSETS
Current assets:
Cash and cash equivalents... $ 29,686  $ 61,605
  Short-term investments....   40,682    27,240
  Accounts receivable, net
   of allowance of $1,134
   and
   $1,510 at December 31,
   1999 and 2000,
   respectively.............   22,379    40,214
  Inventories...............    5,427    11,093
  Prepaid expenses and other
   current assets...........      783       937
                             --------  --------
    Total current assets....   98,957   141,089
Property and equipment,
 net........................   10,660    21,363
Other assets................    2,711     8,434
                             --------  --------
    Total assets............ $112,328  $170,886
                             ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......... $  4,400  $  6,043
  Accrued expenses..........   11,215    15,720
  Deferred revenue..........    1,722     2,077
                             --------  --------
    Total current
     liabilities............   17,337    23,840
                             --------  --------
Commitments and
 contingencies (Note 10)
Stockholders' equity:
  Preferred Stock, $0.01 par
   value--
    Authorized--5,000,000
     shares
    No shares issued or
     outstanding............      --        --
  Common Stock, $0.01 par
   value--
    Authorized--200,000,000
     shares
    Issued and outstanding--
     108,419,634 shares in
     1999 and
     113,039,385 in 2000....    1,084     1,130
  Additional paid-in
   capital..................  169,228   183,653
  Accumulated other
   comprehensive loss.......      (53)     (632)
  Accumulated deficit.......  (75,268)  (37,105)
                             --------  --------
    Total stockholders'
     equity.................   94,991   147,046
                             --------  --------
    Total liabilities and
     stockholders' equity... $112,328  $170,886
                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Years Ended December 31,
                                                   ---------------------------
                                                     1998      1999     2000
                                                   --------  -------- --------
Net sales........................................  $ 44,264  $ 81,100 $142,065
Cost of sales....................................    11,211    15,815   24,565
                                                   --------  -------- --------
  Gross profit...................................    33,053    65,285  117,500
                                                   --------  -------- --------
Operating expenses:
  Research and development.......................     8,419    13,372   14,171
  Sales and marketing............................    35,332    44,017   55,162
  General and administrative.....................     8,372     6,765   13,872
                                                   --------  -------- --------
    Total operating expenses.....................    52,123    64,154   83,205
                                                   --------  -------- --------
Income (loss) from operations....................   (19,070)    1,131   34,295
                                                   --------  -------- --------
Other income, net:
  Interest income................................     4,291     3,790    4,734
  Other, net.....................................     3,050       849      (13)
                                                   --------  -------- --------
    Total other income, net......................     7,341     4,639    4,721
                                                   --------  -------- --------
Income (loss) before provision for income taxes..   (11,729)    5,770   39,016
Provision for income taxes.......................       --        130      853
                                                   --------  -------- --------
Net income (loss)................................  $(11,729) $  5,640 $ 38,163
                                                   ========  ======== ========
Net income (loss) per common and potential common
 share:
  Basic..........................................  $  (0.11) $   0.05 $   0.34
                                                   ========  ======== ========
  Diluted........................................  $  (0.11) $   0.05 $   0.32
                                                   ========  ======== ========
Weighted average common and potential common
 shares outstanding:
  Basic..........................................   105,858   107,346  110,754
  Diluted........................................   105,858   112,530  117,960


  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                      Accumulated
                                           Common Stock                  Other
                                        ------------------ Additional   Compre-                    Total
                          Comprehensive  Number of   Par    Paid-in     hensive    Accumulated Stockholders'
                          Income (Loss)   Shares    Value   Capital   Income(Loss)   Deficit      Equity
                          ------------- ----------- ------ ---------- -----------  ----------- -------------
Balance, December 31,
 1997...................    $    --     104,724,576 $1,047  $164,319     $ --       $(69,179)    $ 96,187
Exercise of common stock
 options................         --       1,945,110     21       903       --            --           924
Issuance of shares under
 Employee Stock Purchase
 Plan...................         --         100,320    --        231       --            --           231
Issuance of shares under
 Directors' Stock Plan..         --          21,564    --         88       --            --            88
Comprehensive loss-
 Net loss...............    $(11,729)           --     --        --        --        (11,729)     (11,729)
 Other comprehensive
  income -
 Unrealized gain on
  marketable
  securities............         106            --     --        --        106           --           106
                            --------
 Comprehensive loss.....    $(11,623)           --     --        --        --            --           --
                            ========    ----------- ------  --------     -----      --------     --------
Balance, December 31,
 1998...................         --     106,791,570  1,068   165,541       106       (80,908)      85,807
Exercise of common stock
 options and warrants...         --       1,501,026     15     3,291       --            --         3,306
Issuance of shares under
 Employee Stock Purchase
 Plan...................         --          97,920    --        276       --            --           276
Issuance of shares under
 Directors' Stock Plan..         --          29,118    --        121       --            --           121
Comprehensive income -
 Net income.............    $  5,640            --     --        --        --          5,640        5,640
 Other comprehensive
  income (loss)-
 Unrealized loss on
  marketable
  securities............        (150)           --     --        --       (150)          --          (150)
 Cumulative translation
  adjustment............          (9)           --     --        --         (9)          --            (9)
                            --------
 Comprehensive income...    $  5,481            --     --        --        --            --           --
                            ========    ----------- ------  --------     -----      --------     --------
Balance, December 31,
 1999...................         --     108,419,634  1,083   169,229       (53)      (75,268)      94,991
Exercise of common stock
 options................         --       4,541,340     47     8,320       --            --         8,367
Issuance of shares under
 Employee Stock Purchase
 Plan...................         --          50,025    --        694       --            --           694
Issuance of shares under
 Directors' and
 Executive Stock Plans..         --          28,386    --        241       --            --           241
Issuance of common stock
 warrant................         --             --     --      5,169       --            --         5,169
Comprehensive income--
 Net income.............    $ 38,163            --     --        --        --         38,163       38,163
 Other comprehensive
  income (loss)-
 Unrealized gain on
  marketable
  securities............         165            --     --        --        165           --           165
 Cumulative translation
  adjustment............        (744)           --     --        --       (744)          --          (744)
                            --------
 Comprehensive income...    $ 37,584            --     --        --        --            --           --
                            ========    ----------- ------  --------     -----      --------     --------
Balance, December 31,
 2000...................                113,039,385 $1,130  $183,653     $(632)     $(37,105)    $147,046
                                        =========== ======  ========     =====      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Cash flows from operating activities:
 Net income (loss)...............................  $(11,729) $  5,640  $ 38,163
 Adjustments to reconcile net income (loss) to
  net cash (used in)
  provided by operating activities
  Depreciation and amortization..................     1,603     1,951     3,460
  Provision for doubtful accounts................       325       299       376
  Amortization of warrant........................       --        --      1,465
  Compensation expense related to issuance of
   stock to directors and executives.............        88       121       241
  Changes in assets and liabilities, excluding
   effects of acquisition--
   Accounts receivable...........................    (2,372)  (10,130)  (17,770)
   Inventories...................................      (732)   (1,454)   (5,388)
   Prepaid expenses and other current assets.....       255      (133)     (139)
   Accounts payable..............................       (15)    1,845     1,188
   Accrued expenses..............................      (126)    3,253     3,966
   Deferred revenue..............................      (119)      309       355
                                                   --------  --------  --------
    Net cash (used in) provided by operating
     activities..................................   (12,822)    1,701    25,917
                                                   --------  --------  --------
Cash flows from investing activities:
 Acquisition of Acu-Pak, Inc., net of cash
  acquired.......................................       --        --     (5,760)
 Decrease (increase) in other assets.............       644      (878)      651
 Purchases of property and equipment.............    (4,577)   (3,786)  (10,813)
 Purchases of short term investments.............   (45,143)  (59,882)  (49,803)
 Proceeds from maturity of short term
  investments....................................    47,105    55,392    63,259
                                                   --------  --------  --------
    Net cash used in investing activities........    (1,971)   (9,154)   (2,466)
                                                   --------  --------  --------
Cash flows from financing activities:
 Proceeds from exercise of stock options and
  warrants.......................................       924     3,306     8,367
 Proceeds from issuance of shares under Employee
  Stock Purchase Plan............................       231       276       694
                                                   --------  --------  --------
    Net cash provided by financing activities....     1,155     3,582     9,061
                                                   --------  --------  --------
Effect of exchange rate changes on cash..........       --         (9)     (593)
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (13,638)   (3,880)   31,919
Cash and cash equivalents, beginning of year.....    47,204    33,566    29,686
                                                   --------  --------  --------
Cash and cash equivalents, end of year...........  $ 33,566  $ 29,686  $ 61,605
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
 Cash paid for income taxes......................  $    --   $    138  $    442
                                                   ========  ========  ========
Supplemental disclosure of non-cash items:
 Unrealized holding gain (loss) on short-term
  investments....................................  $    106  $   (150) $    165
                                                   ========  ========  ========
 Issuance of common stock warrant to Quest
  Diagnostics, Inc. .............................  $    --   $    --   $  5,169
                                                   ========  ========  ========
 In connection with the acquisition of Acu-Pak,
  Inc., the following
  non-cash transactions occurred:
 Fair value of assets acquired...................  $    --   $    --   $  7,173
 Liabilities assumed.............................       --        --       (994)
                                                   --------  --------  --------
Cash paid for acquisition and acquisition costs..  $    --   $    --   $  6,179
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

  In the past, the Company incurred substantial losses, principally from expenses associated with obtaining FDA approval of the ThinPrep System, engineering and development efforts related to the ThinPrep System, expansion of the Company's manufacturing facilities and the establishment of a sales and administrative organization. The Company continues to be subject to certain risks common to medical device companies in similar stages of development, including dependence on a single product, extensive government regulation, uncertainty of market acceptance, and uncertainty of future profitability.

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

  At December 31, 2000, the Company's available-for-sale securities had contractual maturities that expire at various dates through December 2001. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At December 31, 2000 and 1999, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows:

                                       Amortized   Gross Unrealized     Fair
                                         Cost    Holding Gains(Losses)  Value
                                       --------- --------------------- -------
                                                    (in thousands)
December 31, 2000
Available-for-sale securities
U.S. Government and Agency securities
 (average maturity of 8.2 months).....  $14,535          $ 21          $14,556
Corporate Bonds (average maturity of
 9.4 months)..........................    1,691             6            1,697
Commercial Paper (average maturity of
 2.5 months)..........................   10,999           (12)          10,987
                                        -------          ----          -------
                                        $27,225          $ 15          $27,240
                                        =======          ====          =======
December 31, 1999
Available-for-sale securities
U.S. Government and Agency securities
 (average maturity of 3.9 months).....  $20,600          $(49)         $20,551
Commercial Paper (average maturity of
 1.2 months)..........................   20,126             5           20,131
                                        -------          ----          -------
                                        $40,726          $(44)         $40,682
                                        =======          ====          =======

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

 (f) Dependence on Single Source Suppliers

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

                               CYTYC CORPORATION

 (g) Depreciation and Amortization

  The Company provides for depreciation and amortization by charges to operations, on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                                                                     Estimated
   Asset Classification                                             Useful Life
   --------------------                                             -----------
   Production equipment...........................................   3-7 Years
   Research equipment.............................................   3-7 Years
   Furniture, fixtures and computer equipment.....................   2-7 Years
   Leasehold improvements......................................... Life of lease

 (h) Other Assets

  Other assets consist of long-term lease receivables from the sale of ThinPrep Processors.

 (i) Research and Development Costs

  The Company charges research and development costs to operations as incurred.

 (j) Net Income (Loss) Per Common Share

  The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the years ended December 31, 1998, 1999 and 2000.

                                                        Years Ended December
                                                                 31,
                                                       -----------------------
                                                        1998    1999    2000
                                                       ------- ------- -------
Basic weighted average common shares outstanding...... 105,858 107,346 110,754
Dilutive effect of assumed exercise of stock options
 and warrant..........................................     --    5,184   7,206
                                                       ------- ------- -------
Weighted average common shares outstanding assuming
 dilution............................................. 105,858 112,530 117,960
                                                       ======= ======= =======

  Diluted weighted average shares outstanding excludes 3,484,936 and 86,183 and 317,006 potential common shares from stock options and warrant outstanding for the years ended December 31, 1998, 1999, and 2000, respectively, as their effect would be anti-dilutive.

  In accordance with the provisions of SFAS No. 128, and as a result of the January 2000 and March 2001 stock splits, the Company has retroactively restated prior years' earnings per share (see Note 8).

 (k) Post-Retirement and Post-Employment Benefits

  The Company has no obligations for post-retirement or post-employment benefits.

                               CYTYC CORPORATION

 (l) Reporting Comprehensive Income (Loss)

  SFAS No. 130 Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company has chosen to disclose comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity.

 (m) Segment and Enterprise-Wide Reporting

  SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise, as defined. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Accordingly, based on the criteria set forth in SFAS No. 131, the Company currently operates in one segment, medical diagnostic equipment.

  SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and significant customers. Primarily all of the Company's assets are located within the United States. During 1998, 1999 and 2000, the Company derived its sales from the following countries (as a percentage of net sales):

                                                                  Years Ended
                                                                 ----------------
                                                                 1998  1999  2000
                                                                 ----  ----  ----
     United States..............................................  89%   92%   92%
     Other......................................................  11%    8%    8%
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

In 1999 and 2000, sales to one customer represented approximately 11% and 19%, respectively, of net sales. No one customer accounted for 10% or more of net sales in 1998.

 (n) Translation of Foreign Currencies

  The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Prior to 1999, the functional currency of these subsidiaries was determined to be the U.S. dollar. As a result, foreign currency translation and transaction gains or losses for all years prior to 1999 have been included in the accompanying consolidated statements of operations. However, in 1999, due to the growth in the cash flows of the subsidiaries and other factors, the Company determined that the functional currency of its subsidiaries should be the local currency. As a result, gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The Company realized net foreign currency transaction losses of approximately $9,000, $292,000, and $16,000 in 1998, 1999, and 2000 respectively.

 (o) Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities,

                               CYTYC CORPORATION
measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, will be effective for the Company's year ending December 31, 2001. This statement is not expected to have a significant impact on the Company, its consolidated financial position or results from operations.

  Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. SAB 101 specifies delivery and performance obligations that must be met before revenue can be recognized. The Company was required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, no later than financial quarters beginning after March 2000. The adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

 (p) Fair Value of Financial Instruments

  The estimated fair market values of the Company's financial instruments, which include marketable securities, accounts receivable, investment in sales-type leases and accounts payable approximate their carrying values.

 (q) Acquisition of Acu-Pak, Inc.

  On January 3, 2000, the Company acquired Acu-Pak, Inc. ("Acu-Pak"), a contract packager in Londonderry, New Hampshire, that was manufacturing, filling vials containing and distributing all of the Company's solutions for its ThinPrep line of products. In connection with the acquisition, the Company paid approximately $6.0 million in cash, of which approximately $2.5 million was allocated to land and building, approximately $0.4 million to equipment, and approximately $3.1 million to goodwill. The Company accounted for the acquisition as a purchase and is amortizing goodwill associated with the purchase over seven years which began in January 2000. Pro forma information has not been presented herein because of immateriality.

 (r) Agreement with Quest Diagnostics, Inc.

  In January 2000, the Company entered into a supply and co-marketing agreement with Quest Diagnostics Incorporated to market the ThinPrep Pap Test as Quest Diagnostics' exclusive liquid-based cervical cancer screening methodology. As partial consideration for the exclusive nature of the relationship, Cytyc issued Quest Diagnostics a warrant to purchase 900,000 shares of Common Stock at an exercise price of $10.14 per share. The Company calculated the fair value of the warrant to be approximately $5.2 million and is amortizing such amount as a reduction in revenue over the three-year term of the agreement.

(3) Allowance for Doubtful Accounts

  A summary of the allowance for doubtful accounts activity is as follows:

                                                              December 31,
                                                           --------------------
                                                           1998   1999    2000
                                                           ----  ------  ------
                                                             (in thousands)
   Balance, beginning of year............................. $672  $  913  $1,134
   Amounts provided.......................................  325     299     656
   Amounts written off....................................  (84)    (78)   (280)
                                                           ----  ------  ------
   Balance, end of year................................... $913  $1,134  $1,510
                                                           ====  ======  ======

                               CYTYC CORPORATION

(4) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                  December 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
                                                                 (in thousands)
   Raw materials and work-in-process............................ $2,927 $ 6,353
   Finished goods...............................................  2,500   4,740
                                                                 ------ -------
                                                                 $5,427 $11,093
                                                                 ====== =======

  Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(5) Property and Equipment

  Property and equipment is stated at cost and consists of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
                                                                (in thousands)
     Production equipment...................................... $ 6,445 $ 6,688
     Research equipment........................................   1,109     357
     Furniture, fixtures and computer equipment................   5,477   8,366
     Leasehold improvements....................................   3,407   3,223
     Land......................................................     --      579
     Building..................................................     --    1,872
     Construction in process...................................     215   9,287
                                                                ------- -------
                                                                 16,653  30,372
     Less--Accumulated depreciation and amortization...........   5,993   9,009
                                                                ------- -------
                                                                $10,660 $21,363
                                                                ======= =======

(6) Accrued Expenses

  Accrued expenses consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
                                                                (in thousands)
     Accrued compensation...................................... $ 5,042 $ 6,313
     Accrued consulting fees...................................   1,703   2,991
     Accrued legal fees........................................     294     839
     Accrued sales and VAT taxes...............................   1,081   2,702
     Other accruals............................................   3,095   2,875
                                                                ------- -------
                                                                $11,215 $15,720
                                                                ======= =======

(7) Income Taxes

  The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax

                               CYTYC CORPORATION
consequences of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

  As of December 31, 2000, the Company has available net operating loss carryforwards for federal tax purposes of approximately $67.2 million and research and development tax credit carryforwards of approximately $3.1 million to reduce future income taxes, if any. In addition, the Company has net operating loss carryforwards for state tax purposes of approximately $43.9 million and other tax credit carryforwards of $2.2 million. These carryforwards expire at various dates through 2020, and are subject to review and possible adjustment by the Internal Revenue Service.

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

  The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                              December 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
                                                             (in thousands)
     Net operating loss carryforwards....................... $22,704  $26,671
     Research and development and other tax credit
      carryforwards.........................................   2,269    5,274
     Capitalized research and development expenses..........   4,204    4,073
     Nondeductible accruals.................................   1,382    1,152
     Other temporary differences............................   1,218      818
                                                             -------  -------
     Deferred tax asset.....................................  31,777   37,988
     Valuation allowance.................................... (31,777) (37,988)
                                                             -------  -------
     Net deferred tax asset................................. $   --   $   --
                                                             =======  =======

  Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has provided a full valuation allowance against this amount.

  A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                           December 31,
                                                       ----------------------
                                                        1998    1999    2000
                                                       ------  ------  ------
     Income tax provision at federal statutory rate...   35.0%   35.0%   35.0%
     Permanent differences............................   0.00    1.40    1.83
     Research and development credit carryforwards....   0.00   (0.94)  (3.30)
     Changes in valuation allowance................... (35.00) (35.33) (33.37)
     State tax provision..............................   0.00    0.98    0.33
     Other............................................   0.00    0.00    1.63
                                                       ------  ------  ------
     Effective tax rate...............................   0.00%   1.11%   2.12%
                                                       ======  ======  ======

  During the years ended December 31, 1999 and 2000, the Company recorded a provision for income taxes of approximately $130,000 and $853,000, respectively. This amount relates to federal alternative minimum tax and certain state minimum tax liabilities.

                               CYTYC CORPORATION

(8) Stockholders' Equity

 (a) Common Stock Reserved

  As of December 31, 2000, the Company has reserved 15,520,743 shares of Common Stock for issuance as follows:

                                                                      Number of
                                                                        Shares
                                                                      ----------
     Employee and Director stock option plans........................ 14,132,178
     Quest Warrant...................................................    900,000
     Employee stock purchase plan....................................    488,565
                                                                      ----------
                                                                      15,520,743
                                                                      ==========


 (b) Stock Splits

  In December 1999, the Board of Directors approved a two-for-one split of the Company's Common Stock to be effected in the form of a 100% stock dividend. The additional shares were distributed on or about January 31, 2000 to stockholders of record on January 14, 2000. All share and per share data presented herein has been retroactively restated to give effect to this stock split.

  In January 2001, the Board of Directors approved a three-for-one split of the Company's Common Stock to be effected in the form of a 200% stock dividend. The additional shares were distributed on or about March 2, 2001 to stockholders of record on February 16, 2001. All share and per share data presented herein has been retroactively restated to give effect to this stock split.

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

 (e) Warrants

  At December 31, 1998, a warrant to purchase 12,000 shares of Common Stock at an exercise price of $1.67 per share was outstanding and exercisable. The warrant was exercised in January 1999. On January 1, 2000, the Company issued to Quest Diagnostics Incorporated a warrant to purchase up to 900,000 shares of Common Stock at an exercise price equal to $10.14 per share. The warrant was issued in consideration of entering into a multi-year joint-marketing agreement. The warrant is exercisable at any time on or before January 31, 2002 and contains a cashless exercise feature.

                               CYTYC CORPORATION

(9) Stock Option and Employee Stock Purchase Plans

  During 1995, the Board of Directors and stockholders approved the 1995 Stock Option Plan, (the "1995 Plan"). The aggregate number of shares of Common Stock that may be issued pursuant to the 1995 Plan is 6,000,000 plus, effective as of January 1, 1997 and each year thereafter, the excess, if any, of (i) five percent of the total number of shares of Common Stock issued and outstanding as of December 31 of the preceding year or then reserved for issuance upon the exercise or conversion of outstanding options, warrants or convertible securities, over (ii) the number of shares then remaining reserved and available for grant under the 1995 Plan, subject to certain adjustments, provided, however, that in no event shall more than 12,000,000 shares of Common Stock be issued pursuant to incentive stock options under the 1995 Plan. At December 31, 2000, 1,142,895 shares were available for future grant under the 1995 Plan.

  In January 1998 and 1999, the Company approved for grant an aggregate of 6,000 shares of Common Stock to six directors (500 shares each, vesting equally each month during 1998 and 1999, respectively). In January 2000, the Company approved for grant an aggregate of 3,334 shares of Common Stock to 7 directors (500 shares each for 5 directors and 417 shares each for 2 directors, vesting equally each month during 2000). As of December 31, 2000, options to purchase 657,744 shares of common stock were outstanding under the 1989 Stock Plan. No further options may be issued under the 1989 Stock Option Plan.

  The Board of Directors and stockholders approved the 1995 Director Stock Option Plan pursuant to which options to purchase up to 1,500,000 shares of Common Stock were authorized for future issuance. In January 1996, the Company granted options to purchase 630,000 shares of Common Stock to seven directors under this plan at an exercise price equal to $2.67 per share. In January 1998 the Company granted options to purchase 270,000 Common Shares to three directors under the 1995 Director Option Plan. In 2000 the Company granted options to purchase 360,000 Common Shares to four directors under the 1995 Director Stock Option Plan. At December 31, 2000, the Company had 480,000 shares available for future grants under the 1995 Director Stock Option Plan.

                               CYTYC CORPORATION

  The following schedule summarizes the activity under the Company's stock option plans for the three years ended December 31, 2000.

                                                                     Weighted
                                           Number                    Average
                                         of Shares   Option Price Exercise Price
                                         ----------  ------------ --------------
Outstanding, December 31, 1997.......... 10,299,792  $0.08-$ 5.58     $1.82
  Granted...............................  4,126,500    1.29- 4.15      2.87
  Exercised............................. (1,945,110)   0.08- 3.88      0.44
  Canceled.............................. (1,467,276)   0.10- 5.58      3.16
                                         ----------  ------------     -----
Outstanding, December 31, 1998.......... 11,013,906    0.08- 5.58      2.29
  Granted...............................  2,962,500    2.33- 7.83      3.50
  Exercised............................. (1,493,856)   0.08- 4.63      2.16
  Canceled..............................   (736,134)   0.08- 6.01      3.01
                                         ----------  ------------     -----
Outstanding, December 31, 1999.......... 11,746,416    0.10- 7.83      2.56
  Granted...............................  6,107,025    9.90-21.63     16.02
  Exercised............................. (4,541,340)   9.17-22.77     15.56
  Canceled..............................   (924,489)   2.33-19.33      6.61
                                         ----------  ------------     -----
Outstanding, December 31, 2000.......... 12,387,612  $0.10-$21.63      9.16
                                         ==========  ============     =====
Exercisable, December 31, 2000..........  2,832,494  $0.10-$19.19      3.51
                                         ==========  ============     =====
Exercisable, December 31, 1999..........  4,357,590  $0.10-$ 6.72      2.02
                                         ==========  ============     =====
Exercisable, December 31, 1998..........  2,714,436  $0.08-$ 5.58      2.29
                                         ==========  ============     =====

  The following table summarizes information about stock options outstanding at December 31, 2000:

                     Options Outstanding               Options Exercisable
          ------------------------------------------ ------------------------
                         Weighted
Range of                 Average         Weighted                 Weighted
Exercise  Number of     Remaining        Average     Number of    Average
 Prices     Shares   Contractual Life Exercise Price  Shares   Exercise Price
--------  ---------- ---------------- -------------- --------- --------------
$ 0.10-
 $ 2.46    1,506,294       6.15           $ 1.52       944,619     $1.05
$ 2.46-
 $ 2.69    1,500,300       7.26             2.67        15,300      2.52
$ 2.71-
 $ 3.25    1,597,161       8.10             3.11       451,963      3.14
$ 3.27-
 $ 4.50    1,740,321       6.86             3.98     1,146,274      4.10
$ 4.52-
 $11.29    1,280,511       8.81             9.50       219,651      8.73
$12.17-
 $15.19    1,759,200       9.33            13.71           --        --
$15.42-
 $19.19      984,000       9.60            15.99        54,687     15.93
$19.25-
 $19.25      165,000       9.93            19.25           --        --
$19.33-
 $19.33       28,500       9.84            19.33           --        --
$21.63-
 $21.63    1,826,325       5.03            21.63           --        --
          ----------       ----           ------     ---------     -----
$ 0.10-
 $21.63   12,387,612       7.53           $ 9.16     2,832,494     $3.51
          ==========       ====           ======     =========     =====

  The weighted average fair market value of the stock options as of the date of grant for the years ended December 31, 1998, 1999 and 2000, was $2.21, $3.17, and $12.72, respectively.

                               CYTYC CORPORATION

  In October 1995, the FASB issued SFAS No. 123, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 1998, 1999 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                                December 31,
                                                               ----------------
                                                               1998  1999  2000
                                                               ----  ----  ----
   Risk-free interest rate.................................... 5.52% 5.42% 6.07%
   Expected dividend yield....................................  --    --    --
   Expected lives............................................. 5.00  5.00  5.00
   Expected volatility........................................   98%   98%  105%


  Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, pro forma net income (loss) and net income (loss) per share would have been:

                                                         December 31,
                                                    ------------------------
                                                      1998     1999   2000
                                                    --------  ------ -------
                                                     (in thousands, except per
                                                            share data)
   Net income (loss)--
     As reported................................... $(11,729) $5,640 $38,163
     Pro forma.....................................  (15,696)    164  21,450
   Net income (loss) per share, as reported--
     Basic......................................... $  (0.11) $ 0.05 $  0.34
     Diluted.......................................    (0.11)   0.05    0.32
   Net income (loss) per share, pro forma--
     Basic......................................... $  (0.15) $   -- $  0.19
     Diluted.......................................    (0.15)     --    0.18

  Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  During 1995, the Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan pursuant to which 840,000 shares of Common Stock could be issued. Purchase price is determined by taking the lesser of 85% of the closing price on the first or last day of the period. During 2000, 50,025 shares of common stock were issued at the purchase prices of $12.92 and $14.67 per share. As of December 31, 2000, 488,565 shares were available for future issuance under the 1995 Employee Stock Purchase Plan.

                               CYTYC CORPORATION

(10) Commitments and Contingencies

 (a) Lease Commitments

  The Company leases its facilities under non-cancelable operating leases which have expiration dates ranging from 2002 through 2007.

  At December 31, 2000, future minimum annual lease payments under these leases are as follows:

                                                                      Amount
                                                                  (in thousands)
                                                                  --------------
   2001..........................................................    $ 1,597
   2002..........................................................      1,520
   2003..........................................................      1,454
   2004..........................................................      1,444
   2005..........................................................        268
   Thereafter....................................................          6
                                                                     -------
                                                                     $ 6,289
                                                                     =======

  Rent expense under operating leases totaled approximately $1,226,000, $1,507,000 and $1,654,000 in 1998, 1999 and 2000, respectively.

 (b) Litigation

  On September 13, 1999, the Company filed a patent infringement lawsuit against AutoCyte, Inc. in the United States District Court for the District of Delaware. In September 1999, AutoCyte, Inc. effected a merger with NeoPath, Inc. The combined company was renamed TriPath Imaging, Inc. ("TriPath"). TriPath answered the complaint in the lawsuit and asserted counterclaims seeking a judgment declaring that the patent at issue was invalid and unenforceable and not infringed by TriPath. On January 8, 2001, the Company announced that the parties had settled the litigation. On January 11, 2001, the court signed and entered a consent judgment confirming the validity and enforceability of the patent at issue.

  On May 12, 2000, the Company filed a lawsuit against TriPath in the United States District Court for the District of Massachusetts, alleging that TriPath engaged in false and misleading description, representation, advertising and promotion, unfair competition, commercial disparagement, and interference with Cytyc's advantageous business relationships. On January 8, 2001, the Company announced that the parties had settled the litigation and the parties filed a Stipulation of Dismissal dismissing all claims and counterclaims with prejudice.

 (c) Royalties

  The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products that are used with the ThinPrep System, and improvements made by the Company relating to such items. In connection with this license, royalty payments for the years ended December 31, 1998, 1999 and 2000 were $211,000, $439,000 and $725,000, respectively.

(11) Employee Benefit Plan

  The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The Plan allows for employees to defer a portion of their salary up to the maximum allowed under IRS rules. The Company made contributions to the Plan totaling $109,833, $132,160 and $430,124 during 1998, 1999 and 2000, respectively.

                               CYTYC CORPORATION

(12) Summary of Quarterly Data (Unaudited)

  A summary of quarterly data follows (in thousands, except per share data):

                                                 1999 Quarter Ended
                                      -------------------------------------------
                                      March 31  June 30  September 30 December 31
                                      --------  -------  ------------ -----------
   Net sales......................... $16,205   $18,831    $21,331      $24,733
   Gross profit......................  12,672    14,893     17,499       20,221
   Operating profit (loss)...........    (285)     (987)       157        2,246
   Net income........................     657     1,027      1,093        2,863
   Earnings per share:
     Basic...........................    0.00      0.01       0.01         0.03
     Diluted.........................    0.01      0.01       0.01         0.02
                                                 2000 Quarter Ended
                                      -------------------------------------------
                                      March 31  June 30  September 30 December 31
                                      --------  -------  ------------ -----------
   Net sales......................... $28,778   $33,525    $37,209      $42,553
   Gross profit......................  23,472    27,412     31,343       35,273
   Operating profit..................   4,750     5,817     10,078       13,650
   Net income........................   5,641     6,740     10,995       14,787
   Earnings per share:
     Basic...........................    0.05      0.06       0.10         0.13
     Diluted.........................    0.05      0.06       0.09         0.12