Form 10-Q
period 2001-03-31
CYTYC CORP
filed 2001-05-14
CIK 849778

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

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

     Yes [X]     No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of May 7, 2001 was 114,584,186.

                           Total Number of Pages: 14
===============================================================================

===============================================================================

                               CYTYC CORPORATION


                              INDEX TO FORM 10-Q
                              ------------------

                                                                            Page
                                                                            ----
Part I        Financial Information

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
                December 31, 2000 and March 31, 2001                          3

              Consolidated Statements of Income
                for the three months ended March 31, 2000 and 2001            4

              Consolidated Statements of Cash Flows
                for the three months ended March 31, 2000 and 2001            5

              Notes to Consolidated Financial Statements                      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     12


Part II       Other Information

     Item 1.  Legal Proceedings                                              13

     Item 6.  Exhibits and Reports on Form 8-K                               13

Signature                                                                    14

Part I     Financial Information
    Item 1. Consolidated Financial Statements


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)


                                                                                           December 31,      March 31,
                                                                                               2000            2001
                                                                                           ------------      ---------
                                              ASSETS
Current assets:
  Cash and cash equivalents...............................................................    $ 61,605       $ 53,351
  Short-term investments..................................................................      27,240         52,322
  Accounts receivable, net of allowance of $1,510 and $1,618 at December 31, 2000
    and March 31, 2001, respectively......................................................      40,214         42,031
  Inventories.............................................................................      11,093          9,852
  Prepaid expenses and other current assets...............................................         937          2,169
                                                                                              --------       --------
      Total current assets................................................................     141,089        159,725
                                                                                              --------       --------
Property and equipment, net...............................................................      21,363         23,131
Other assets  ............................................................................       8,434         26,734
                                                                                              --------       --------
      Total assets........................................................................    $170,886       $209,590
                                                                                              ========       ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................    $  6,043       $  5,352
  Accrued expenses........................................................................      15,720         20,281
  Deferred revenue........................................................................       2,077          1,796
                                                                                              --------       --------
    Total current liabilities.............................................................      23,840         27,429
                                                                                              --------       --------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value--
   Authorized--5,000,000 shares
   No shares issued or outstanding........................................................          --             --
  Common Stock, $.01 par value--
   Authorized--200,000,000 shares
   Issued and outstanding: 113,039,385 shares in 2000 and 114,172,141 shares in 2001......       1,130          1,142
  Additional paid-in capital..............................................................     183,653        203,222
  Accumulated other comprehensive loss....................................................        (632)          (648)
  Accumulated deficit.....................................................................     (37,105)       (21,555)
                                                                                              --------       --------

    Total stockholders' equity............................................................     147,046        182,161
                                                                                              --------       --------

    Total liabilities and stockholders' equity............................................    $170,886       $209,590
                                                                                              ========       ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               CYTYC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                           2000            2001
                                                                        ----------      ----------
Net sales.............................................................  $   28,778      $   47,467
Cost of sales.........................................................       5,306           8,841
                                                                        ----------      ----------

     Gross profit.....................................................      23,472          38,626
                                                                        ----------      ----------

Operating expenses:
     Research and development.........................................       3,420           4,788
     Sales and marketing..............................................      12,513          13,871
     General and administrative.......................................       2,789           3,451
                                                                        ----------      ----------
        Total operating expenses......................................      18,722          22,110
                                                                        ----------      ----------

Income from operations................................................       4,750          16,516
Other income, net:
     Interest income..................................................         981           1,410
     Litigation settlement............................................          --           3,087
                                                                        ----------      ----------
        Other income, net.............................................         981           4,497
                                                                        ----------      ----------

Income before provision for income taxes..............................       5,731          21,013
Provision for income taxes............................................          90           5,463
                                                                        ----------      ----------

Net income............................................................  $    5,641      $   15,550
                                                                        ==========      ==========

Net income per common and potential common share:
     Basic............................................................  $     0.05      $     0.14
                                                                        ==========      ==========
     Diluted..........................................................  $     0.05      $     0.13
                                                                        ==========      ==========

Weighted average common and potential common shares outstanding:
     Basic............................................................     108,756         113,615
     Diluted..........................................................     117,501         119,207


  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                  2000            2001
                                                                                --------        --------
Cash flows from operating activities:
     Net income...............................................................  $  5,641        $ 15,550
Adjustments to reconcile net income to net cash (used in) provided by operating activities
        Depreciation and amortization.........................................       671             717
        Provision for doubtful accounts.......................................        70             108
        Amortization of goodwill and warrant..................................       451             650
        Gain on settlement of litigation......................................        --          (2,712)
        Compensation related to issuance of stock to directors and
                executives....................................................       120             320
        Changes in assets and liabilities, excluding effects of acquisition
                Accounts receivable...........................................    (4,004)         (1,925)
                Inventories...................................................      (341)          1,241
                Prepaid expenses and other current assets.....................      (342)         (1,232)
                Accounts payable..............................................    (1,325)           (691)
                Accrued expenses..............................................    (2,559)          4,561
                Deferred revenue..............................................       (29)           (281)
                                                                                --------        --------

                        Net cash (used in) provided by operating activities...    (1,647)         16,306
                                                                                --------        --------

Cash flows from investing activities:
     Acquisition of Acu-Pak, Inc. net of cash acquired........................    (5,760)             --
     Decrease (increase) in other assets......................................       127            (155)
     Purchases of property and equipment......................................      (859)         (2,485)
     Purchases of short-term investments......................................    (2,698)        (34,331)
     Proceeds from maturity of short-term investments.........................    30,848           9,332
                                                                                --------        --------

                        Net cash provided by (used in) investing activities...    21,658         (27,639)
                                                                                --------        --------
Cash flows from financing activities:
     Proceeds from exercise of stock options..................................     1,211           3,178
                                                                                --------        --------

                        Net cash provided by financing activities.............     1,211           3,178
                                                                                --------        --------

Effect of exchange rates on cash..............................................      (470)            (99)
                                                                                --------        --------
Net increase (decrease) in cash and cash equivalents..........................    20,752          (8,254)
Cash and cash equivalents, beginning of period................................    29,686          61,605
                                                                                --------        --------

Cash and cash equivalents, end of period......................................  $ 50,438        $ 53,351
                                                                                ========        ========

Supplemental disclosure of non-cash items:
     Changes in unrealized holding (loss) gain on short-term investments......  $    (13)       $     83
                                                                                ========        ========

     Issuance of common stock warrant to Quest Diagnostics, Inc...............  $  5,169              --
                                                                                ========

     In connection with the acquisition of Acu-Pak, Inc., the following noncash transaction occurred:

        Fair value of assets acquired.........................................  $  7,173              --
        Liabilities assumed...................................................      (994)             --
                                                                                --------
        Cash paid for acquisition and acquisition costs.......................  $  6,179              --
                                                                                ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

     The notes and accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

(2)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Cytyc International, S.A. (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Swiss, S.A., and Cytyc SARL, whose wholly-owned subsidiaries are Cytyc Italia s.r.l. and Cytyc France s.a.r.l.), Cytyc (Australia) PTY LIMITED (an Australian corporation), Cytyc Canada, Limited (a Canadian Corporation), Cytyc (UK) Limited (a United Kingdom corporation), Cytyc Securities Corporation (a Massachusetts securities corporation), and Cytyc Healthcare Ventures, LLC (a Delaware limited liability company). All intercompany transactions and balances have been eliminated in consolidation.

(3)  Cash and Cash Equivalents

     Cash equivalents consist of money market mutual funds, commercial paper and U.S. government securities with original maturities of three months or less.

(4)  Short-term Investments

     The Company follows the provisions of Statement of Financial Accounting Standards (''SFAS'') No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Short-term investments consist of U.S. government securities, corporate bonds and commercial paper with original maturities between three and twelve months. At March 31, 2001, the Company's available-for-sale securities had contractual maturities that expire at various dates through March 2002. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At March 31, 2001 and December 31, 2000, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                                                Gross
                                                                                                -----
                                                                                              Unrealized
                                                                                              ----------
                                                                                               Holding
                                                                                               -------
                                                                                Amortized       Gains         Fair
                                                                                ---------       -----         ----
                                                                                  Cost         (Losses)       Value
                                                                                  ----         --------       -----
                                                                                            (in thousands)
     March 31, 2001
     --------------
     Available-for-sale securities
     U.S. government and agency securities (average maturity of 5.7 months)...  $  30,546     $       54     $  30,600
     Corporate bonds (average maturity of 6.8 months).........................      6,765             12         6,777
     Commercial paper (average maturity of 3.1 months)........................     14,928             17        14,945
                                                                                ---------     ----------     ---------
                                                                                $  52,239     $       83     $  52,322
                                                                                =========     ==========     =========


     December 31, 2000
     -----------------
     Available-for-sale securities
     U.S. government and agency securities (average maturity of 8.2 months)...  $  14,535     $       21     $  14,556
     Corporate bonds (average maturity of 9.4 months).........................      1,691              6         1,697
     Commercial paper (average maturity of 2.5 months)........................     10,999            (12)       10,987
                                                                                ---------     ----------     ---------
                                                                                $  27,225     $       15     $  27,240
                                                                                =========     ==========     =========

(5)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                December 31,    March 31,
                                                ------------    ---------
                                                    2000           2001
                                                    ----           ----
                                                      (in thousands)
     Raw material and work-in-process..........   $ 6,353         $ 6,739
     Finished goods............................     4,740           3,113
                                                  -------         -------
                                                  $11,093         $ 9,852
                                                  =======         =======

(6)  Net Income Per Common Share

     The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three months ended March 31, 2000 and 2001.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                                      Three Months
                                                                                          Ended
                                                                                        March 31,
                                                                                  2000            2001
                                                                                --------        --------
     Basic weighted average common shares outstanding.........................   108,756         113,615
     Dilutive effect of assumed exercise of stock options and warrant.........     8,745           5,592
                                                                                --------        --------
     Weighted average common shares outstanding assuming dilution.............   117,501         119,207
                                                                                ========        ========

     Diluted weighted average shares outstanding excludes 59,529 and 4,528,722 potential common shares from stock options and a warrant outstanding as of March 31, 2000 and 2001, respectively, as their effect would be anti-dilutive.

(7)  Comprehensive Income

     The components of comprehensive income for the three months ended March 31, 2000 and 2001 are as follows:

                                                                                      Three Months
                                                                                          Ended
                                                                                        March 31,
                                                                                  2000            2001
                                                                                --------        --------
                                                                                     (in thousands)
Comprehensive income:
     Net income...............................................................  $  5,641        $ 15,550
     Other comprehensive income (loss)
        Unrealized (loss) gain on short-term investments......................       (13)             83
        Foreign currency translation..........................................      (470)            (99)
                                                                                --------        --------
Comprehensive income..........................................................  $  5,158        $ 15,534
                                                                                ========        ========

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

(9)  Stock Splits

     In December 1999, the Board of Directors approved a two-for-one split of the Company's Common Stock to be effected in the form of a 100% stock dividend. The additional shares were distributed on or about January 31, 2000 to stockholders of record on January 14, 2000. In January 2001, the Board of Directors approved a three-for-one split of the Company's Common Stock to be effected in the form of a 200% stock dividend. The additional shares were distributed on or about March 2, 2001 to stockholders of record on February 16, 2001. All share and per share data presented herein has been retroactively restated to give effect to both stock splits.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep System consists of the ThinPrep Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's PMA Supplement Application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's PMA Supplement Application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation. In March 1999, the FDA approved the use of Digene Corporation's Hybrid Capture II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep Solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the Company's PMA Supplement Application to market the ThinPrep(R) 3000 Processor, the Company's next-generation processor for automated sample preparation. In December 2000, the Company began clinical trials of the ThinPrep Imaging System (TM) to aid in cervical cancer screening.

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

     The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the new CPT code. As of March 31, 2001, based on information provided to the Company, the Company believes that all of the 309 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

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

     In October 2000, the Company entered into an agreement with Roche Diagnostics Corporation ("RDC"), exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for chlamydia and gonorrhea using RDC's COBAS AMPLICOR CT/NG Test directly from the ThinPrep collection vial. The companies also intend to explore the potential for collaborating on a portfolio of additional screening and diagnostic tests based on the companies' respective technologies.

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

     The Company expects to increase its expenditures in 2001 for research and development to fund further development of the ThinPrep Imaging System, as well as follow-on products and additional applications of ThinPrep technology.

Results of Operations

  Three Months Ended March 31, 2001 and 2000

     Net sales increased to $47.5 million in the first quarter of 2001 from $28.8 million for the same period of 2000, an increase of 65%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $38.6 million in the first quarter of 2001 from $23.5 million for the same period of 2000, an increase of 65%, and the gross margin was approximately equal in the first quarter of 2001 when compared to the same period of 2000. ThinPrep Pap Tests in the United States generally have a higher gross margin than the ThinPrep 2000 Processor, ThinPrep 3000 Processor, or international sales of either tests or processors.

     Total operating expenses increased to $22.1 million in the first quarter of 2001 from $18.7 million for the same period of 2000, an increase of 18%. Research and development costs increased to $4.8 million in the first quarter of 2001 from $3.4 million for the same period of 2000, an increase of 40%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities and to a lesser extent clinical trial costs. The Company expects that research and development expenses for the imaging system will decrease in the second half of 2001. Sales and marketing costs increased to $13.9 million in the first quarter of 2001 from $12.5 million for the same period of 2000, an increase of 11%. This increase primarily reflects sales personnel and commission expenses associated with increased sales and advertising programs in the United States. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditures for personnel, physician and consumer marketing programs and commissions expense. General and administrative costs increased to $3.5 million in the first quarter of 2001 from $2.8 million for the same period of 2000, an increase of 24%, primarily due to increased personnel costs and professional fees, including the establishment of Cytyc Healthcare Ventures, LLC.

     Interest income increased to $1.4 million in the first quarter of 2001 from $1.0 million for the same period of 2000, an increase of 44%, due to both higher interest rates and higher cash balances available for investment. The Company also recorded $3.1 million in 2001 as other income relating to the settlement of certain litigation. The settlement consisted of cash and stock. The stock has been recorded at the discounted value of its guaranteed price two years from the date of the settlement.

Liquidity and Capital Resources

     Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $21.6 million as of March 31, 2001. Although the Company generated cash of $31.9 million in 2000 and expects to be cash flow positive in 2001, the Company had previously funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $188.0 million, net of offering expenses. At March 31, 2001, the Company had cash, cash equivalents and short-term investments of $105.7 million. Cash provided by the Company's operations during the three months ended March 31, 2001, was $16.3 million compared to $1.6 million in cash used in the Company's operations for the same period in 2000, primarily as a result of significantly higher net income. Net accounts receivable increased by $1.8 million during the first three months of 2001 compared to 2000 due to growth in sales during the 2001 period which was partially offset by improved management of the accounts receivable portfolio. Net inventories decreased approximately $1.2 million during the three months ended March 31, 2001 primarily due to improved inventory management and production control.

     The Company's capital expenditures for the three months ended March 31, 2001 and 2000 were $2.5 million, and $0.9 million, excluding the acquisition of Acu-Pak, respectively. The increase was due primarily to leasehold improvements in both the Boxborough and Londonderry facilities.

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

Income Taxes

     The Company's estimated effective tax rate for the three months ended March 31, 2001 was 26%, due primarily to the effect of net operating loss carryforwards and the application of the federal alternative minimum tax and certain state minimum taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year.

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

     A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company derived approximately 3% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro for the first three months of 2001 which was billed in local currencies. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors Which May Affect Future Results

     The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, availability of reimbursement for the Company's product, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of FDA approval and market acceptance and the additional cost related thereto, a lengthy sales cycle, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, CPT code implementation delays and delays in reimbursement, a limited operating history, a history of losses, potential fluctuations in future quarterly results, management of growth, extensive government regulation, intense competition, risks associated with the Euro conversion, potential liabilities and costs associated with any future litigation, uncertainty of additional applications, dependence on key personnel, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, and dependence on single source suppliers. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, financial condition and results of operations. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 2001.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYTYC CORPORATION



Date: May 14, 2001                      By:  /s/ Robert L. Bowen
                                             --------------------
                                             Robert L. Bowen
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial and Accounting
                                             Officer)


                                        By:  /s/ Leslie Teso-Lichtman
                                             -------------------------
                                             Leslie Teso-Lichtman
                                             Vice President & Controller