Form 10-Q
period 2001-06-30
CYTYC CORP
filed 2001-08-08
CIK 849778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _______________ to __________________


                         Commission File Number 0-27558
                               CYTYC CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                               02-0407755
---------------------------------                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                     85 Swanson Road, Boxborough, MA  01719
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

     Yes [X]      No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of August 2, 2001 was 115,550,522.

                           Total Number of Pages 32
                          Exhibit Index is on Page 16

                               CYTYC CORPORATION


                               INDEX TO FORM 10-Q
                               ------------------

                                                                         Page
                                                                         ----

PART I    FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of
           December 31, 2000 and June 30, 2001                             3

          Consolidated Statements of Income
           for the three and six months ended June 30, 2000 and 2001       4

          Consolidated Statements of Cash Flows
           for the six months ended June 30, 2000 and 2001                 5

          Notes to Consolidated Financial Statements                       6

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13



PART II   OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds                       13

 Item 4.  Submission of Matters to a Vote of Security Holders             13

 Item 6.  Exhibits and Reports on Form 8-K                                14

SIGNATURE                                                                 15

PART I     FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                      DECEMBER 31,    JUNE 30,
                                                         2000           2001
                                                       --------       --------
ASSETS
Current assets:
   Cash and cash equivalents.........................  $ 61,605       $ 65,407
   Short-term investments............................    27,240         62,693
   Accounts receivable, net of allowance of $1,510
     and $1,699 at December 31, 2000
     and June 30, 2001, respectively.................    40,214         44,542
   Inventories.......................................    11,093          9,828
   Prepaid expenses and other current assets.........       937          2,102
                                                       --------       --------
     Total current assets............................   141,089        184,572
                                                       --------       --------
Property and equipment, net..........................    21,363         23,726
Other assets ........................................     8,434         22,517
                                                       --------       --------
        Total assets.................................  $170,886       $230,815
                                                       ========       ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................  $  6,043       $  5,612
   Accrued expenses..................................    15,720         15,252
   Deferred revenue..................................     2,077          1,690
                                                       --------       --------
      Total current liabilities......................    23,840         22,554
                                                       --------       --------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value--
     Authorized--5,000,000 shares
     No shares issued or outstanding.................        --             --
   Common Stock, $.01 par value--
     Authorized--200,000,000 shares
     Issued and outstanding: 113,039,385 shares in
       2000 and 115,523,401 shares in 2001...........     1,130          1,155
   Additional paid-in capital........................   183,653        214,133
   Accumulated other comprehensive loss..............      (632)        (1,481)
   Accumulated deficit...............................   (37,105)        (5,546)
                                                       --------       --------

   Total stockholders' equity........................   147,046        208,261
                                                       --------       --------
   Total liabilities and stockholders' equity........  $170,886       $230,815
                                                       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)


                                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                    June 30,                 JUNE 30,
                                                                                2000        2001         2000         2001
                                                                            --------    --------     --------     --------
Net sales...............................................................    $ 33,525    $ 52,997     $ 62,303     $100,464
Cost of Sales...........................................................       6,113       9,439       11,419       18,280
                                                                            --------    --------     --------     --------

      Gross profit......................................................      27,412      43,558       50,884       82,184
                                                                            --------    --------     --------     --------

Operating expenses:
   Research and development.............................................       3,771       5,249        7,191       10,037
   Sales and marketing..................................................      14,368      14,482       26,881       28,353
   General and administrative...........................................       3,456       3,548        6,245        6,999
                                                                            --------    --------     --------     --------
      Total operating expenses..........................................      21,595      23,279       40,317       45,389
                                                                            --------    --------     --------     --------

Income from operations..................................................       5,817      20,279       10,567       36,795
Other income, net:
   Interest income......................................................       1,079       1,431        2,060        2,841
   Litigation settlement................................................          --          --           --        3,087
                                                                            --------    --------     --------     --------
      Other income, net.................................................       1,079       1,431        2,060        5,928
                                                                            --------    --------     --------     --------

Income before provision for income taxes................................       6,896      21,710       12,627       42,723
Provision for income taxes..............................................         156       5,701          246       11,164
                                                                            --------    --------     --------     --------

Net income.............................................................     $  6,740    $ 16,009     $ 12,381     $ 31,559
                                                                            ========    ========     ========     ========

Net income per common and potential common share:
   Basic................................................................      $0.06       $0.14        $0.11        $0.28
                                                                           ========    ========     ========     ========
   Diluted..............................................................      $0.06       $0.13        $0.11        $0.26
                                                                           ========    ========     ========     ========

Weighted average common and potential common shares outstanding:
    Basic...............................................................    110,322     114,744      109,539      114,179
    Diluted.............................................................    118,041     119,981      117,756      119,585

The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                       June 30,
                                                                                  2000           2001
                                                                                  ----           ----
Cash flows from operating activities:
   Net income...........................................................       $ 12,381        $ 31,559
Adjustments to reconcile net income to net cash  provided by operating activities
      Depreciation and amortization.....................................          1,425           1,528
      Provision for doubtful accounts...................................             97             189
      Amortization of goodwill and warrant..............................            815           1,278
      Gain on settlement of litigation..................................             --          (2,712)
      Compensation related to issuance of stock to directors and
         executives.....................................................            131             359
      Deferred tax provision............................................             --          11,341
      Changes in assets and liabilities, excluding effects of acquisition
         Accounts receivable............................................         (6,280)         (4,517)
         Inventories....................................................         (2,011)          1,265
         Prepaid expenses and other current assets......................           (424)         (1,165)
         Accounts payable...............................................            464            (431)
         Accrued expenses...............................................         (1,339)           (468)
         Deferred revenue...............................................             33            (387)
                                                                               --------        --------

                  Net cash provided by operating activities                       5,292          37,839
                                                                               --------        --------

Cash flows from investing activities:
      Acquisition of Acu-Pak, Inc. net of cash acquired.................         (5,760)             --
      Decrease (increase) in other assets...............................             56            (611)
      Purchases of property and equipment...............................         (2,336)         (3,891)
      Purchases of short-term investments...............................        (17,620)        (71,035)
      Proceeds from maturity of short-term investments..................         37,304          35,659
                                                                               --------        --------

                   Net cash provided by (used in) investing activities           11,644         (39,878)
                                                                               --------        --------
Cash flows from financing activities:
Proceeds from exercise of stock options and warrant....................           4,764           6,236
Proceeds from issuance of shares under Employee Stock Purchase Plan ...             288             529
                                                                               --------        --------

                   Net cash provided by financing activities...........          5,052           6,765
                                                                               --------        --------

Effect of exchange rates on cash.......................................           (788)           (924)
                                                                               --------        --------
Net increase in cash and cash equivalents..............................         21,200           3,802
Cash and cash equivalents, beginning of period.........................         29,686          61,605
                                                                               --------        --------

Cash and cash equivalents, end of period...............................       $ 50,886        $ 65,407
                                                                               ========        ========
Supplemental disclosure of non-cash items:
   Changes in unrealized holding (loss) gain on short-term investments.       $    (12)       $     77
                                                                               ========        ========

   Issuance of common stock warrant to Quest Diagnostics, Inc..........       $  5,169              --
                                                                               ========

   In connection with the acquisition of Acu-Pak, Inc., the following noncash transaction occurred:
   Fair value of assets acquired                                              $  7,173              --
   Liabilities assumed                                                            (994)             --
                                                                              --------
   Cash paid for acquisition and acquisition costs                            $  6,179              --
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

(2) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Cytyc International, Inc. (a Delaware corporation), Cytyc International, S.A. (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Swiss, S.A., and Cytyc SARL, whose wholly-owned subsidiaries are Cytyc Italia s.r.l. and Cytyc France s.a.r.l.), Cytyc (Australia) PTY LIMITED (an Australian corporation), Cytyc Canada, Limited (a Canadian Corporation), Cytyc (UK) Limited (a United Kingdom corporation), Cytyc Securities Corporation (a Massachusetts securities corporation), and Cytyc Healthcare Ventures, LLC (a Delaware limited liability company). All intercompany transactions and balances have been eliminated in consolidation.

(3) Cash and Cash Equivalents

  Cash equivalents consist of money market mutual funds, commercial paper and U.S. government securities with original maturities of three months or less.

(4) Short-term Investments

  The Company follows the provisions of Statement of Financial Accounting Standards (''SFAS'') No. 115, Accounting for Certain Investments in Debt and Equity Securities.

  Short-term investments consist of U.S. government securities, corporate bonds and commercial paper with original maturities between three and twelve months. At June 30, 2001, the Company's available-for-sale securities had contractual maturities that expire at various dates through June 2002. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At June 30, 2001 and December 31, 2000, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


                                                                                Gross
                                                                              Unrealized
                                                                               Holding
                                                                  Amortized     Gains       Fair
                                                                    Cost       (Losses)     Value
                                                                 ----------   ----------   ------
                                                                           (IN THOUSANDS)
June 30, 2001
-------------
Available-for-sale securities
U.S. government and agency securities (average
  maturity of 5.4 months)................................         $31,005        $ 48         $31,053
Corporate bonds (average maturity of 6.3 months).........          18,624          20          18,644
Commercial paper (average maturity of 2.2 months)........          12,987           9          12,996
                                                                  -------        ----         -------
                                                                  $62,616        $ 77         $62,693
                                                                  =======        ====         =======

December 31, 2000
-----------------
Available-for-sale securities
U.S. government and agency securities (average
  maturity of 8.2 months)................................         $14,535        $ 21         $14,556
Corporate bonds (average maturity of 9.4 months).........           1,691           6           1,697
Commercial paper (average maturity of 2.5 months)........          10,999         (12)         10,987
                                                                  -------        ----         -------
                                                                  $27,225        $ 15         $27,240
                                                                  =======        ====         =======

(5) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                     DECEMBER  31,   JUNE 30,
                                                         2000          2001
                                                       -------        ------
                                                          (in thousands)
 Raw material and work-in-process.............         $ 6,353        $6,763
 Finished goods...............................           4,740         3,065
                                                       -------        ------
                                                       $11,093        $9,828
                                                       =======        ======


(6) Net Income Per Common Share

  The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three and six months ended June 30, 2000 and 2001.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                     THREE MONTHS        SIX MONTHS
                                                        Ended              Ended
                                                       June 30,           JUNE 30,
                                                   2000       2001     2000     2001
                                                  -------   -------  -------  -------
        Basic weighted average common shares       110,322  114,744  109,539  114,179
         outstanding.............................
        Dilutive effect of assumed exercise of       7,719    5,237    8,217    5,406
         stock options and warrant...............  -------  -------  -------  -------
        Weighted average common shares             118,041  119,981  117,756  119,585
         outstanding assuming dilution...........  =======  =======  =======  =======

  Diluted weighted average shares outstanding excludes 16,884 and 1,879,276 potential common shares from stock options and a warrant outstanding for the three months ended June 30, 2000 and 2001, respectively, and 156,228 and 4,354,941 potential common shares from stock options and a warrant outstanding for the six months ended June 30, 2000 and 2001 as their effect would be anti-dilutive.

(7) Comprehensive Income

   The components of comprehensive income for the three and six months ended June 30, 2000 and 2001 are as follows:

                                                   THREE MONTHS            SIX MONTHS
                                                      Ended                  Ended
                                                     June 30,               June 30,
                                                   2000       2001      2000      2001
                                                   ------   -------   -------   -------
                                                              (IN THOUSANDS)
Comprehensive income:
Net income......................................   $6,740   $16,009   $12,381   $31,559
Other comprehensive income (loss)
   Unrealized gain (loss) on short-term
     investments................................        1        (6)      (12)       77
   Foreign currency translation.................     (318)    ( 825)     (788)     (924)
                                                   ------   -------   -------   -------
Comprehensive income............................   $6,423   $15,178   $11,581   $30,712
                                                  =======   =======   =======   =======


(8) Stock Splits

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

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep System consists of the ThinPrep Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's PMA Supplement Application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's PMA Supplement Application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene
Corporation ("Digene").   In March 1999, the FDA approved the use of Digene's
Hybrid Capture II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep Solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the Company's PMA Supplement Application to market the ThinPrep(R) 3000 Processor, the Company's next-generation processor for automated sample preparation. In December 2000, the Company began clinical trials of the ThinPrep Imaging System
(TM) to aid in cervical cancer screening.

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

  Since January 1, 1998, the Company's laboratory customers have been able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the United States Health Care Financing Administration ("HCFA") using a newly assigned Common Procedure Technology ("CPT") code specifically for liquid-based monolayer cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association, and are used in the submission of claims to third-party payors for reimbursement for medical services. HCFA has established a national fee of $28 for the CPT codes describing the ThinPrep Pap Test. This reimbursement level is nearly dobule the level of reimbursement for the conventional Pap smear.

  The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the new CPT code. As of June 30, 2001, based on information provided to the Company, the Company believes that all of the 351 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

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

  In January 2001, the Company entered into an agreement with Digene, exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for HPV using Digene's Hybrid Capture II HPV DNA Assay directly from the ThinPrep collection vial. The companies expect that the co-promotion program will initially focus on promoting Digene's HPV DNA test, using the residual material in ThinPrep collection vials, as the optimal patient management strategy for borderline cytology results.

  The Company expects to increase its expenditures in 2001 for research and development to fund further development of the ThinPrep Imaging System, as well as follow-on products and additional applications of ThinPrep technology.

RESULTS OF OPERATIONS

 Three Months Ended June 30, 2001 and 2000

  Net sales increased to $53.0 million in the second quarter of 2001 from $33.5 million for the same period of 2000, an increase of 58%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $43.6 million in the second quarter of 2001 from $27.4 million for the same period of 2000, an increase of 59%, and the gross margin was maintained at 82% in the second quarter of 2001 as compared to the same period of 2000. ThinPrep Pap Tests in the United States generally have a higher gross margin than the ThinPrep 2000 Processor, ThinPrep 3000 Processor, or international sales of either tests or processors.

  Total operating expenses increased to $23.3 million in the second quarter of 2001 from $21.6 million for the same period of 2000, an increase of 8%.
Research and development costs increased to $5.2 million in the second quarter of 2001 from $3.8 million for the same period of 2000, an increase of 39%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities. The Company expects that research and development expenses for the imaging system will decrease in the second half of 2001. Sales and marketing costs were essentially unchanged at $14.4 million in the second quarter of 2001 as compared to the same period of 2000. Sales and marketing costs may increase in succeeding quarters as a result of increased expenditures for personnel, physician and consumer marketing programs and commissions expense. General and administrative costs were essentially unchanged at $3.5 million in the second quarter of 2001 as compared to the same period of 2000.

  Interest income increased to $1.4 million in the second quarter of 2001 from $1.1 million for the same period of 2000, an increase of 33%, due to higher cash balances available for investment.

 Six Months Ended June 30, 2001 and 2000

  Net sales increased to $100.5 million in the first six months of 2001 from $62.3 million for the same period of 2000, an increase of 61%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $82.2 million in the first six months of 2001 from $50.9 million for the same period of 2000, an increase of 62%, and the gross margin was maintained at 82% in the first six months of 2001 as compared to the same period of 2000. ThinPrep Pap Tests in the United States generally have a higher gross margin than the ThinPrep 2000 Processor, ThinPrep 3000 Processor, or international sales of either tests or processors.

  Total operating expenses increased to $45.4 million in the first six months of 2001 from $40.3 million for the same period of 2000, an increase of 13%. Research and development costs increased to $10.0 million in the first six months of 2001 from $7.2 million for the same period of 2000, an increase of 40%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities and to a lesser extent clinical trial costs. The Company expects that research and development expenses for the imaging system will decrease in the second half of 2001. Sales and marketing costs increased to $28.4 million in the first six months of 2001 from $26.9 million for the same period of 2000, an increase of 5%. This increase primarily reflects expenses associated with personnel costs and commissions related to increased sales, and increased advertising programs and exhibitions in the United States. Sales and marketing costs may increase in succeeding quarters as a result of increased expenditures for personnel, physician and consumer marketing programs and commissions expense. General and administrative costs increased to $7.0 million in the first six months of 2001 from $6.2 million for the same period of 2000, an increase of 12%, primarily due to a combination of increased personnel costs and professional fees, including those related to the establishment of Cytyc Healthcare Ventures, LLC, which were partially offset by decreased litigation expenses.

  Interest income increased to $2.8 million in the first six months of 2001 from $2.1 million for the same period of 2000, an increase of 38%, due to higher cash
balances available for investment.   The Company also recorded $3.1 million
during the first six months of 2001 as other income relating to the settlement of certain litigation. The settlement consisted of cash and stock. The stock has been recorded at the discounted value of its guaranteed price two years from the date of the settlement.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $5.5 million as of June 30, 2001. Although the Company generated cash of $31.9 million in 2000 and expects to be cash flow positive in 2001, the Company had previously funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $191.9 million, net of offering expenses. At June 30, 2001, the Company had cash, cash equivalents and short-term investments of $128.1 million. Cash provided by the Company's operations during the six months ended June 30, 2001, was $37.8 million compared to $5.3 million for the same period in 2000, primarily as a result of significantly higher net income. Net accounts receivable increased by $4.3 million during the first six months of 2001 compared to 2000 due to growth in sales during the 2001 period which was partially offset by improved management of the accounts receivable portfolio. Net inventories decreased approximately $1.3 million during the six months ended June 30, 2001 primarily due to improved inventory management and production control.

  The Company's capital expenditures for the six months ended June 30, 2001 and 2000 were $3.9 million, and $2.3 million, excluding the acquisition of Acu-Pak, respectively. The increase was due primarily to leasehold improvements in both the Boxborough and Londonderry facilities and information systems expenditures.

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

INCOME TAXES

  The Company's estimated effective tax rate for the six months ended June 30, 2001 was 26%, due primarily to the effect of net operating loss carryforwards and the application of the federal alternative minimum tax and certain state minimum taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year and includes the reversal of existing valuation allowances.

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

     A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company derived approximately 3% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro for the first six months of 2001 which was billed in local currencies. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

  The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, availability of reimbursement for the Company's products, potential savings to the health care system, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include its dependence on a single product, uncertainty of FDA approval and market acceptance and the additional cost related thereto, a lengthy sales cycle, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, CPT code implementation delays and delays in reimbursement, a limited operating history, a history of losses, potential fluctuations in future quarterly results, management of growth, extensive government regulation, intense competition, risks associated with the Euro conversion, potential liabilities and costs associated with any future litigation, uncertainty of additional applications, dependence on key personnel, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, and dependence on single source suppliers. Such factors, among other risks detailed in the Company's Annual Report on Form

10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, financial condition and results of operations. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         -----------------------------------------

         (c)  Recent Sales of Unregistered Securities.
         ---  ---------------------------------------

          Effective June 6, 2001, Quest Diagnostics Incorporated exercised in full a warrant to purchase up to 900,000 shares of the Company's Common Stock at an exercise price equal to $10.14 per share. Pursuant to the warrant's cashless exercise feature, the Company issued Quest Diagnostics Incorporated 494,400 shares of the Company's Common Stock. Such issuance was made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

  At the Company's annual meeting of stockholders held on May 23, 2001 (the "2001 Annual Meeting"), the Company's stockholders took the following actions:

   1. The Company's stockholders elected Alfred J. Battaglia, Walter E. Boomer, and William G. Little as Class II Directors, each to serve for a three year term expiring at the Company's annual meeting of stockholders in 2004, or until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2001 Annual Meeting. With respect to such matter, the votes were cast as follows: 100,026,654 shares were voted for the election of Mr. Battaglia, 100,028,122 shares were voted for the election of Mr. Boomer, 100,026,440 shares were voted for the election of Mr. Little, 179,828 shares were withheld from the election of Mr. Battaglia, 178,360 shares were withheld from the election of Mr. Boomer and 180,042 shares were withheld from the election of Mr. Little. No other persons were nominated or received votes for election as directors of the Company at the 2001 Annual Meeting. The other directors of the Company whose terms of office continued after the 2001 Annual Meeting were Sally W. Crawford, C. William McDaniel, Anna S. Richo, Patrick J. Sullivan, and Monroe E. Trout, M.D.

   2. The Company's stockholders approved an amendment to the Company's 1995 Employee Stock Purchase Plan, increasing from 840,000 to 1,440,000 the number of authorized shares of Common Stock, $.01 par value, of the Company available for issuance thereunder. With respect to such matter, the votes were cast as follows: 93,525,817 shares were voted for the proposal, 6,551,104 shares were voted against the proposal and 129,561 shares were abstained from voting on the proposal.

   3. The Company's stockholders ratified and approved the Company's 2001 Non-Employee Director Stock Plan, which provides for the issuance of up to 4,000,000 shares of Common Stock to non-employee directors of the Company in the form of stock options and other stock awards. With respect to such matter, the votes were cast as follows: 73,583,155 shares were voted for the proposal, 26,432,889 shares were voted against the proposal and 190,438 shares were abstained from voting on the proposal.

   4. The Company's stockholders ratified the selection of Arthur Andersen LLP, independent certified public accountants, as auditors for the Company's fiscal year ending December 31, 2001. With respect to such matter, the votes were cast as follows: 99,651,067 shares were voted for the proposal, 435,067 shares were voted against the proposal and 120,348 shares were abstained from voting on the proposal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

     (a) Exhibits
     ------------

         10.1  1995 Employee Stock Purchase Plan, as amended.

         10.2  2001 Non-Employee Director Stock Plan, as amended.

     (b) Reports on Form 8-K
     -----------------------

       There were no reports on Form 8-K filed by the Company for the quarter ended June 30, 2001.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CYTYC CORPORATION



Date: August 8, 2001                      By:  /s/ Robert L. Bowen
                                             --------------------
                                             Robert L. Bowen
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial and Accounting
                                             Officer)


                                         By:  /s/ Leslie Teso-Lichtman
                                             -------------------------
                                             Leslie Teso-Lichtman
                                             Vice President & Controller

                                 EXHIBIT INDEX
Exhibit
Number        Description                                                   Page
------        ------------                                                  ----


10.1          1995 Employee Stock Purchase Plan, as amended                  17

10.2          2001 Non-Employee Director Stock Plan, as amended              25