Form 10-Q
period 2001-09-30
CYTYC CORP
filed 2001-11-09
CIK 849778

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

     Yes     [X]        No   [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of November 5, 2001 was 116,028,329.

                           Total Number of Pages: 16

================================================================================

================================================================================

                               CYTYC CORPORATION


                              INDEX TO FORM 10-Q
                              ------------------


                                                                                                 Page
                                                                                                 ----
Part I                   Financial Information

                Item 1.  Consolidated Financial Statements (unaudited)

                         Consolidated Balance Sheets as of
                            December 31, 2000 and September 30, 2001                              3

                         Consolidated Statements of Income
                            for the three and nine months ended September 30, 2000 and 2001       4

                         Consolidated Statements of Cash Flows
                            for the nine months ended September 30, 2000 and 2001                 5

                         Notes to Consolidated Financial Statements                               6

                Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                     10

                Item 3.  Quantitative and Qualitative Disclosures About Market Risk              14




Part II                  Other Information

                Item 6.  Exhibits and Reports on Form 8-K                                        14

Signature                                                                                        16

Part I      Financial Information
    Item 1. Consolidated Financial Statements


                               CYTYC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                                          December 31,   September 30,
                                                                                              2000            2001
                                                                                          ------------   -------------
                                   ASSETS
Current assets:
    Cash and cash equivalents...........................................................  $    61,605    $      94,171
    Short-term investments..............................................................       27,240           57,875
    Accounts receivable, net of allowance of $1,510 and $1,794 at December 31, 2000
      and September 30, 2001, respectively..............................................        40,214          49,092
    Inventories.........................................................................        11,093          10,557
    Prepaid expenses and other current assets...........................................           937           1,637
                                                                                          ------------   -------------
        Total current assets............................................................       141,089         213,332
                                                                                          ------------   -------------
Property and equipment, net.............................................................        21,363          24,081
Other assets............................................................................         8,434          21,964
                                                                                          ------------   -------------
        Total assets....................................................................  $    170,886   $     259,377
                                                                                          ============   =============


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable....................................................................  $      6,043   $       6,529
    Accrued expenses....................................................................        15,720          15,192
    Deferred revenue....................................................................         2,077           1,803
                                                                                          ------------   -------------
        Total current liabilities.......................................................        23,840          23,524
                                                                                          ------------   -------------
Stockholders' equity:
    Preferred Stock, $.01 par value--
     Authorized--5,000,000 shares
     No shares issued or outstanding....................................................            --              --
    Common Stock, $.01 par value--
     Authorized--200,000,000 shares
     Issued and outstanding: 113,039,385 shares in 2000 and 115,936,654 shares in 2001..         1,130           1,159
    Additional paid-in capital..........................................................       183,653         222,360
    Accumulated other comprehensive loss................................................          (632)           (151)
    Retained earnings (deficit).........................................................       (37,105)         12,485
                                                                                          ------------   -------------
        Total stockholders' equity......................................................       147,046         235,853
                                                                                          ------------   -------------

        Total liabilities and stockholders' equity......................................  $    170,886   $     259,377
                                                                                          ============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)


                                                                            Three Months Ended       Nine Months Ended
                                                                                September 30,           September 30,
                                                                              2000        2001         2000         2001
                                                                            --------    --------     --------     --------
Net sales.................................................................  $ 37,209    $ 57,249     $ 99,512     $157,713
Cost of sales.............................................................     5,866      10,466       17,285       28,746
                                                                            --------    --------     --------     --------
   Gross profit...........................................................    31,343      46,783       82,227      128,967
                                                                            --------    --------     --------     --------
Operating expenses:
   Research and development...............................................     3,462       5,369       10,653       15,406
   Sales and marketing....................................................    14,264      14,496       41,145       42,849
   General and administrative.............................................     3,539       4,015        9,784       11,014
                                                                            --------    --------     --------     --------
       Total operating expenses...........................................    21,265      23,880       61,582       69,269
                                                                            --------    --------     --------     --------

Income from operations....................................................    10,078      22,903       20,645       59,698
Other income, net:
   Interest income........................................................     1,263       1,463        3,323        4,304
   Litigation settlement..................................................        --          --           --        3,087
                                                                            --------    --------     --------     --------
       Other income, net..................................................     1,263       1,463        3,323        7,391
                                                                            --------    --------     --------     --------

Income before provision for income taxes..................................    11,341      24,366       23,968       67,089
Provision for income taxes................................................       346       6,335          592       17,499
                                                                            --------    --------     --------     --------
Net income................................................................  $ 10,995    $ 18,031     $ 23,376     $ 49,590
                                                                            ========    ========     ========     ========

Net income per common and potential common share:
   Basic..................................................................  $   0.10    $   0.16     $   0.21     $   0.43
                                                                            ========    ========     ========     ========
   Diluted................................................................  $   0.09    $   0.15     $   0.20     $   0.41
                                                                            ========    ========     ========     ========

Weighted average common and potential common shares outstanding:
   Basic..................................................................   111,585     115,698      110,220      114,685
   Diluted................................................................   118,311     120,918      117,777      119,953

  The accompanying notes are an integral part of these consolidated financial statements.

                               CYTYC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         2000            2001
                                                                                         ----            ----
Cash flows from operating activities:
     Net income.....................................................................   $ 23,376        $ 49,590
Adjustments to reconcile net income to net cash  provided by operating activities
        Depreciation and amortization...............................................      2,181           2,756
        Provision for doubtful accounts.............................................        153             284
        Amortization of goodwill and warrant........................................      1,312           2,052
        Gain on settlement of litigation............................................         --          (2,712)
        Compensation related to issuance of stock to directors and
           executives...............................................................        186             421
        Deferred taxes..............................................................         --          18,243
        Changes in assets and liabilities, excluding effects of acquisition
           Accounts receivable......................................................    (10,796)         (9,162)
           Inventories..............................................................     (3,995)            536
           Prepaid expenses and other current assets................................       (258)           (700)
           Accounts payable.........................................................      1,016             486
           Accrued expenses.........................................................       (228)           (528)
           Deferred revenue.........................................................        719            (274)
                                                                                       --------        --------

               Net cash provided by operating activities............................     13,666          60,992
                                                                                       --------        --------

Cash flows from investing activities:
     Acquisition of Acu-Pak, Inc. net of cash acquired..............................     (5,760)             --
     Decrease (increase) in other assets............................................        335            (832)
     Purchases of property and equipment............................................     (5,345)         (5,474)
     Purchases of short-term investments............................................    (27,917)        (98,780)
     Proceeds from maturity of short-term investments...............................     45,799          68,291
                                                                                       --------        --------

               Net cash provided by (used in) investing activities..................      7,112         (36,795)
                                                                                       --------        --------
Cash flows from financing activities:
     Proceeds from exercise of stock options and warrant............................      6,299           7,503
     Proceeds from issuance of shares under Employee Stock Purchase Plan............        288             529
                                                                                       --------        --------

               Net cash provided by financing activities............................      6,587           8,032
                                                                                       --------        --------

Effect of exchange rates on cash....................................................     (1,110)            337
                                                                                       --------        --------
Net increase in cash and cash equivalents...........................................     26,255          32,566
Cash and cash equivalents, beginning of period......................................     29,686          61,605
                                                                                       --------        --------

Cash and cash equivalents, end of period............................................   $ 55,941        $ 94,171
                                                                                       ========        ========
Supplemental disclosure of non-cash items:
 Changes in unrealized holding (loss) gain on short-term investments................   $     (7)       $    146
                                                                                       ========        ========

 Issuance of common stock warrant to Quest Diagnostics, Inc.........................   $  5,169        $     --
                                                                                       ========        ========

 In connection with the acquisition of Acu-Pak, Inc., the following noncash transaction occurred:
  Fair value of assets acquired.....................................................   $  7,173        $     --
  Liabilities assumed...............................................................       (994)             --
                                                                                       --------        --------
  Cash paid for acquisition and acquisition costs...................................   $  6,179        $     --
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

     Short-term investments consist of U.S. government securities, corporate bonds and commercial paper with original maturities between three and twelve months. At September 30, 2001, the Company's available-for-sale securities had contractual maturities that expire at various dates through June 2002. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At September 30, 2001 and December 31, 2000, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                                   Gross
                                                                                   -----
                                                                                 Unrealized
                                                                                 ----------
                                                                                   Holding
                                                                                   -------
                                                                     Amortized      Gains        Fair
                                                                     ---------      -----        ----
                                                                       Cost       (Losses)       Value
                                                                       ----       --------       -----
                                                                                (in thousands)
           September 30, 2001
           ------------------
           Available-for-sale securities
           U.S. government and agency securities (average
           maturity of 3.2 months)................................    $28,320        $ 82       $28,402
           Corporate bonds (average maturity of 4.4 months).......     20,999          43        21,042
           Commercial paper (average maturity of 3.0 months)......      8,410          21         8,431
                                                                      -------      ------       -------
                                                                      $57,729        $146       $57,875
                                                                      =======      ======       =======

           December 31, 2000
           -----------------
           Available-for-sale securities
           U.S. government and agency securities (average
           maturity of 8.2 months)................................    $14,535        $ 21       $14,556
           Corporate bonds (average maturity of 9.4 months).......      1,691           6         1,697
           Commercial paper (average maturity of 2.5 months)......     10,999         (12)       10,987
                                                                      -------      ------       -------
                                                                      $27,225        $ 15       $27,240
                                                                      =======      ======       =======

(5) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                               December  31,      September 30,
                                               -------------      -------------
                                                   2000                2001
                                                   ----                ----
                                                       (in thousands)
     Raw material and work-in-process.......     $ 6,353              $ 7,008
     Finished goods.........................       4,740                3,549
                                                 -------              -------
                                                 $11,093              $10,557
                                                 =======              =======

(6) Income Taxes

     The Company estimated that its effective tax rate for the nine months ended September 30, 2001 was 26%, due primarily to the effect of net operating loss carryforwards and the application of the federal alternative minimum tax and certain state minimum taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year and includes the reversal of existing valuation allowances.

(7) Net Income Per Common Share

     The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three and nine months ended September 30, 2000 and 2001.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                                    Three Months      Nine Months
                                                                                       Ended             Ended
                                                                                    September 30,     September 30,
                                                                                    2000     2001     2000     2001
                                                                                    ----     -----    ----     ----
       Basic weighted average common shares outstanding.........................   111,585  115,698  110,220  114,685
       Dilutive effect of assumed exercise of stock options and warrant.........     6,726    5,220    7,557    5,268
                                                                                   -------  -------  -------  -------
       Weighted average common shares outstanding assuming dilution.............   118,311  120,918  117,777  119,953
                                                                                   =======  =======  =======  =======

       Diluted weighted average shares outstanding excludes 306,786 and 74,276 potential common shares from stock options and a warrant outstanding for the three months ended September 30, 2000 and 2001, respectively, and 769,641 and 1,753,032 potential common shares from stock options and a warrant outstanding for the nine months ended September 30, 2000 and 2001 as their effect would be anti-dilutive.

(8) Comprehensive Income

      The components of comprehensive income for the three and nine months ended September 30, 2000 and 2001 are as follows:

                                                                                    Three Months      Nine Months
                                                                                       Ended             Ended
                                                                                    September 30,     September 30,
                                                                                    2000     2001     2000     2001
                                                                                    ----     -----    ----     ----
                                                                                             (in thousands)
Comprehensive income:
   Net income...................................................................   $10,995  $18,031  $23,376  $49,590
   Other comprehensive income (loss)
      Unrealized gain (loss) on short-term investments..........................         5       69       (7)     146
      Foreign currency translation..............................................      (323)   1,261   (1,110)     337
                                                                                   -------  -------  -------  -------
Comprehensive income............................................................   $10,677  $19,361  $22,259  $50,073
                                                                                   =======  =======  =======  =======


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

(10) Recent Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

       In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142. The Company must adopt SFAS

No. 142 on January 1, 2002. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

          In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim period within those fiscal years, with early adoption permitted. The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 144, and management will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

(11)  Subsequent Event

          On October 17, 2001, the Company, Pro Duct Health, Inc., a Delaware corporation ("Pro Duct") and Cytyc Health Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, Pro Duct will merge with and into Merger Sub, with Merger Sub to survive the merger as a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, upon the effective time of the Merger, the Company will pay Pro Duct security holders (in accordance with the existing preferences under Pro Duct's Certificate of Incorporation) a combination of 5.0 million shares of the Company's common stock and $38.5 million in cash in exchange for all of Pro Duct's outstanding capital stock and vested options and warrants. The Company will assume in the merger all then outstanding options exercisable for the purchase of shares of Pro Duct capital stock. The consummation of the merger is subject to various closing conditions, including, among others, approval of the Merger Agreement by the stockholders of Pro Duct and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

                               CYTYC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The ThinPrep(R) System consists of the ThinPrep Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's PMA Supplement Application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears. On September 4, 1997, the FDA approved the Company's PMA Supplement Application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation ("Digene"). In March 1999, the FDA approved the use of Digene's Hybrid Capture II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep Solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the Company's PMA Supplement Application to market the ThinPrep(R) 3000 Processor, the Company's next-generation processor for automated sample preparation. In December 2000, the Company began clinical trials of the ThinPrep Imaging System
(TM) to aid in cervical cancer screening. In August 2001, the FDA approved the Company's PMA Supplement Application for the inclusion of data describing the detection of High-Grade Squamus Intraepithelial Lesions (HSIL) with the ThinPrep Pap Test. In October 2001, the Company announced that it had entered into a definitive merger agreement to acquire Pro Duct Health, Inc. a privately-held company that has developed a ductal lavage device to enhance the evaluation of risk for breast cancer. The Company expects the transaction to close in the fourth quarter of 2001.

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

     Since January 1, 1998, the Company's laboratory customers have been able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the Center for Medicare and Medicaid Services ("CMS") using a newly assigned Common Procedure Technology ("CPT") code specifically for liquid-based monolayer cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association, and are used in the submission of claims to third-party payors for reimbursement for medical services. CMS has established a national fee of $28 for the CPT codes describing the ThinPrep Pap Test. This reimbursement level is nearly double the level of reimbursement for the conventional Pap smear.

     The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the new CPT code. As of September 30, 2001, based on information provided to the Company, the Company believes that all of the 360 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

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

     The Company expects to continue its expenditures in 2001 for research and development to fund further development of the ThinPrep Imaging System, as well as follow-on products and additional applications of ThinPrep technology. Costs related to the ThinPrep Imaging System are expected to decrease in the fourth quarter of 2001.

     In January 2001, the Company entered into an agreement with Digene, exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for HPV using Digene's Hybrid Capture(R) II HPV DNA Assay directly from the ThinPrep collection vial. The companies expect that the co-promotion program will initially focus on promoting Digene's HPV DNA test, using the residual material in ThinPrep collection vials, as the optimal patient management strategy for borderline cytology results.

     On October 17, 2001, the Company, Pro Duct Health, Inc., a Delaware corporation ("Pro Duct") and Cytyc Health Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, Pro Duct will merge with and into Merger Sub, with Merger Sub to survive the merger as a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, upon the effective time of the Merger, the Company will pay Pro Duct security holders (in accordance with the existing preferences under Pro Duct's Certificate of Incorporation) a combination of 5.0 million shares of the Company's common stock and $38.5 million in cash in exchange for all of Pro Duct's outstanding capital stock and vested options and warrants. The Company will assume in the merger all then outstanding options exercisable for the purchase of shares of Pro Duct capital stock. The consummation of the merger is subject to various closing conditions, including, among others, approval of the Merger Agreement by the stockholders of Pro Duct and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Results of Operations

  Three Months Ended September 30, 2001 and 2000

     Net sales increased to $57.2 million in the third quarter of 2001 from $37.2 million for the same period of 2000, an increase of 54%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $46.8 million in the third quarter of 2001 from $31.3 million for the same period of 2000, an increase of 49%, and the gross margin decreased to 82% in the third quarter of 2001 from 84% for the same period of 2000, primarily due to customer mix. ThinPrep Pap Tests in the United States generally have a higher gross margin than the ThinPrep 2000 Processor, ThinPrep 3000 Processor, or international sales of either tests or processors.

     Total operating expenses increased to $23.9 million in the third quarter of 2001 from $21.3 million for the same period of 2000, an increase of 12%. Research and development costs increased to $5.4 million in the third quarter of 2001 from $3.5 million for the same period of 2000, an increase of 55%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities. The Company expects that research and development expenses for the imaging system will decrease in the fourth quarter of 2001. Sales and marketing costs were essentially unchanged at $14.5 million in the third quarter of 2001 as compared to $14.3 million for the same period of 2000. Sales and marketing costs may increase in succeeding quarters as a result of increased expenditures for personnel, physician and consumer marketing programs and commissions expense. General and administrative costs increased to $4.0 million in the third quarter of 2001 from $3.5 million for the same period of 2000, an increase of 13%, primarily due to a combination of increased personnel costs and professional fees, including those related to Cytyc Healthcare Ventures, LLC, which were partially offset by decreased litigation expenses.

     Interest income increased to $1.5 million in the third quarter of 2001 from $1.3 million for the same period of 2000, an increase of 16%, due to higher cash balances available for investment.

  Nine Months Ended September 30, 2001 and 2000

     Net sales increased to $157.7 million in the first nine months of 2001 from $99.5 million for the same period of 2000, an increase of 58%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $129.0 million in the first nine months of 2001 from $82.2 million for the same period of 2000, an increase of 57%, and the gross margin was maintained at approximately 82% in the first nine months of 2001 as compared to the same period of 2000. ThinPrep Pap Tests in the United States generally have a higher gross margin than the ThinPrep 2000 Processor, ThinPrep 3000 Processor, or international sales of either tests or processors.

     Total operating expenses increased to $69.3 million in the first nine months of 2001 from $61.6 million for the same period of 2000, an increase of 12%. Research and development costs increased to $15.4 million in the first nine months of 2001 from $10.7 million for the same period of 2000, an increase of 45%, primarily as a result of engineering costs associated with the Company's ThinPrep Imaging System development activities and to a lesser extent clinical trial costs. The Company expects that research and development expenses for the imaging system will decrease in the fourth quarter of 2001. Sales and marketing costs increased to $42.8 million in the first nine months of 2001 from $41.1 million for the same period of 2000, an increase of 4%. This increase primarily reflects expenses associated with personnel costs and commissions related to increased sales, and increased advertising programs and exhibitions in the United States. Sales and marketing costs may increase in succeeding quarters as a result of increased expenditures for personnel, physician and consumer marketing programs and commissions expense. General and administrative costs increased to $11.0 million in the first nine months of 2001 from $9.8 million for the same period of 2000, an increase of 13%, primarily due to a combination of increased personnel costs and professional fees, including those related to Cytyc Healthcare Ventures, LLC, which were partially offset by decreased litigation expenses.

     Interest income increased to $4.3 million in the first nine months of 2001 from $3.3 million for the same period of 2000, an increase of 30%, due to higher cash balances available for investment. The Company also recorded $3.1 million during the first nine months of 2001 as other income relating to the settlement of certain litigation. The settlement consisted of cash and stock. The stock has been recorded at the discounted value of its guaranteed price two years from the date of the settlement.

Liquidity and Capital Resources

     Until the quarter ended September 30, 2001, the Company's expenses significantly exceeded its revenue, resulting in an accumulated deficit in prior periods. The Company is no longer in a deficit position and as of September 30, 2001 had retained earnings of $12.5 million. Although the Company generated cash of $31.9 million in 2000 and expects to be cash flow positive in 2001, the Company had previously funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $193.2 million, net of offering expenses. At September 30, 2001, the Company had cash, cash equivalents and short-term investments of $152.0 million. Cash provided by the Company's operations during the nine months ended September 30, 2001, was $61.0 million compared to $13.7 million for the same period in 2000, primarily as a result of significantly higher net income. Net accounts receivable increased by $8.9 million during the first nine months of 2001 compared to 2000 due to growth in sales during the 2001 period. Net inventories decreased approximately $0.5 million during the nine months ended September 30, 2001 primarily due to improved inventory management and production control.

     The Company's capital expenditures for the nine months ended September 30, 2001 and 2000 were $5.5 million, and $5.3 million, excluding the acquisition of Acu-Pak, respectively. The increase was due primarily to leasehold improvements in both the Boxborough and Londonderry facilities and information systems expenditures.

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

Income Taxes

     The Company estimated that its effective tax rate for the nine months ended September 30, 2001 was 26%, due primarily to the effect of net operating loss carryforwards and the application of the federal alternative minimum tax and certain state minimum taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year and includes the reversal of existing valuation allowances.

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

     A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company derived approximately 3% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro for the first nine months of 2001 which was billed in local currencies. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors Which May Affect Future Results

     The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, domestic and international marketing and sales plans, product plans and performance, availability of reimbursement for the Company's products, potential savings to the health care system, management's assessment of market factors, statements concerning the Company's expected acquisition of Pro Duct Health, Inc., as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include, risks associated with the consummation and integration of the acquisition of Pro Duct Health, Inc., its dependence on a single product, uncertainty of FDA approval and market acceptance and the additional cost related thereto, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, a limited number of customers and a lengthy sales process, a limited operating history, management of growth, intense competition, potential fluctuations in future quarterly results, extensive government regulation, international sales and operations risks, uncertainty of additional applications, dependence on key personnel, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, dependence on single source suppliers, and risks associated with the Euro conversion. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, financial condition and results of operations. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits
          -------------

               Exhibit 2.1 Agreement and Plan of Merger, dated October 17, 2001, by and among Cytyc Corporation, Pro Duct Health, Inc., and Cytyc Health Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 000-27558) and incorporated herein by reference).

               Exhibit 99.1 Press Release, dated October 18, 2001, by Cytyc Corporation (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 000-27558) and incorporated herein by reference).

               Exhibit 99.2 Form of Registration Rights Agreement by and among Cytyc Corporation and holders of the capital stock of Pro Duct as of the closing of the Merger (filed as Exhibit 99.2 to the

                              Company's Current Report on Form 8-K (File No. 000-27558) and incorporated herein by reference).

               Exhibit 99.3 Voting Agreement, dated as of October 17, 2001, by and among Cytyc Corporation and certain principal stockholders of Pro Duct Health, Inc. (filed as
                              Exhibit 99.3 to the Company's Current Report on Form 8-K (File No. 000-27558) and incorporated herein by reference).

          (b)  Reports on Form 8-K
          ------------------------

               There were no current reports on Form 8-K filed by the Company for the quarter ended September 30, 2001.

                    On October 19, 2001, the Company filed a current report on
               Form 8-K reporting Item 5 - Other Events - to disclose the execution of a definitive merger agreement to acquire Pro Duct Health, Inc. and Item 7 -Financial Statements, Pro Forma Financial Statements and Exhibits - to disclose the related Agreement and Plan of Merger, Voting Agreement and Form of Registration Rights Agreement and a Press Release announcing the transaction.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CYTYC CORPORATION



Date: November 9, 2001             By:  /s/ Robert L. Bowen
                                        -----------------------------------
                                        Robert L. Bowen
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal Financial and Accounting
                                        Officer)


                                   By:  /s/ Leslie Teso-Lichtman
                                        -----------------------------------
                                        Leslie Teso-Lichtman
                                        Vice President & Controller