Form 10-K405
period 2001-12-31
CYTYC CORP
filed 2002-03-01
CIK 849778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. [Fee Required]
                  For the Fiscal Year Ended: December 31, 2001
                                       or
[_]   Transition Report Pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of 1934. [No Fee Required]
                  For the transition period from         to

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 15, 2002 (based on the closing price as quoted by The Nasdaq Stock Market as of such date) was $2,522,346,569. As of February 15, 2002, 121,676,149 shares of the registrant's common stock were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE
   The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

     On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in ThinPrep solution using Digene Corporation's ("Digene") Hybrid Capture(R) HPV DNA Assay. In March 1999, the FDA approved the use of Digene's Hybrid Capture(R) II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep solution.

     The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the ThinPrep(R) 3000 Processor, the Company's next-generation processor for automated sample preparation. In August 2001, the FDA approved the Company's PMA Supplement Application for the inclusion of data describing the detection of High-Grade Squamus Intraepithelial Lesions (HSIL) with the ThinPrep Pap Test. In December 2001, the Company submitted a supplemental PMA application to the FDA to allow for testing for Chlamydia Trachomatis (CT) and Neisseria Gonorrhea (NG) directly from the ThinPrep Pap Test vial using Roche Diagnostics Corporation ("RDC") COBAS Amplicor(TM) automated system. In January 2002, the Company submitted a PMA Application to the FDA for the ThinPrep(R) Imaging System(TM) to aid in cervical cancer screening.

Recent Acquisitions

     In October 2001, the Company announced that it had entered into a definitive merger agreement to acquire all of the outstanding securities of Pro Duct Health, Inc. ("Pro Duct"), a privately held company that has developed a ductal lavage device to enhance the evaluation of risk for breast cancer. In November 2001, the Company completed its acquisition of Pro Duct by means of a merger of Pro Duct with and into Cytyc Health Corporation, a wholly-owned subsidiary of Cytyc Corporation. The Company intends to market the ductal lavage device as the ThinPrep Breast Test(TM), subject to required regulatory approvals.

     On February 19, 2002, the Company announced that it had signed a definitive merger agreement to acquire all of the outstanding securities of Digene in an exchange offer transaction. The closing of the exchange offer is subject to the tender of over 50 percent of Digene's outstanding securities, regulatory approval and other customary closing conditions. Although the Company expects that its acquisition of Digene will close during the second quarter of 2002, the Company may not be able to complete the acquisition during the second quarter, or at all.

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

     The ThinPrep System, which was cleared for marketing as a replacement for the conventional Pap smear method for cervical cancer screening by the FDA on May 20, 1996, consists of the ThinPrep(R) Processor and related disposable reagents, filters and other supplies. The ThinPrep System is designed to reduce the incidence of false negative diagnoses, improve slide quality, reduce inconclusive SBLBs and enable a single sample to be used for additional diagnostic testing. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. This expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. In February 1997, the Company received FDA approval of the Company's supplemental PMA application for the use of a combination of an endocervical brush and spatula sampling devices, a commonly used method of collecting samples for conventional Pap smears. In September 1997, the FDA approved the Company's supplemental PMA application for the testing for HPV directly from a single vial of patient specimen collected in a ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene. In March 1999, the FDA approved the use of Digene's Hybrid Capture II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep solution. The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the ThinPrep 3000 Processor, the Company's next-generation processor for automated sample preparation. In August 2001, the FDA approved the Company's PMA Supplement Application for the inclusion of data describing the detection of High-Grade Squamus Intraepithelial Lesions (HSIL) with the ThinPrep Pap Test. In December 2001, the Company submitted a supplemental PMA application to the FDA to allow for testing for Chlamydia Trachomatis (CT) and Neisseria Gonorrhea (NG) directly from the ThinPrep Pap Test vial using RDC's COBAS Amplicor(TM) automated system. In January 2002, the Company submitted a PMA Application to the FDA for the ThinPrep Imaging System to aid in cervical cancer screening.

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

     The results from the three screening centers indicated a 65% improvement in the detection of disease, while in the three hospital sites in which patients had historically exhibited high prevalence rates of cervical abnormalities, the ThinPrep method demonstrated a 6% improvement. In May 1996, based on the clinical trial results, the FDA approved the ThinPrep 2000 System as a replacement for the conventional Pap smear method in screening for the presence of atypical cells, cervical cancer, and its precursor lesions. After further analysis of the clinical trial data, in November 1996, the FDA cleared expanded product labeling to include that the ThinPrep System is significantly more effective in detecting LGSIL and more severe lesions than the conventional Pap smear method in a variety of patient populations. The FDA also cleared expanded product labeling to include that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. In May 2000, the FDA approved the ThinPrep 3000 Processor, the Company's next generation processor for automated sample preparation. In August 2001, the FDA approved a PMA Supplement allowing inclusion of data describing the detection of High-Grade Squamous Intraepithelial Lesions (HSIL) with the ThinPrep Pap Test. The data, from a multi-site clinical outcomes trial, is now included in the Company's Package Insert that accompanies the ThinPrep System.

     Following initial FDA approval of the ThinPrep System in May 1996, the Company conducted a multi-site direct-to-vial clinical study to evaluate the ThinPrep 2000 System versus the conventional Pap smear for the detection of High-Grade Squamous Intraepithelial and more severe lesions (HSIL+). Two types of patient groups were enrolled in the trial from ten leading academic hospitals in major metropolitan areas throughout the United States. From each site, one group consisted of patients representative of a routine screening population and the other group was made up of patients representative of a referral population enrolled at the time of colposcopic examination. The ThinPrep specimens were collected prospectively and compared against a historical control cohort. The historical cohort consisted of data collected from the same clinics and clinicians (if available) used to collect the ThinPrep specimens. These data were collected sequentially from patients seen immediately prior to the initiation of the study. The results from this study showed a detection rate of 511/20,917 for the conventional Pap smear versus 399/10,226 for the ThinPrep slides. For these clinical sites and these study populations, this indicates a 59.7 percent (p(less than)0.001) increase in detection of HSIL+ lesions for the ThinPrep System.

     In July 1999, the Company announced that it had successfully completed feasibility studies of the ThinPrep Imaging System to aid in cervical cancer screening and in December 2000 began clinical trials. In January 2002, the Company submitted a PMA Application to the FDA for the ThinPrep Imaging System. This PMA Application is supported by a prospective, multi-center clinical study that evaluated the performance of the ThinPrep Imaging System in direct comparison to a manual review method. More than 9,500 patients from both low-risk and high-risk populations were included in the study. The ThinPrep Imaging System is an interactive computer system that the Company believes will assist cytotechnologists in the primary screening and diagnosis of ThinPrep Pap Test slides. The system combines imaging technology to identify diagnostic fields of interest with automated microscope stage movements to facilitate locating these fields. The system is expected to increase a cytology laboratory's screening productivity while leveraging the increased sensitivity of the ThinPrep Pap Test.

     In December 2001, the Company submitted a supplemental PMA application to the FDA to allow for testing for CT/NG directly from the ThinPrep Pap Test vial using RDC's COBAS Amplicor(TM) automated system.

     There can be no assurance that the Company will obtain necessary regulatory approvals for the ThinPrep Imaging System, RDC's CT/NG test from the ThinPrep vial, or any other new products or applications.

     Since FDA approval of the ThinPrep System in May of 1996, a number of studies have been published or presented that evaluate the ThinPrep Pap Test. To date, more than 30 major studies evaluating the performance of the ThinPrep Pap Test compared to the conventional Pap smear have been published in peer-reviewed journals. The studies have included more than 300,000 patients in the ThinPrep Pap Test cohort and have been conducted in every region of the United States, as well as Europe, Asia, Central America and Australia. In total, more than 70 studies have been published demonstrating a wide range of benefits including increased disease detection, reduction of equivocal diagnoses, improved specimen adequacy, adjunctive molecular testing, morphology assessment, and cost effectiveness.

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

     In January 2000, the Company entered into a supply and co-marketing agreement with Quest Diagnostics Incorporated ("Quest") to market the Company's ThinPrep Pap Test as Quest's exclusive liquid-based cervical cancer screening methodology.

     In October 2000, the Company entered into an agreement with RDC, exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for chlamydia and gonorrhea using RDC's COBAS(R) AMPLICOR(R) CT/NG Test directly from the ThinPrep collection vial. The companies also intend to explore the potential for collaborating on a portfolio of additional screening and diagnostic tests based on the companies' respective technologies.

     In January 2001, the Company entered into an agreement with Digene, exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for human papillomavirus (HPV) using Digene's Hybrid Capture(R) II HPV DNA Assay directly from the ThinPrep collection vial. The co-promotion program has focused on promoting Digene's HPV DNA test, using the residual material in ThinPrep collection vials, as the optimal patient management strategy for borderline cytology results.

     Following the initial market launch of the ThinPrep product in the United States, the Company has more recently initiated its marketing and sales efforts in Europe and Asia Pacific. The Company established subsidiaries in Switzerland and Australia in 1997, in France and Italy in 1998, in Canada and the United Kingdom in 1999 and in Germany in 2001 to handle sales, service, training and distribution to clinical laboratories. The Company's strategy is to establish a worldwide selling channel appropriate for developing an international customer-base, taking into consideration factors such as government regulations, screening cycles and clinical practices of the particular country or region. The Company is also evaluating the use of direct and indirect international sales channels, including contract sales organizations, distributors and marketing partners.

     The Company believes that both domestic and international sales efforts will continue to involve a lengthy process, requiring the Company to educate healthcare providers, clinical laboratories, and third-party payors regarding the clinical benefits and cost-effectiveness of the ThinPrep System and any other new products and applications, such as the ductal lavage device obtained by the Company in its acquisition of Pro Duct. The Company's success and growth will depend to a large extent on market acceptance of the ThinPrep System and any such other products and applications among healthcare providers, third-party payors and clinical laboratories. The Company will continue to sell ThinPrep Processors to customers and charge separately for related disposable reagent filters and supplies. In the past, the Company has offered discounts to stimulate demand for the ThinPrep System and may elect to do so in the future, which discounts could have a material adverse effect on the Company's business, financial condition and results of operations.

     In order to effectively market the ThinPrep System for cervical cancer screening and any other new products and applications, such as the ductal lavage device, the Company will need to continue to increase its marketing and sales capabilities. No assurance can be given that the Company's direct sales force or strategic marketing relationships will succeed in promoting the ThinPrep System or any other new products or applications to healthcare providers, third-party payors or clinical laboratories, or that additional marketing and sales channels will be successfully established. While the Company is currently evaluating marketing and sales channels abroad, including contract sales organizations, distributors and marketing partners, the Company has established very limited foreign sales channels. There can be no assurance that the Company will be able to recruit and retain skilled marketing, sales, service or support personnel or foreign distributors, or that the Company's marketing and sales efforts will be successful. The Company's marketing success in the United States and abroad will depend on whether it can obtain required regulatory approvals, successfully demonstrate the cost-effectiveness of the ThinPrep System and any such other new products and applications, further develop its direct sales capability and establish arrangements with contract sales organizations, distributors and marketing partners. Failure to successfully expand its marketing and sales capabilities in the United States or establish its international marketing and sales organization would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The cost per ThinPrep Pap Test, plus a laboratory mark-up, is billed by laboratories to third-party payors or patients and typically results in a higher cost than the current charge for conventional Pap tests. Although a number of managed care organizations have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that healthcare providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method. In addition, the Company will be required to secure adequate third-party reimbursement for any new products it develops or obtains, including the ductal lavage device obtained in the Company's acquisition of Pro Duct in November 2001.

     There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by healthcare providers and the payor's determination that the use of the product represents a clinical advance compared to current technology and is safe and effective, medically necessary, appropriate for specific patient populations and cost-effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process, which requires the Company to provide scientific and clinical data to support the use of its products to each payor separately. There can be no assurance that third-party reimbursement will be or remain available for the ThinPrep System, the Pro Duct ductal lavage device, or any other products that may be obtained or developed by the Company, or that such third-party reimbursement will be adequate.

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

     The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate implementation and reimbursement under the CPT code. As of December 31, 2001, based on information provided to the Company, the Company believes that substantially all of the 367 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third-party payors in the United States. There can be no assurance, however, that the new CPT code will be successfully implemented by additional third-party payors, that any reimbursement delays will be successfully reduced, or that reimbursement levels under the new CPT code will be or remain adequate.

     The Company has limited experience in obtaining reimbursement for its products in the United States or other countries. In addition, third-party payors are routinely limiting reimbursement and coverage for medical devices and in many instances are exerting significant pressure on medical suppliers to lower their prices. Lack of or inadequate reimbursement by government and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Further, outside of the United States, healthcare reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available at an adequate level, if at all, for the Company's products under any other reimbursement system.

Manufacturing

     In January 2000, the Company acquired Acu-Pak, Inc. ("Acu-Pak"), a contract packager in Londonderry, New Hampshire that was, prior to the acquisition, manufacturing, filling and distributing vials containing the Company's solutions for all of its ThinPrep line of products. The Company currently leases approximately 97,000 square feet of commercial space in Boxborough, MA and believes that its existing facility, along with the Acu-Pak production facility consisting of approximately 45,000 square feet of commercial space, are adequate to meet the existing production requirements for the ThinPrep System. In November 2001, as part of its acquisition of Pro Duct, a manufacturer of medical devices in Menlo Park, California, the Company entered into a lease for a facility consisting of approximately 35,000 square feet. The lease of this facility terminates on April 30, 2003. The Company has subleased approximately 17,000 square feet of office space in Menlo Park, California to a third party for eighteen months ending April 30, 2003. In connection with the acquisition, the Company has committed to a plan to abandon the leased facilities. The Company has accrued approximately $787,000 for the abandonment of the leased facility, representing the present value of future minimum lease payments less estimated sub-lease receipts. The Company believes that its facilities in Massachusetts and New Hampshire will satisfy its operational requirements for the foreseeable future.

     The Company has expanded its manufacturing capacity by adding approximately $4.1 million of additional automated equipment, which was installed in late 2001. Of this amount, approximately $3.8 million was paid in 2000 and approximately $0.3 million was paid in 2001.

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

Research and Development

     The Company's core research and development strategy is to continue to develop innovative medical diagnostic applications of the ThinPrep technology and to continue to enhance the ThinPrep System. The Company has established a program to further enhance and automate the ThinPrep Processor. The Company's next generation instrument, the ThinPrep 3000 Processor, was designed to provide batch processing and walk-away capability by increasing capacity to 80 sample vials and more fully automating the slide preparation process. In May 2000, the FDA approved the ThinPrep 3000 Processor, which is now commercially available.

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

     In January 2000, the Company entered into a supply and co-marketing agreement with Quest to market the ThinPrep Pap Test as Quest's exclusive liquid-based cervical cancer screening methodology.

     In October 2000, the Company entered into an agreement with RDC, exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for chlamydia and gonorrhea using RDC's COBAS(R) AMPLICOR(R) CT/NG Test directly from the ThinPrep collection vial. The companies also intend to explore the potential for collaborating on a portfolio of additional screening and diagnostic tests based on the companies' respective technologies. In December 2001, the Company submitted a supplemental PMA application to the FDA to allow for testing for CT/NG directly from the ThinPrep Pap Test vial using RDC's COBAS Amplicor(TM) automated system.

     In January 2001, the Company entered into an agreement with Digene, exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for human papillomavirus (HPV) using Digene's Hybrid Capture(R) II HPV DNA Assay directly from the ThinPrep collection vial. The co-promotion program is initially focusing on promoting Digene's HPV DNA test and using the residual material in ThinPrep collection vials as the optimal patient management strategy for borderline cytology results.

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

     In January 2002, the Company submitted a PMA Application to the FDA for the ThinPrep Imaging System to aid in cervical cancer screening. There can be no assurance that the Company will obtain necessary regulatory approvals.

     The Company's expenditures for research and development (which includes clinical trials, regulatory affairs and engineering) were approximately $13.4 million, $14.2 million, and $19.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. Research and development for 2001 period excludes a one-time charge of $56.0 million for in-process research and development related to the Pro Duct acquisition.

Government Regulation

     The manufacture and sale of medical diagnostic devices intended for commercial use are subject to extensive governmental regulation in the United States and in other countries. The Company's existing products, including the ThinPrep System and the Pro Duct ductal lavage device, are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and generally require premarket approval through the filing of a PMA prior to commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to the FDA review and approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Non-compliance with applicable requirements of the FDC Act can result in the failure of the government to grant premarket approval for devices, withdrawal of clearances or approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

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

     In December 2001, the Company submitted a supplemental PMA application to the FDA to allow for testing for Chlamydia Trachomatis (CT) and Neisseria Gonorrhea (NG) directly from the ThinPrep Pap Test vial using RDC's COBAS Amplicor(TM) automated system. In January 2002, the Company submitted a PMA Application to the FDA for the ThinPrep Imaging System. These applications have not received regulatory approval to date. There can be no assurance that such approvals will be obtained on a timely basis, or at all. The Company anticipates that any other proposed uses for the ThinPrep System may require approval of a PMA supplement or a new PMA application.

     On February 19, 2002, the Company announced that it had signed a definitive merger agreement to acquire all of the outstanding securities of Digene in an exchange offer transaction. If the merger is consummated, Digene will be a wholly owned subsidiary of the Company or will be merged with and into the Company. The Company has been advised that Digene filed a PMA Supplement with the FDA in October 2001 for approval to use Digene's Hybrid Capture 2 HPV DNA Test in conjunction with the Pap smear as a primary screen for cervical cancer and its precursors in women age 30 and older. The FDA panel hearing on Digene's PMA supplement is scheduled to be held in March 2002. The Company does not know whether the FDA will approve Digene's PMA Supplement. If the PMA Supplement is not approved or if such approval is substantially delayed, Digene's business, financial condition, and results of operations could be materially and adversely affected.

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

     In April 1999, the FDA ruled on the petitions objecting to the approval of the ThinPrep Pap Test. In a letter addressed to petitioners, and copied to Cytyc, the FDA concluded: "It would serve no useful purpose to convene an advisory committee of experts to consider the objections raised in the petitions." The FDA addressed each of the 10 objections raised by the seven petitioners. In each instance, the agency concluded that there was no justification for review.

     The ThinPrep System is, and any other products manufactured or distributed by the Company pursuant to an approved PMA application or supplements will be, subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experience with the use of the device, postmarket surveillance, postmarket registration and other actions as deemed necessary by the FDA. The Company is also subject to FDA inspection for compliance with regulatory requirements. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by the Company and any of its distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect the Company's ability to market or sell the ThinPrep System, the Pro Duct ductal lavage device, or any other products developed or obtained by the Company.

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

     The laboratories that would purchase the ThinPrep System are subject to extensive regulation under CLIA, which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The Company believes that the ThinPrep device operates in a manner that will allow laboratories purchasing the device to comply with CLIA requirements. However, there can be no assurance that adverse interpretations of current CLIA regulations or future changes in CLIA regulations would not have an adverse effect on sales of the ThinPrep System.

Patents, Trademarks, Copyrights, Licenses and Proprietary Rights

     The Company relies on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company pursues patent protection in the United States and files corresponding patent applications in certain foreign jurisdictions. The Company holds seventeen issued United States patents, eleven pending United States patent applications, and corresponding foreign patents or patent applications relating to various aspects of its ThinPrep technology. As part of the Company's acquisition of Pro Duct, the Company acquired an interest in certain United States patents and patent applications, together with certain corresponding foreign counterparts, owned or licensed by Pro Duct, relating to various aspects of the Pro Duct ductal lavage technology. There can be no assurance, however, that pending patent applications will ultimately issue as patents or that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors. Under current law, certain patent applications filed with the United States Patent and Trademark Office before November 29, 2000 may be maintained in secrecy until a patent is issued. Patent applications filed with the United States Patent and Trademark Office on or after November 29, 2000, as well as patent applications filed in foreign countries, may be published some time after filing but prior to issuance. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempts to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations.

     On February 19, 2002, the Company announced that it had signed a definitive merger agreement to acquire all of the outstanding securities of Digene in an exchange offer transaction. If the merger is consummated, Digene will be a wholly owned subsidiary of the Company or will be merged with and into the Company. The Company has been advised that Digene may not have rights under some patents or patent applications related to its products or product candidates that are held by third parties, and may need to obtain such rights in order to begin or continue selling a product. Digene may be unable to obtain such rights on commercially reasonable terms or at all. Digene has in-licensed patents to a number of cancer-causing human papillomavirus types which, together with the patents to cancer-causing human papillomavirus types that it owns, may provide it with a competitive advantage. Digene may lose any such competitive advantage if these licenses terminate or if the patents licensed thereunder expire or are declared invalid. In addition, Digene may infringe the intellectual property rights of third parties, which could result in expensive intellectual property litigation and could prevent the development or marketing of current or proposed products.

     Digene has received inquiries regarding possible patent infringements relating to, among other things, aspects of its Hybrid Capture technology. Based upon information provided by Digene, the Company believes that the patents of others to which these inquiries relate are either not infringed by Digene's Hybrid Capture technology or are invalid. However, there can be no assurance that such claims will not be asserted and, if asserted, such claims may require Digene to enter into a royalty-bearing license or may prevent the development and marketing of any current or proposed product of Digene. Digene also may be forced to initiate or respond to expensive legal proceedings to protect Digene's patent position or other proprietary rights.

     There can be no assurance that the obligations of employees of the Company and third parties with whom the Company has entered into confidentiality agreements to maintain the confidentiality of the Company's trade secrets and proprietary information, will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that technology similar to the Company's will not be independently developed by the Company's competitors. In addition, the Company is the exclusive perpetual worldwide licensee of certain patented technology from DEKA for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. The Company is obligated to pay royalties equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products which are used in the ThinPrep System, and improvements made by the Company relating to such items. The license provides that it may only be terminated (1) by mutual written consent of both parties or (ii) by DEKA on written notice to the Company in the event that the license is assigned to other than a single acquiror without the consent of DEKA. Failure by the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also holds unregistered copyrights on documentation and operating software developed by it for the ThinPrep System. The Company presently has several trademarks, some of which have been registered with the United States Patent and Trademark Office. There can be no assurance that any copyrights or trademarks owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors.

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

Employees

     As of December 31, 2001, the Company employed 554 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

Item 2.  Properties

     The Company's executive offices and manufacturing operations are located in Boxborough, Massachusetts in a leased facility consisting of approximately 97,000 square feet. The lease of this facility has a term of seven years beginning November 1997, with an option to extend the term for an additional five years. In January 2000, as part of its acquisition of Acu-Pak, a contract packager in Londonderry, New Hampshire, the Company acquired approximately 2.7 acres of land and facilities. In November 2001, as part of its acquisition of Pro Duct, a manufacturer of medical devices in Menlo Park, California, the Company entered into a lease for a facility consisting of approximately 35,000 square feet. The lease of this facility terminates on April 30, 2003. The Company has subleased approximately 17,000 square feet of office space in Menlo Park, California to a third party for eighteen months ending April 30, 2003. In connection with the acquisition, the Company has committed to a plan to abandon the leased facilities. The Company has accrued approximately $787,000 for the abandonment of the leased facility, representing the present value of future minimum lease payments less estimated sub-lease receipts. The Company believes that its facilities in Massachusetts and New Hampshire will satisfy its operational requirements for the foreseeable future.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2001.

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

                                                         High             Low
                                                       --------         -------
     2000:
         First Quarter...............................   $ 19.25       $  7.94
         Second Quarter..............................     22.58          9.83
         Third Quarter...............................     23.48         11.25
         Fourth Quarter..............................     22.38         12.67
     2001:
         First Quarter...............................   $ 22.67       $ 13.63
         Second Quarter..............................     26.03         14.50
         Third Quarter...............................     27.01         18.67
         Fourth Quarter..............................     30.22         21.65
     2002:
         First Quarter (through February 15, 2002)...   $ 26.49       $ 19.24

     On February 15, 2002, the last reported sales price of the Common Stock on the Nasdaq National Market was $20.73 per share. As of February 15, 2002, there were approximately 533 holders of record of the Common Stock.

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

     On January 1, 2000, the Company issued to Quest a warrant to purchase up to 900,000 shares of the Company's Common Stock at an exercise price equal to $10.14 per share. The warrant was issued in consideration of entering into a multi-year joint-marketing agreement. No underwriter was involved in the issuance of the warrant. On June 6, 2001, Quest exercised the warrant in full pursuant to the cashless exercise feature and the Company issued Quest 494,400 shares of the Company's Common Stock. Such issuance was made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

     On November 30, 2001, the Company completed the acquisition of Pro Duct, a privately-held company that has developed a proprietary ductal lavage device for the early detection of breast cancer. The Company acquired all of the outstanding securities of Pro Duct by means of a forward triangular merger pursuant to which Pro Duct was merged with and into Cytyc Health Corporation, a wholly-owned subsidiary of the Company, with Cytyc Health Corporation surviving the merger and continuing in existence as a wholly-owned subsidiary of the Company.

     In connection with the Company's acquisition of Pro Duct, the Company issued an aggregate of 5,000,000 shares of the Company's common stock and $38.5 million in cash in exchange for all of the outstanding capital stock and vested options and warrants of Pro Duct. The Company also assumed all outstanding options to acquire Pro Duct common stock. No underwriters were involved in the Company's issuance of common stock to the Pro Duct securityholders, which was made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 6.   Selected Consolidated Financial Data

     The selected consolidated financial data set forth below for each of the years ended December 31, 1999, 2000 and 2001 and at December 31, 2000 and 2001 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein. The consolidated selected financial data for the years ended December 31, 1997 and 1998 and at December 31, 1997, 1998 and 1999 are derived from consolidated financial statements of the Company audited by Arthur Andersen LLP which are not included herein. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                          Year Ended December 31,
                                                             --------------------------------------------------
                                                               1997      1998      1999       2000       2001
                                                             --------  -------   --------   --------   --------
Statements of Operations Data:                                    (in thousands, except per share data)
Net sales...............................................    $ 26,347  $ 44,264  $  81,100  $ 142,065  $ 220,993
Cost of sales...........................................       8,006    11,211     15,815     24,565     40,168
                                                            --------  --------  ---------  ---------  ---------
     Gross profit.......................................      18,341    33,053     65,285    117,500    180,825
                                                            --------  --------  ---------  ---------  ---------
Operating expenses:
     Research and development...........................       6,048     8,419     13,372     14,171     18,975
     In-process research and development................           -         -          -          -     56,000
     Sales and marketing................................      31,761    35,332     44,017     55,162     59,161
     General and administrative.........................       7,746     8,372      6,765     13,872     16,987
                                                            --------  --------  ---------  ---------  ---------
       Total operating expenses.........................      45,555    52,123     64,154     83,205    151,123
                                                            --------  --------  ---------  ---------  ---------
Income (loss) from operations...........................     (27,214)  (19,070)     1,131     34,295     29,702
Other income, net.......................................       5,142     7,341      4,639      4,721      8,006
                                                            --------  --------  ---------  ---------  ---------
Income (loss) before provision for income taxes.........     (22,072)  (11,729)     5,770     39,016     37,708
Provision for income taxes..............................          --         -        130        853     25,073
                                                            --------  --------  ---------  ---------  ---------
Net income (loss).......................................    $(22,072) $(11,729) $   5,640  $  38,163  $  12,635
                                                            ========  ========  =========  =========  =========
Net income (loss) per common and potential common
share (1):
     Basic..............................................    $  (0.22) $  (0.11) $    0.05  $    0.34  $    0.11
                                                            ========  ========  =========  =========  =========
     Diluted............................................    $  (0.22) $  (0.11) $    0.05  $    0.32  $    0.10
                                                            ========  ========  =========  =========  =========
Weighted average common and potential common
shares outstanding (1):
     Basic..............................................     101,358   105,858    107,346    110,754    115,396
     Diluted............................................     101,358   105,858    112,530    117,960    120,776

Balance Sheet Data:                                           1997      1998       1999       2000       2001
                                                            --------  --------  ---------   --------  ---------
Cash, cash equivalents and short-term investments.......    $ 85,402  $ 69,908  $  70,368   $ 88,845  $ 153,242
Total assets............................................     108,377    97,737    112,328    170,886    386,760
Accumulated deficit.....................................     (69,179)  (80,908)   (75,268)   (37,105)   (24,470)
Total stockholders' equity..............................      96,187    85,807     94,991    147,046    350,308

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

     On September 4, 1997, the FDA approved the Company's supplemental PMA application for the testing for HPV directly from a single vial of patient specimen collected in ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene. In March 1999, the FDA approved the use of Digene's Hybrid Capture II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep solution.

     The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the ThinPrep (R) 3000 Processor, the Company's next-generation processor for automated sample preparation. In August 2001, the FDA approved the Company's PMA Supplement Application for the inclusion of data describing the detection of High-Grade Squamus Intraepithelial Lesions (HSIL) with the ThinPrep Pap Test. In December 2001, the Company submitted a supplemental PMA application to the FDA to allow for testing for Chlamydia Trachomatis (CT) and Neisseria Gonorrhea (NG) directly from the ThinPrep Pap Test vial using RDC's COBAS Amplicor(tm) automated system. In January 2002, the Company submitted a PMA Application to the FDA for the ThinPrep Imaging System to aid in cervical cancer screening.

     Prior to 2000, the Company incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep 2000 Processor, ThinPrep 3000 Processor, and ThinPrep Imaging System, expansion of the Company's manufacturing facilities, and the establishment of a marketing and sales organization. The Company may experience losses in the future as it expands its domestic and international marketing and sales activities and continues its product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results may fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company's products continue to gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and establishes its international sales and distribution networks, the timing and level of reimbursement for the Company's products by third-party payors, and other factors, many of which are outside the Company's control.

     The Company occupies a 97,000 square foot facility in Boxborough, Massachusetts. The Company has installed automated customized equipment for the high-volume manufacture of disposable filters for use in connection with the ThinPrep System. In January 2000, the Company acquired approximately 2.7 acres of land and facilities of Acu-Pak, a contract packager in Londonderry, New Hampshire that was manufacturing, filling vials containing and distributing the Company's solutions for all of its ThinPrep line of products, for approximately $6.0 million in cash.

The Company accounted for the acquisition as a purchase. In November 2001, as part of its acquisition of Pro Duct, a manufacturer of medical devices in Menlo Park, California, the Company entered into a lease for a facility consisting of approximately 35,000 square feet. The lease of this facility terminates on April 30, 2003. The Company has subleased approximately 17,000 square feet of office space in Menlo Park, California to a third party for eighteen months ending April 30, 2003. In connection with the acquisition, the Company has committed to a plan to abandon the leased facilities. The Company has accrued approximately $787,000 for the abandonment of the leased facility, representing the present value of future minimum lease payments less estimated sub-lease receipts.

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

     The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the CPT code. As of December 31, 2001, based on information provided to the Company, the Company believes that all of the 367 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

     The Company expects to continue its significant expenditures for sales and marketing activities of the ThinPrep System for cervical cancer screening and the ductal lavage device acquired from Pro Duct in 2002.

     In January 2000, the Company entered into a supply and co-marketing agreement with Quest to market the ThinPrep Pap Test as Quest's exclusive liquid-based cervical cancer screening methodology.

     In October 2000, the Company entered into an agreement with RDC, exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for chlamydia and gonorrhea using RDC's COBAS(R) AMPLICOR(R) CT/NG Test directly from the ThinPrep collection vial. The companies also intend to explore the potential for collaborating on a portfolio of additional screening and diagnostic tests based on the companies' respective technologies.

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

     The Company expects to increase its expenditures in 2002 for research and development to fund development of the ductal lavage device acquired from Pro Duct, as well as follow-on products and additional applications of ThinPrep technology.

Recent Acquisitions

     In October 2001, the Company announced that it had entered into a definitive merger agreement to acquire all of the outstanding securities of Pro Duct, a privately held company that has developed a ductal lavage device to enhance the evaluation of risk for breast cancer. In November 2001, the Company completed its acquisition of Pro Duct by means of a merger of Pro Duct with and into Cytyc Health Corporation, a wholly-owned subsidiary of Cytyc Corporation. The Company intends to market the ductal lavage device as the ThinPrep Breast Test(TM), subject to required regulatory approvals.

     On February 19, 2002, the Company announced that it had signed a definitive merger agreement to acquire all of the outstanding securities of Digene in an exchange offer transaction. If the acquisition is consummated, the Company will issue approximately 23 million shares of common stock and pay $76.9 million in cash for the outstanding equity of Digene (calculated on a fully diluted basis using the treasury stock method). The Company also will assume all options to acquire Digene common stock that are outstanding as of the closing of the merger that follows the tender offer. The acquisition is structured as a tax-free reorganization.

     The closing of the exchange offer is subject to the tender of over 50 percent of Digene's outstanding securities, regulatory approval, and other customary closing conditions. Although the Company expects that its acquisition of Digene will close during the second quarter of 2002, the Company may not be able to complete the acquisition during the second quarter, or at all.

In Process Research and Development

     The Company incurred in-process research and development charges totaling approximately $56.0 million in 2001. These charges related to the acquisition of Pro Duct. The Company determined these valuations giving explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants SEC Regulations Committee (the "AICPA Letter"). These valuations were further based upon appraisals prepared by an independent appraiser experienced in evaluating in-process research and development. A description of the valuation methodology and assumptions used in those valuations are set forth below.

     As part of the purchase price allocation, all intangible assets that are a part of the merger were identified and valued. It was determined that technology assets had value. As a result of this identification and valuation process, the Company allocated approximately $56.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development related primarily to three projects. At the date of acquisition, the development of these projects had not yet reached technology feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were charged to expense as of the date of the merger.

     In making purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

     Aggregate revenues for Pro Duct were estimated to grow at a compounded annual growth rate of approximately 111% for the five years following the acquisition, assuming the successful completion and market acceptance of the major research and development programs.

     The rates utilized to discount the net cash flows to their present value were based on estimated weighted average cost of capital calculations. Due to the nature of the forecast and the risks associated with the development projects, a range of discount rates of 25% to 30% were used for the in-process research and development. The discount rate utilized was higher than the Company's weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that are unknown at this time.

     Due to the very short lapse of time from the date of acquisition to December 31, 2001 the Company has not revised any estimates or assumptions made above. However, the Company is constantly reviewing the allocation of its research and development resources to respond to the ever changing market and technology developments, as well as developments of internally developed and acquired evolving technology portfolio.

     As of December 31, 2001 expenditures incurred and estimates to complete the acquired in-process projects are consistent with the Company's expectations. If the Company is not successful in implementing its projects, it may be unable to realize the value assigned to this in-process technology. In addition, the value of the other acquired intangible assets associated with this technology may also become impaired.

Critical Accounting Policies

     In December 2001, the SEC requested that all registrants list their most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes that the following accounting policies fit this definition:

     Revenue recognition. The Company's revenue recognition policy is significant because revenue is a key component of the Company's results of operations. The Company follows very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of its revenue policy. For example, revenue is not recognized from sales transactions unless the collection of the resulting receivable is reasonably assured. The Company assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If it is determined that the collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

     Valuation of Long-Lived Assets and Deferred Taxes. The Company assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, the Company would measure any impairment based on a projected discounted cash flow method. No such impairment charges have been recorded to date. In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize goodwill. In lieu of amortization, the Company is required to perform an initial impairment of our goodwill in 2002 and an annual impairment review thereafter. The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. Carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates, and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations.

     Accounts Receivable Reserve. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness, as determined by its review of their current credit information. The Company continuously monitor collections and payments from its customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, it cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

     The above list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the Company's audited consolidated financial statements and notes thereto which begin on page F-1 which contain accounting policies and other disclosures required by generally accepted accounting policies.

Results of Operations

  Years Ended December 31, 2001 and December 31, 2000

     Net sales increased to $221.0 million in 2001 from $142.1 million in 2000, an increase of 55.6%. This increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $180.8 million in 2001 from $117.5 million in 2000, an increase of 53.9%, however the gross margin decreased as a percentage of net sales to 81.8% in 2001 from 82.7% in 2000. Management attributes the decrease in gross margin in 2001 primarily to customer mix.

     Total operating expenses increased to $151.1 million in 2001 from $83.2 million in 2000, an increase of 81.6%. Excluding a one-time charge of $56.0 million for in-process research and development related to the Company's acquisition of Pro Duct in November 2001, total operating expenses increased 14.3%. Research and development costs increased to $19.0 million in 2001, excluding a one-time charge of $56.0 million for in-process research and development related to the Pro Duct acquisition, from $14.2 million in 2000, an increase of 33.9%, primarily as a result of engineering costs, additional personnel expenses and clinical trial costs associated with the Company's ThinPrep Imaging System development activities. Sales and marketing costs increased to $59.2 million in 2001 from $55.2 million in 2000, an increase of 7.2%. The increase primarily relates to personnel costs, including commissions, increased regional meetings and marketing programs. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditure for personnel, marketing programs and commissions expense, all of which increase with sales. General and administrative costs increased to $17.0 million in 2001 from $13.9 million in 2000, an increase of 22.5%, primarily due to a combination of increased personnel costs and professional fees, including those related to business development activities of Cytyc Healthcare Ventures, LLC, partially offset by decreased litigation expenses. Interest income increased to $5.4 million in 2001 from $4.7 million in 2000, an increase of 14.3%, due to an increase in the average cash balance available for investment. The Company recorded $3.1 million in 2001 as other income relating to the settlement of certain litigation. The Company also recorded approximately $16,000 and $192,000 in foreign currency transaction losses in 2000 and 2001, respectively.

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

     Total operating expenses increased to $83.2 million in 2000 from $64.2 million in 1999, an increase of 29.7%. Research and development costs increased to $14.2 million in 2000 from $13.4 million in 1999, an increase of 6.0%, primarily as a result of engineering costs and additional personnel expenses associated with the Company's ThinPrep Imaging System development activities. Sales and marketing costs increased to $55.2 million in 2000 from $44.0 million in 1999, an increase of 25.3%. The increase primarily related to personnel costs in domestic sales and marketing, including commissions, travel and meetings expense, marketing medical education programs in the United States and the expansion of international sales and marketing. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditure for personnel, marketing programs and commissions expense, all of which increase with sales. General and administrative costs increased to $13.9 million in 2000 from $6.8 million in 1999, an increase of 105.1%, due to increased legal expenses associated with litigation and increased personnel costs and professional fees. During the third quarter of 1999, the Company revised its estimate and reversed approximately $700,000 in legal expenses which had been accrued for certain litigation which was favorably settled during the second quarter of 1999, with all related efforts and costs completed in the third quarter. Excluding the reversal, general and administrative expenses would have increased 85.8%. Interest income increased to $4.7 million in 2000 from $3.8 million in 1999, an increase of 24.9%, due to an increase in the average cash balance available for investment and higher average interest rates. The Company recorded $1.1 million in 1999 as other income relating to the settlement of certain litigation. The Company also recorded approximately $292,000 and $16,000 in foreign currency transaction losses in 1999 and 2000, respectively.

Liquidity and Capital Resources

     Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $24.5 million as of December 31, 2001. Although the Company generated cash of $31.9 million and $10.3 million in 2000 and 2001, respectively, the Company had previously funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $194.6 million, net of offering expenses. At December 31, 2001, the Company had cash, cash equivalents and short-term investments of $153.2 million. Cash provided by the Company's operations was $1.7 million, $25.9 million and $91.7 million during 1999, 2000 and 2001, respectively, primarily as a result of net income generated in each period, partially offset by increases in working capital for each year. In 2001, cash provided by operations was primarily the result of net income, as adjusted for non cash items including deferred taxes and the charge related to acquired in process research and development, partially offset by increase in net working capital items, especially an increase in accounts receivable. Net accounts receivable increased by $10.1 million to approximately $50.3 million during 2001 as a result of significant sales growth in 2001. Net inventories decreased approximately $0.4 million from December 31, 2000 to December 31, 2001 due primarily to improved inventory management and production control.

     The Company's investing activities used cash of approximately $9.2 million, $2.5 million and $90.2 million during 1999, 2000 and 2001, respectively. The Company's investing activities included capital expenditures for the years ended December 31, 1999, 2000 and 2001 of $3.8 million, $10.8 million and $9.3 million, respectively. The Company's investing activities utilized cash of approximately $4.5 million for the purchase of short-term investments in 1999 and generated cash of approximately $13.5 million from the sale of short-term investments during 2000. The Company's investing activities also utilized $25.8 million in cash to acquire Pro Duct and $54.0 million to purchase short-term investments during 2001.

     The Company's financing activities generated cash of approximately $3.6 million, $9.1 million and $9.8 million in 1999, 2000 and 2001, respectively. The Company's financing activities consisted primarily of proceeds from the exercise of common stock options and warrants of approximately $3.3 million, $8.4 million and $8.7 million during 1999, 2000 and 2001, respectively.

     The Company leases its facilities under non-cancelable operating leases which have expiration dates ranging from 2002 through 2011. At December 31, 2001, future minimum annual lease payments amount to $7.4 million under these leases.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening and additional applications of its ThinPrep technology, including the ductal lavage device acquired from Pro Duct. The Company's liquidity and capital requirements will also depend upon the progress of the Company's research and development programs to develop follow-on products including the ThinPrep Imaging System and the ductal lavage device acquired from Pro Duct, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with any future litigation. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Income Taxes

     The Company has net operating loss and research and development tax credit carryforwards for federal income tax purposes of approximately $45.2 million and $7.8 million, respectively, at December 31, 2001 that will expire at various dates through the year 2020, if not utilized. The Company has an Alternative Minimum Tax ("AMT") tax credit carryforward for federal income tax purposes of approximately $1.0 million.

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

     The Company's effective tax rate was 1.1% and 2.1% in 1999 and 2000, respectively, which was less than the then current combined federal and state statutory rates. This difference was caused primarily by utilization of the Company's net operating loss carryforwards. The Company's effective tax rate for 2001 was 66.5% which was higher than the then current combined federal and state statutory rate. This was caused primarily by the non deductible in process research and development charge related to the Pro Duct acquisition, partially offset by utilization of the Company's net operating loss carryforwards.

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

     Primary Market Risk Exposures. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's business outside the United States is conducted in local currency transactions. The Company has no foreign exchange contracts, option contracts, or other foreign hedging arrangements. However, the Company estimates that any market risk associated with its foreign operations is not significant and is unlikely to have a material adverse effect on the Company's business, financial condition or results of operations.

Certain Factors Which May Affect Future Results

     The forward looking statements in this Form 10-K are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-K which are not strictly historical statements, including, without limitation, statements regarding management's expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance, potential savings to the healthcare system, management's assessment of market factors, statements concerning the integration of Pro Duct, statements concerning the acquisition of Digene, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, financial condition, and results of operations.

     The following discussion of the Company's risk factors should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.

We depend principally on the sale of a single product.

     To date, we have derived most of our revenues from sales of our ThinPrep 2000 Processor, related instruments, filters, and other supplies for use in gynecological and non-gynecological testing applications. If we are unable to successfully develop and commercialize other products, our business, sales and profits will be materially impaired. Although we have begun marketing our next-generation ThinPrep 3000 Processor and we have submitted a PMA application to the FDA for approval to sell our ThinPrep Imaging System, neither product has generated significant revenues yet. We cannot guarantee that the development of our ThinPrep Imaging System will be successfully completed, or that we will obtain necessary regulatory approval to market the ThinPrep Imaging System in the United States or in other countries. We also cannot guarantee that we will be able to obtain adequate reimbursement from insurance companies and other third party payors for the ductal lavage device for the detection of breast cancer that we obtained in our acquisition of Pro Duct, or that we will otherwise be able to generate significant revenue from sales of the Pro Duct device. We may be required to obtain FDA approval and secure adequate reimbursement from insurance companies and other third party payors for any other new products that we are able to develop or acquire, and we may not be able to do so.

We cannot guarantee we will obtain necessary regulatory approvals for our products.

     If we do not obtain all necessary regulatory approvals for any new products we are able to successfully develop or acquire, our ability to generate sales from new product offerings will materially suffer. The governments of the United States and other countries extensively regulate the manufacture and sale of medical diagnostic devices intended for commercial use. For example, United States commercial sales of medical diagnostic devices require FDA approval before selling may commence. Obtaining FDA and other required regulatory approvals can be time-consuming, expensive and uncertain. Regulatory approval frequently requires several years from the commencement of clinical trials to the receipt of regulatory approval. After any approvals, we remain subject to pervasive regulation and inspection for compliance with regulatory requirements. In January 2002, the Company submitted a PMA Application to the FDA for the ThinPrep Imaging System to aid in cervical cancer screening. We do not know whether the FDA will approve these products for commercial use. We may also need to obtain FDA approval for any other new products we are able to develop or acquire, and we cannot guarantee that we will be able to do so.

Our success depends on the market acceptance of our products and their cost.

     Our success and growth depends primarily on market acceptance of our ThinPrep System, including any follow-on applications of ThinPrep technology for cervical cancer screening and any other new products we are able to successfully develop or acquire, including the ductal lavage device we obtained in our acquisition of Pro Duct. The laboratory cost of using the ThinPrep System for cervical cancer screening is higher than that of a conventional Pap smear. Due in part to increased competitive pressures in the healthcare industry to reduce costs, our ability to gain market acceptance of the ThinPrep System and follow-on products depends on our ability to demonstrate that the higher cost of using the ThinPrep System is offset by a reduction in costs often associated with conventional Pap smears, such as inaccurate diagnoses and the need for repeat Pap tests. In particular, for all of our products, including our ThinPrep System products and the Pro Duct ductal lavage device, we need to convince healthcare providers, insurance companies and other third party payors, and clinical laboratories of the clinical benefits and cost-effectiveness of our products.

We have limited marketing and sales experience, which could cause our sales to suffer.

     In order to effectively market our products and increase our sales and profits, we will need to continue to increase our marketing and sales capabilities both within the United States and in foreign countries. We received clearance from the FDA to market our ThinPrep System for cervical cancer screening in May 1996, and initiated full-scale marketing and sales efforts for the ThinPrep System in the United States beginning in the first quarter of 1997. We currently utilize both direct sales and strategic marketing relationships with large clinical laboratories and health care companies to market our products in the United States. We cannot guarantee that our direct sales force or strategic marketing relationships will succeed in promoting the ThinPrep System, or any other products we are able to develop or acquire, to healthcare providers, third-party payors or clinical laboratories, or that we will sufficiently establish additional marketing and sales channels. While we are currently evaluating marketing and sales channels outside of the United States, including contract sales organizations, distributors and marketing partners, we have established very limited foreign sales channels. We may not be able to establish successful marketing and distribution agreements or other channels for sales outside of the United States. We also cannot guarantee that we will be able to recruit and retain skilled marketing, sales, service and support personnel for our domestic and foreign sales and marketing efforts.

Our sales are dependent on third-party reimbursement.

     We cannot sell our ThinPrep System for cervical cancer screening in the United States and other countries unless we are able to secure adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. Although a number of managed care organizations in the United States have added the ThinPrep Pap Test to their coverage, we cannot guarantee that reimbursement will increase or continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and clinical laboratories in the United States and other countries to use the ThinPrep System for cervical cancer screening instead of the conventional Pap smear method. We also will be required to secure adequate reimbursement for any new products we develop or obtain, including the Pro Duct ductal lavage device, and we may not be able to do so successfully.

We have a limited number of customers and a lengthy sales process to generate new customers, which may adversely impact our sales.

     We are dependent on a relatively small number of large clinical laboratory customers in the United States for a significant portion of our sales of the ThinPrep System, and our business may materially suffer if we are unable to increase sales to our existing customers and establish new customers both within and outside the United States. Due in part to a trend toward consolidation of clinical laboratories in recent years and the relative size of the largest United States laboratories, it is likely that a significant portion of ThinPrep System sales will continue to be concentrated among a relatively small number of large clinical laboratories. To generate demand for the ThinPrep Pap Test among clinical laboratories, we must educate physicians and healthcare providers about the clinical benefits and cost-effectiveness of the ThinPrep System. We also need to demonstrate the availability of adequate levels of reimbursement for the ThinPrep Pap Test. This process requires a lengthy sales effort, which makes it difficult and expensive for us to obtain new customers.

We have a limited operating history.

     We have a limited operating history, which may make it difficult for you to evaluate our business and prospects. We received initial pre-market approval from the FDA to market our ThinPrep System as a replacement for the conventional pap smear in May 1996 and commenced full-scale commercial launch in the United States in 1997. Since that time, we have focused on follow-on product development, obtaining additional regulatory approvals, expanding our manufacturing capabilities, and establishing our marketing and sales capabilities and channels in the United States and internationally. Our future revenues and profitability depend significantly on our ability to successfully market and sell the ThinPrep System and any follow-on products both within and outside of the United States. Due in part to our limited operating history, you should not rely on our historical results of operations as an indication of our prospects for future revenues and profitability.

We may engage in acquisitions that may harm our operating results, dilute our stockholders, divert management's attention from other important business concerns, and potentially create other difficulties for us.

     On November 30, 2001, we completed the acquisition of Pro Duct, a privately-held company that has developed an FDA approved ductal lavage device designed to improve the evaluation of risk for breast cancer. On February 19, 2002, we signed a definitive agreement to acquire Digene by means of a stock and cash tender offer. We may in the future pursue additional acquisitions that we believe could provide us with new technologies, products or service offerings, or enable us to obtain other competitive advantages.

     Acquisitions by us, including our acquisition of Pro Duct and our acquisition of Digene (if we are able to complete it), may involve some or all of the following financial risks:

     . use of significant amounts of cash;
     . potential dilutive issuances of equity securities;
     . incurrence of debt or amortization expenses related to certain intangible assets; and
     . future impairment charges related to diminished fair value of businesses acquired as compared to their net book value.

Such acquisitions also may involve numerous other risks, including:

     . diversion of management's attention from other business concerns;

    . difficulties associated with assimilating and integrating the personnel, operations and technologies of the acquired companies;
    . failure to retain key personnel;
    . loss of key customers, customer dissatisfaction or performance problems with the acquired company;
    . the costs associated with the integration of acquired operations; and . assumption of unknown liabilities.

     We may not be successful in overcoming the risks described above or any other problems associated with our acquisition of Pro Duct or any other acquisitions. Any of these risks and problems could materially harm our business, prospects, and financial condition. Additionally, we cannot guarantee that Pro Duct or any other companies we acquire will achieve anticipated revenues and operating results.

Our success depends on our ability to manage growth effectively.

     The scope of our operations and facilities, the number of our employees and the geographic area of our operations are growing rapidly, including as a result of acquisitions. If we are not able to manage our growth effectively, our business and financial condition will materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve additional management and financial systems and controls, and to expand, train and manage our employee base. These difficulties will be increased if we are able to complete our acquisition of Digene.

We have intense competition from other companies.

     We face direct competition from a number of publicly-traded and privately-held companies, including at least one other manufacturer of a thin-layer slide preparation system. The development, FDA approval and commercial marketing of competitive systems for cervical cancer screening could have a material adverse effect on our business and financial condition. Many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution and technical resources than we do, as well as more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.

Our quarterly operating results may vary.

     We expect that our operating results will fluctuate significantly in the future. Our quarterly results will depend on a number of factors, many of which are outside our control. These factors include:

    . the extent to which our products gain market acceptance;
    . the rate and size of expenditures incurred as we expand our domestic and establish our international sales and distribution networks;
    . the timing of approvals of the ThinPrep System and any other new products, including the Pro Duct Health ductal lavage device, for reimbursement by third-party payors;
    . the timing and size of sales;
    . the likelihood and timing of FDA approval of PMA supplements related to the ThinPrep System and any other new products;
    . the timing and size of expenditures incurred in the research and development of new products; and
    . the introduction and market acceptance of competing products or technologies.

We currently have limited foreign sales capabilities and cannot guarantee success in foreign markets.

     Although we commenced sales of our ThinPrep System in countries outside the United States in 1998, only a small percentage of our sales to date have been outside of the United States. If we fail to increase our revenues from sales outside of the United States, our business and financial condition may suffer materially. While we continue to evaluate possibilities for new foreign marketing and sales channels, including contract sales organizations, distributors and marketing partners, our current foreign sales channels are very limited. We cannot guarantee that we will successfully develop foreign sales channels or capabilities that will enable us to generate significant revenue from sales outside of the United States. Even if we are able to establish foreign sales capabilities, we may not be able to obtain required third-party reimbursements and regulatory approvals in foreign countries.

We are uncertain if additional applications of our ThinPrep System will be successful.

     In late 2000 and early 2001, we entered into separate co-promotion agreements for the co-promotion of RDC's COBAS(R) AMPLICOR(R) CT/NG test for the detection of chlamydia and gonorrhea and Digene's Hybrid Capture(R)
II HPV DNA Assay for the detection of the human papillomavirus. Each test utilizes our ThinPrep collection vial. We intend to continue to evaluate additional uses of our ThinPrep technology in testing for the presence of other types of cancers and sexually transmitted diseases. We have not yet determined which of these additional applications we will seek to develop, commercialize or promote, alone or with other companies. We cannot guarantee that our agreements with RDC or Digene will be successful, or that we will be able to successfully promote, commercialize or develop additional uses of our technology in connection with testing for other cancers or sexually transmitted diseases.

We are highly dependent on key personnel.

     We are highly dependent on the principal members of our management and scientific staff. Loss of our key personnel would likely impede achievement of our research and development, operational, or strategic objectives. To be successful, we must retain key employees and attract additional qualified employees.

Our success depends on our ability to protect our intellectual property rights.

     We rely on a combination of patents, trade secrets, copyrights, trademarks and confidentiality agreements to protect our proprietary technology, rights and know-how. We also are the exclusive licensee of certain patented technology for use in the field of cytology related to the fluid pumping system used in the ThinPrep System. If we fail to protect, defend and maintain our intellectual property rights, or if we are subject to a third party claim of infringement, our business and financial condition will materially suffer.

Our reliance on sole source suppliers could harm our business.

     We currently obtain certain key components of the ThinPrep System, including our propriety filter material, from single sources. We have been increasing our inventory of these components in an effort to reduce this risk. If we are unable to obtain sufficient quantities of these components at reasonable prices and in a timely manner, we will not be able to manufacture our products on a timely and cost-competitive basis, which would materially and adversely affect our business and financial condition.

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

     A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. During 2001, the Company derived less than 1% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro. The Company is currently evaluating Euro-related issues and the impact that the introduction of the Euro may have on the Company's business and results of operations. The Company expects to take appropriate actions based on the results of its evaluation. The Company has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is at an early stage and is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

     The information required by this item may be found on pages F-1 through F-23 of this Form 10-K.

Item 9. Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last two fiscal years.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under this item may be found under the sections captioned "Election of Directors", "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001, and is incorporated herein by reference.

Item 11. Executive Compensation

     The information required under this item may be found under the section captioned "Compensation and Other Information concerning Directors and Officers" in the 2002 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under this item may be found under the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required under this item may be found under the caption "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, and is incorporated herein by reference.

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

    (a)(3) List of Exhibits.

        The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number                           Description
--------------   --------------------------------------------------------
2.1(11)          Agreement and Plan of Merger, dated October 17, 2001, by
                 and among Cytyc Corporation, Pro Duct Health, Inc., and
                 Cytyc Health Corporation.
2.2(12)          Amendment to Agreement and Plan of Merger, dated as of
                 November 30, 2001, by and among Cytyc Corporation, Pro
                 Duct Health Inc., and Cytyc Health Corporation.
2.3(13)          Agreement and Plan of Merger, dated as of February
                 19, 2002, by and among Cytyc Corporation, Digene
                 Corporation, and Cruiser, Inc.
3.1(2)           Third Amended and Restated Certificate of Incorporation
                 of the Company.
3.2(2)           Amended and Restated By-Laws of the Company.
3.3(9)           Certificate of Amendment of Third Amended and Restated
                 Certificate of Incorporation.
4.1(1)           Specimen certificate representing the Common Stock.
4.2(3)           Rights Agreement, dated as of August 27, 1997, between
                 Cytyc Corporation and BankBoston, N.A
                 (the "Rights Agreement") which includes as Exhibit A the
                 Form of Certificate of Designations, as Exhibit B the
                 Form of Rights Certificate, and as Exhibit C the Summary
                 of Rights to Purchase Preferred Stock.
4.3(4)           Amendment No. 1 to Rights Agreement, dated as of June
                 22, 1998, between Cytyc Corporation and BankBoston,
                 N.A., amending the Rights Agreement.
10.1(1)*         1988 Stock Plan.
10.2(1)*         1989 Stock Plan.
10.3(1)*         1995 Stock Plan.
10.4(10)*        Amended and Restated 1995 Non-Employee Director Stock
                 Option Plan.
10.5(14)*        1995 Employee Stock Purchase Plan, as amended.
10.6(1)#         License Agreement between the Company and DEKA Products
                 Limited Partnership dated March 22, 1993.
10.7(1)          Form of Indemnification Agreement.
10.8(1)          Lease Agreement between the Company and BFA Realty
                 Partnership, L.P. d/b/a BFA, Limited Partnership of
                 February 1996.
10.9(5)          Amendment No. 1 to Lease Agreement dated as of February
                 1996 between the Company and BFA Realty Partnership,
                 L.P. d/b/a BFA, Limited Partnership.
10.10(6)#        Co-Promotion Agreement dated as of May 27, 1997 by
                 and between Mead Johnson & Company and the Company.
10.11(7)#        Amendment No. 1 to Co-Promotion Agreement dated as of
                 May 27, 1997 by and between Mead Johnson & Company and
                 the Company.
10.12(8)*        Cytyc Corporation Director Deferred Compensation Plan.
10.13(15)*       2001 Non-Employee Director Stock Plan.
10.14(16)*       Pro Duct Health, Inc. 1998 Stock Plan.
21.1**           List of Subsidiaries of the Company.
23.1**           Consent of Arthur Andersen LLP.
24.1**           Power of Attorney (see signature page hereto).

99.1(12) Escrow Agreement, dated as of November 30, 2001, by and among Cytyc Corporation, the Pro Duct Health, Inc. stockholder representative, and JPMorgan Chase Bank.
99.2(11) Form of Registration Rights Agreement by and among Cytyc Corporation and holders of the capital stock of Pro Duct Health, Inc.
99.3(11) Voting Agreement, dated as of October 17, 2001, by and among Cytyc Corporation and certain principal stockholders of Pro Duct Health, Inc.
99.4(13) Stockholders Agreement dated as of February 19, 2002 by and among Cytyc Corporation, Cruiser, Inc. and executive officers, directors, and certain principal stockholders of Digene Corporation.
99.5(13) Transaction Option Agreement, dated as of February 19, 2002 by and between Cytyc Corporation and Digene Corporation.

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00300).
(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-19367).
(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 29, 1997 (File No. 000-27558).
(4) Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q, filed August 13, 1998 (File No. 000-27558).
(5) Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed March 31, 1998 (File No. 000-27558).
(6)  Incorporated herein by reference to Exhibit 10.1 to the Company's
     Quarterly Report on Form 10-Q, filed August 8, 1997 (File No. 000-27558).
(7) Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed March 31, 1998 (File No. 000-27558).
(8) Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K, filed March 31, 1999 (File No. 000-27558).
(9) Incorporated herein by reference to Exhibits 3, 4 to the Company's Quarterly Report on Form 10-Q, filed August 14, 2000 (File No. 000-27558).
(10) Incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed August 14, 2000 (File No. 000-27558).
(11) Incorporated herein by reference to the Exhibits to the Company's Current Report on Form 8-K, filed October 19, 2001 (File No. 000-27558).
(12) Incorporated herein by reference to the Exhibits to the Company's Current Report on Form 8-K, filed December 14, 2001 (File No. 000-27558).
(13) Incorporated herein by reference to the Exhibits to the Company's Current Report on Form 8-K, filed February 20, 2002 (File No. 000-27558).
(14) Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-00300) and Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 8, 2001 (File No. 000-27558).
(15) Incorporated herein by reference to Exhibit 10.2 to the Company's
     Quarterly Report on Form 10-Q, filed August 8, 2001 (File No. 000-27558).
(16) Incorporated herein by reference to Exhibit 4 to the Company's
     Registration Statement on Form S-8, filed December 17, 2001 (File No. 333-75292).

* Indicates a management contract or any compensatory plan, contract or arrangement
**   Filed herewith.
#    Confidential treatment granted as to certain portions.

     (b) Reports On Form 8-K

         There were two reports on Form 8-K filed by the Company for the quarter ended December 31, 2001.

     On October 19, 2001, the Company filed a current report on Form 8-K reporting Item 5 - Other Events - to disclose the Company's execution of a definitive Agreement and Plan of Merger to acquire Pro Duct Health, Inc., and filing as exhibits to such Form 8-K under Item 7 - Financial Statements, Pro Forma Financial Statements and Exhibits -the related Agreement and Plan of Merger, Voting Agreement and Form of Registration Rights Agreement and a Press Release announcing the execution of the merger agreement.

     On December 14, 2001, the Company filed a current report on Form 8-K reporting Item 2 - Acquisition or Disposition of Assets - to disclose the consummation of the Company's acquisition of Pro Duct Health, Inc., and filing as exhibits to such Form 8-K under Item 7 - Financial Statements, Pro Forma Financial Statements and Exhibits - an amendment to the Pro Duct Health Agreement and Plan of Merger, an Escrow Agreement related to the Pro Duct acquisition and a Press Release announcing the consummation of the acquisition.

Subsequent 8-K filings

     On February 5, 2002, the Company filed a current report on Form 8-K reporting Item 5 - Other Events - to disclose Press Release announcing the Company's establishment of an open market stock repurchase program.

     On February 12, 2002, the Company filed a current report on Form 8-K/A reporting Amendment No. 1 to its Current Report on Form 8-K dated December 14, 2001, solely to file the financial statements of Pro Duct Health, Inc. required by Item 7(a) of Form 8-K and the pro forma financial information required by
Item 7(b) of Form 8-K.

     On February 20, 2002, the Company filed a current report on Form 8-K reporting Item 5 - Other Events - to disclose the Company's execution of a definitive Agreement and Plan of Merger to acquire Digene Corporation, and filing as to such Form 8-K under Item 7 - Financial Statements, Pro Forma Financial Statements and Exhibits - the related Agreement and Plan of Merger, Stockholders Agreement and Transaction Option Agreement, and a Joint Press Release announcing the execution of the merger agreement.

(c) Exhibits

     The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Washington, D.C. 20549, and at the SEC's regional offices located at Seven World Trade Center, Suite 1300, New York, New York 10048, and at Citicorp Center, 500 West Madison Street, Suite 1400 Chicago, Illinois 60611-2511. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address "http://www.sec.gov".

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CYTYC CORPORATION

Date: March 1, 2002

                                          By:     /S/ Patrick J. Sullivan
                                                  -----------------------------
                                                  Chief Executive Officer
                                                  Vice Chairman and Chairman
                                                  elect of the Board of
                                                  Directors

                       POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of Cytyc Corporation, hereby severally constitute and appoint Patrick J. Sullivan and Robert L. Bowen, and each of them singly, our true and lawful attorneys, with full power to both of them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K generally to do all things in our names and on our behalf in such capacities to enable Cytyc Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

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

        Signature                                  Title(s)                                     Date
        ---------                                  --------                                     ----
  /S/ Patrick J. Sullivan                Chief Executive Officer (Principal                March 1, 2002
  -----------------------                Executive Officer), Vice Chairman
    Patrick J. Sullivan                  and Chairman elect of the Board of
                                         Directors

   /S/ Robert L. Bowen                   Vice President, and                               March 1, 2002
   -------------------                   Chief Financial Officer
     Robert L. Bowen                     (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)

   /S/ Walter E. Boomer                  Director                                          March 1, 2002
   --------------------
     Walter E. Boomer

   /S/ Marc C. Breslawsky                Director                                          March 1, 2002
  ----------------------
    Marc C. Breslawsky

    /S/ Sally W. Crawford                Director                                          March 1, 2002
    ---------------------
    Sally W. Crawford

  /S/ William G. Little                  Director                                          March 1, 2002
  --------------------
    William G. Little

  /S/ William H. Longfield               Director                                          March 1, 2002
  -----------------------
    William H. Longfield

/S/ Joseph B. Martin, M.D., P.H.D.       Director                                          March 1, 2002
----------------------------------
  Joseph B. Martin, M.D., PHD

  /S/ C. William McDaniel                Vice Chairman of the Board of                     March 1, 2002
  ------------------------               Directors
    C. William McDaniel

  /S/ Anna S. Richo                      Director                                          March 1, 2002
    -----------------
      Anna S. Richo

 /S/ Monroe E. Trout , M.D.              Chairman of the Board of                          March 1, 2002
  --------------------------             Directors
    Monroe E. Trout, M.D.

                              CYTYC CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001.............. F-3
Consolidated Statements of Operations for the Years
  Ended December 31, 1999, 2000 and 2001.................................. F-4
Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 1999, 2000 and 2001........................ F-5
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1999, 2000 and 2001.................................. F-6
Notes to Consolidated Financial Statements................................ F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Cytyc Corporation:

     We have audited the accompanying consolidated balance sheets of Cytyc Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cytyc Corporation and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
January 21, 2002,
(except with respect to
the matter discussed in
note 14 as to which the
date is February 19, 2002).

                                CYTYC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                              December 31,
                                                                                              ------------
                                                                                             2000      2001
                                                                                            ------    ------
                                     ASSETS
Current assets:
    Cash and cash equivalents ........................................................     $  61,605  $  71,928
    Short-term investments ...........................................................        27,240     81,314
    Accounts receivable, net of allowance of $1,510 and $1,987 at December 31, 2000
       and 2001, respectively ........................................................        40,214     50,278
    Inventories ......................................................................        11,093     10,698
    Prepaid expenses and other current assets ........................................           937      1,583
                                                                                           ---------  ---------
       Total current assets ..........................................................       141,089    215,801
                                                                                           ---------  ---------
Property and equipment, net ..........................................................        21,363     26,662
                                                                                           ---------  ---------
Intangible assets:
    Patented technology, net of accumulated amortization of $219 at December 31, 2001              -        211
    Acquired developed technology and know-how, net of accumulated amortization of
       $122 at December 31, 2001 .....................................................             -     18,878
    Goodwill, net of accumulated amortization of $444 and $885 at December 31,
       2000 and 2001, respectively ...................................................         2,670     94,881
                                                                                           ---------  ---------
       Total intangible assets .......................................................         2,670    113,970
                                                                                           ---------  ---------
Deferred tax assets, net .............................................................             -     23,485
Other assets, net ....................................................................         5,764      6,842
                                                                                           ---------  ---------
       Total assets ..................................................................     $ 170,886  $ 386,760
                                                                                           =========  =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .................................................................     $   6,043  $   9,325
    Accrued expenses .................................................................        15,720     24,789
    Deferred revenue .................................................................         2,077      1,501
                                                                                           ---------  ---------
       Total current liabilities .....................................................        23,840     35,615
                                                                                           ---------  ---------

Non-current liabilities ..............................................................             -        837
                                                                                           ---------  ---------

Commitments and contingencies (Note 11)

Stockholders' equity:
    Preferred Stock, $0.01 par value--
      Authorized--5,000,000 shares
      No shares issued or outstanding ................................................             -          -
    Common Stock, $0.01 par value--
      Authorized--200,000,000 shares
      Issued and outstanding--113,039,385 shares in 2000 and 121,355,344 in 2001 .....         1,130      1,214
    Additional paid-in capital .......................................................       183,653    376,092
    Deferred compensation ............................................................             -       (999)
    Accumulated other comprehensive loss .............................................          (632)    (1,529)
    Accumulated deficit ..............................................................       (37,105)   (24,470)
                                                                                           ---------  ---------
       Total stockholders' equity ....................................................       147,046    350,308
                                                                                           ---------  ---------

       Total liabilities and stockholders' equity ....................................     $ 170,886  $ 386,760
                                                                                           =========  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CYTYC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                      Years Ended December 31,
                                                                   ----------------------------
                                                                     1999     2000       2001
                                                                   -------  ---------  --------
Net sales ...................................................     $ 81,100  $ 142,065  $220,993
Cost of sales ...............................................       15,815     24,565    40,168
                                                                   -------  ---------  --------
    Gross profit ............................................       65,285    117,500   180,825
                                                                   -------  ---------  --------
Operating expenses:
    Research and development ................................       13,372     14,171    18,975
    In-process research and development .....................            -          -    56,000
    Sales and marketing .....................................       44,017     55,162    59,161
    General and administrative ..............................        6,765     13,872    16,987
                                                                   -------  ---------  --------
       Total operating expenses .............................       64,154     83,205   151,123
                                                                   -------  ---------  --------
Income from operations ......................................        1,131     34,295    29,702
                                                                   -------  ---------  --------
Other income (expense):
    Interest income .........................................        3,790      4,734     5,412
    Other income (expense) ..................................          849        (13)     (493)
    Litigation settlement ...................................            -          -     3,087
                                                                   -------  ---------  --------
        Total other income, net .............................        4,639      4,721     8,006
                                                                   -------  ---------  --------
Income before provision for income taxes ....................        5,770     39,016    37,708
Provision for income taxes ..................................          130        853    25,073
                                                                   -------  ---------  --------
Net income ..................................................     $  5,640  $  38,163  $ 12,635
                                                                   =======  =========  ========
Net income per common and potential common share:
    Basic ...................................................     $   0.05  $    0.34  $   0.11
                                                                   =======  =========  ========
    Diluted .................................................     $   0.05  $    0.32  $   0.10
                                                                   =======  =========  ========

Weighted average common and potential common shares outstanding:
    Basic ...................................................      107,346    110,754   115,396
    Diluted .................................................      112,530    117,960   120,776

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CYTYC CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                                              Accumulated
                                                                                                 Other                     Total
                                                         Common Stock      Additional Deferred   Compre-                   Stock-
                                         Comprehen-        Number of        Paid-in   Compen-    hensive     Accumula-    holders'
                                        sive Income    Shares     Value     Capital   sation   Income(Loss) ted Deficit    Equity
                                          --------     ------    ------    --------  --------  ------------   --------    --------
Balance, December 31, 1998               $       -   106,791,570  $ 1,068    $165,541  $     -     $    106    $(80,908)   $ 85,807
Exercise of common stock
  options and warrants                                 1,501,026       15       3,291        -            -           -       3,306
Issuance of shares under Employee Stock
  Purchase Plan                                  -        97,920        -         276        -            -           -         276
Issuance of shares under Directors'
  Stock Plan                                     -        29,118        -         121        -            -           -         121
Comprehensive income--
  Net income                             $   5,640             -        -           -        -            -       5,640       5,640
  Other comprehensive income (loss)-
   Unrealized loss on
    marketable securities                     (150)            -        -           -        -         (150)          -        (150)
   Cumulative translation adjustment            (9)            -        -           -        -           (9)          -          (9)
                                         ---------
   Comprehensive income                  $   5,481             -        -           -        -            -           -           -
                                         =========   -----------  -------    --------  -------     --------    --------    --------
Balance, December 31, 1999                           108,419,634    1,083     169,229        -          (53)    (75,268)     94,991
Exercise of common stock options                 -     4,541,340       47       8,320        -            -           -       8,367
Issuance of shares under Employee Stock
  Purchase Plan                                  -        50,025        -         694        -            -           -         694
Issuance of shares under Directors' and
  Executive Stock Plans                          -        28,386        -         241        -            -           -         241
Issuance of common stock warrant                 -             -        -       5,169        -            -           -       5,169
Comprehensive income -
  Net income                             $  38,163             -        -           -        -            -      38,163      38,163
  Other comprehensive income (loss)-
   Unrealized gain on marketable
    securities                                 165             -        -           -        -          165           -         165
   Cumulative translation adjustment          (744)            -        -           -        -         (744)          -        (744)
                                         ---------
   Comprehensive income                  $  37,584             -        -           -        -            -           -           -
                                         =========   -----------  -------    --------  -------     --------    --------    --------
Balance, December 31, 2000                           113,039,385    1,130     183,653        -         (632)    (37,105)    147,046

Exercise of common stock options                 -     2,733,117       27       8,714        -            -           -       8,741
Issuance of common stock to non-
  employees for services                         -         3,000        -          52        -            -           -          52
Issuance of shares under Employee Stock
  Purchase Plan                                  -        61,280        1       1,065        -            -           -       1,066
Issuance of shares under Directors' and
  Executive Stock Plans                          -        24,162        1         392        -            -           -         393
Exercise of common stock warrant                 -       494,400        5          (5)       -            -           -           -
Issuance of common stock for Pro Duct
  acquisition                                    -     5,000,000       50     140,114        -            -           -     140,164
Deferred compensation for common stock
  options assumed in Pro Duct acquisition        -             -        -       1,054   (1,054)           -           -           -
Amortization of deferred compensation            -             -        -           -       55            -           -          55
Tax benefit from stock options exercised         -             -        -      41,053        -            -           -      41,053
Comprehensive income -
  Net income                             $  12,635             -        -           -        -            -      12,635      12,635
  Other comprehensive income (loss)-
   Unrealized gain on marketable
     securities                                 98             -        -           -        -           98           -          98
   Cumulative translation adjustment          (995)            -        -           -        -         (995)          -        (995)
                                         ---------
   Comprehensive income                  $  11,738             -        -           -        -            -           -           -
                                         =========   -----------  -------    --------  -------     --------    --------    --------
Balance, December 31, 2001                           121,355,344  $ 1,214    $376,092  $  (999)    $ (1,529)   $(24,470)   $350,308
                                                     ===========  =======    ========  =======     ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CYTYC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                       Years Ended December 31,
                                                                                                  ---------------------------------
                                                                                                    1999        2000         2001
                                                                                                  --------    --------    ---------
Cash flows from operating activities:
   Net income ................................................................................    $  5,640    $ 38,163    $  12,635
   Adjustments to reconcile net income to net cash provided by operating activities ..........
       Depreciation and amortization .........................................................       1,951       3,460        4,852
       Provision for doubtful accounts .......................................................         299         656          567
       Amortization of warrant ...............................................................           -       1,465        2,499
       Acquired in-process research and development ..........................................           -           -       56,000
       Non-cash gain from settlement of litigation ...........................................           -           -       (2,712)
       Compensation expense related to issuance of stock to directors, executives and non-
         employee awards .....................................................................         121         241          445
       Compensation expense related to options assumed in acquisition ........................           -           -           55
       Change in deferred tax asset ..........................................................           -           -      (20,540)
       Changes in assets and liabilities, excluding effects of acquisition-
             Accounts receivable .............................................................     (10,130)    (18,050)     (10,549)
             Inventories .....................................................................      (1,454)     (5,388)         598
             Prepaid expenses and other current assets .......................................        (133)       (139)        (639)
             Accounts payable ................................................................       1,845       1,188        2,829
             Accrued expenses ................................................................       3,253       3,966        5,156
             Deferred revenue ................................................................         309         355         (576)
             Tax benefit from exercise of options ............................................           -           -       41,053
                                                                                                  --------    --------    ---------
                  Net cash provided by operating activities ..................................       1,701      25,917       91,673
                                                                                                  --------    --------    ---------
Cash flows from investing activities:
       Acquisition of Acu-Pak, Inc., net of cash acquired ....................................           -      (5,760)           -
       Acquisition of Pro Duct Health Inc., net of cash acquired .............................           -           -      (25,791)
       (Increase) decrease in other assets ...................................................        (878)        651       (1,147)
       Purchases of property and equipment ...................................................      (3,786)    (10,813)      (9,248)
       Purchases of short-term investments ...................................................     (59,882)    (49,803)    (156,293)
       Proceeds from sale of short-term investments ..........................................      55,392      63,259      102,317
                                                                                                  --------    --------    ---------
                 Net cash used in investing activities .......................................      (9,154)     (2,466)     (90,162)
                                                                                                  --------    --------    ---------
Cash flows from financing activities:
       Proceeds from exercise of stock options and warrants ..................................       3,306       8,367        8,741
       Proceeds from issuance of shares under Employee Stock Purchase Plan ...................         276         694        1,066
                                                                                                  --------    --------    ---------
                 Net cash provided by financing activities ...................................       3,582       9,061        9,807
                                                                                                  --------    --------    ---------
Effect of exchange rate changes on cash ......................................................          (9)       (593)        (995)
                                                                                                  --------    --------    ---------
Net (decrease) increase in cash and cash equivalents .........................................      (3,880)     31,919       10,323
Cash and cash equivalents, beginning of year .................................................      33,566      29,686       61,605
                                                                                                  --------    --------    ---------
Cash and cash equivalents, end of year .......................................................    $ 29,686    $ 61,605    $  71,928
                                                                                                  ========    ========    =========
Supplemental disclosure of cash flow information:
       Cash paid for income taxes ............................................................    $    138    $    442    $   1,866
                                                                                                  ========    ========    =========
Supplemental disclosure of non-cash items:
       Unrealized  holding (loss) gain on short-term investments .............................    $   (150)   $    165    $      98
                                                                                                  ========    ========    =========
       Issuance and exercise of common stock warrant to Quest Diagnostics, Inc ...............    $      -    $  5,169    $       5
                                                                                                  ========    ========    =========
       Non-cash portion of gain on settlement of litigation ..................................    $      -    $      -    $       -
                                                                                                  ========    ========    =========
       Issuance of shares under director's and executive stock plans .........................    $    121    $    241    $     393
                                                                                                  ========    ========    =========
       Issuance of common stock to non-employees for services ................................    $      -    $      -    $      52
                                                                                                  ========    ========    =========
       In connection with the acquisition of Acu-Pak, Inc and Pro Duct Health Inc., in 2000
          and 2001, respectively, the following non-cash transactions occurred:
          Fair value of assets acquired ......................................................    $      -    $  7,173    $ 115,158
          In-process research and development ................................................           -           -       56,000
          Fair value of common shares issued and stock options assumed .......................           -           -     (140,164)
          Cash paid for acquisition and acquisition costs.....................................           -      (6,179)     (25,791)
                                                                                                  --------    --------    ---------
             Liabilities assumed............................ .................................    $      -    $    994    $   5,203
                                                                                                  ========    ========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

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

     In November 2001, the Company acquired Pro Duct, a privately held company that developed a ductal lavage device to enhance the evaluation of risk for breast cancer. The Company intends to market the ductal lavage device as the ThinPrep Breast Test (TM), subject to required regulatory approvals.

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

(2) Summary of Significant Accounting Policies

    The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as discussed below and elsewhere in the notes to consolidated financial statements. The Company considers its most critical accounting policies, defined as those which are both important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified its critical accounting policies to be those related to revenue recognition, valuation of long-lived assets and deferred taxes and accounts receivable reserve. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Cytyc Europe, S.A. (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Swiss, S.A. and Cytyc SARL, whose wholly-owned subsidiaries are Cytyc Italia, S.R.L. and Cytyc France, S.A.R.L), Cytyc (Australia) Pty, Limited (an Australian corporation), Cytyc Canada, Ltd. (a Canadian corporation), Cytyc (UK) Limited (a United Kingdom corporation), Cytyc Germany GmbH (a German company), Cytyc Securities Corporation (a Massachusetts securities corporation), Cytyc Interim Inc., (a Delaware corporation), Cytyc International, Inc., (a Delaware corporation), Cytyc Health Corporation (a Delaware corporation) Cruiser, Inc. ( a Delaware corporation) and Cytyc Healthcare Ventures, LLC (a Delaware limited liability corporation). All intercompany amounts have been eliminated in consolidation.

  (b) Revenue Recognition

     The Company follows the provisions of Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition. Accordingly, the Company recognizes product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, collection of the resulting receivable is probable and only perfunctory Company obligations included in the arrangement remain to be completed. Deferred revenue represents amounts relating to deferred interest recorded in connection with sales-type finance leases with customers and amounts related to product billed for which revenue has not been recognized. The adoption of SAB 101 in 2000 did not have a material impact on the Company's results of operations.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(c) Cash and Cash Equivalents

     Cash equivalents consist of money market mutual funds, commercial paper and U.S. Government securities with original maturities, at date of purchase, of three months or less.

(d) Short-term Investments

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its marketable securities as available-for-sale and records them at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders' equity (see Note 2 (l)).

     At December 31, 2001, the Company's available-for-sale securities had contractual maturities that expire at various dates through December 2002. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At December 31, 2001 and 2000, the amortized cost basis, aggregate fair value, gross unrealized holding gains (losses) and average months to maturity by major security type are as follows:

                                                 Gross Unrealized
                                      Amortized    Holding Gains       Fair
                                        Cost         (Losses)         Value
                                        ----         --------         -----
                                                  (in thousands)
December 31, 2001
-----------------
Available-for-sale securities
U.S. Government and Agency
securities (average maturity
 of 3.9 months)...............        $ 55,711       $   44          $ 55,755
Corporate Bonds (average
 maturity of 5.0 months)......          22,601           68            22,669
Commercial Paper (average
 maturity of 1.2 months)......           2,889            1             2,890
                                      --------       ------          --------
                                      $ 81,201       $  113          $ 81,314
                                      ========       ======          ========

December 31, 2000
-----------------
Available-for-sale securities
U.S. Government and Agency
securities (average maturity
 of 8.2 months)...............        $ 14,535       $   21          $ 14,556
Corporate Bonds (average
 maturity of 9.4 months)......           1,691            6             1,697
Commercial Paper (average
 maturity of 2.5 months)......          10,999          (12)           10,987
                                      --------       ------          --------
                                      $ 27,225       $   15          $ 27,240
                                      ========       ======          ========

(e) Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company places its investments in highly rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area. In 1999, 2000 and 2001 the accounts receivable balance from one customer represented approximately 13%, 15% and 20% of the Company's accounts receivable portfolio.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

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

(g) Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations, on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                                                           Estimated
                                                           ---------
Asset Classification                                      Useful Life
--------------------                                      -----------
 Production equipment................................       3-7 Years
 Research equipment..................................       3-7 Years
 Furniture, fixtures and computer equipment..........       2-7 Years
 Building............................................       40 Years
 Leasehold improvements..............................     Life of lease

   (h) Other Assets

     Other assets consist primarily of the value of Tripath common shares, (see
Note 11 (c)), long-term lease receivables from the sale of ThinPrep Processors and the unamortized balance of the value assigned to a warrant (see Note 2 (r)).

   (i) Research and Development Costs

     The Company charges research and development costs to operations as incurred.

   (j) Net Income Per Common Share

     The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires companies to report both basic and diluted per share data, for all periods for which a statement of operations is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the years ended December 31, 1999, 2000 and 2001.

                                  CYTYC CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 2001
                                     (Continued)

                                                  Years Ended December 31,
                                                  ------------------------
                                                        (in thousands)
                                                        --------------
                                              1999            2000         2001
                                              ----            ----         ----
Basic weighted average common shares
  outstanding........................       107,346        110,754       115,396
Dilutive effect of assumed exercise
  of stock options and warrant.......         5,184          7,206         5,380
                                            -------        -------       -------
Weighted average common shares
  outstanding assuming dilution......       112,530        117,960       120,776
                                            -------        -------       -------

     Diluted weighted average shares outstanding excludes 86,183 and 317,006 and 244,079 potential common shares from stock options and warrant outstanding for the years ended December 31, 1999, 2000 and 2001, respectively, as their effect would be anti-dilutive.

       In accordance with the provisions of SFAS No. 128, and as a result of the January 2000 and March 2001 stock splits, the Company has retroactively restated prior years' earnings per share (see Note 9).

   (k) Post-Retirement and Post-Employment Benefits

     The Company has no obligations for post-retirement or post-employment benefits.

   (l) Reporting Comprehensive Income

     SFAS No. 130 Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income is the total of net income and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of stockholders' equity.

     The components of accumulated other comprehensive income (loss) are as follows:

                                                Year ended December 31,
                                     ----------------------------------------------
                                                     Unrealized       Accumulated
                                      Cumulative   Gain (Loss) on        Other
                                     Translation   Available-for-    Comprehensive
                                      Adjustment   sale Securities   Income (Loss)
                                     ------------  ---------------   --------------
                                                    (in thousands)
Balance as of December 31, 1998..... $      106    $            -    $        106
   Current period change............         (9)             (150)           (159)
                                     ------------  ---------------   --------------
Balance as of December 31, 1999.....         97              (150)            (53)
   Current period change............       (744)              165            (579)
                                     ------------  ---------------   --------------
Balance as of December 31, 2000.....       (647)               15            (632)
   Current period change............       (995)               98            (897)
                                     ------------  ---------------   --------------
Balance as of December 31, 2001..... $   (1,642)   $          113    $     (1,529)
                                     ============  ===============   ==============


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

     SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and significant customers. Primarily all of the Company's assets are located within the United States. During 1999, 2000 and 2001, the Company derived its sales from the following countries (as a percentage of net sales):

                                   Years Ended
                                   -----------
                        1999          2000          2001
                        ----          ----          ----
 United States           92%           92%           93%
 Other                    8%            8%            7%
                        ----          ----          ----
                        100%          100%          100%
                        ====          ====          ====

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

In 1999, 2000 and 2001, sales to one customer represented approximately 11%, 19%, and 20% respectively, of net sales.

(n) Long-lived assets

    In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. The Company believes there has been no significant impairment of its long-lived assets as of each of the balance sheet dates presented.

(o) Translation of Foreign Currencies

    The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Prior to 1999, the functional currency of these subsidiaries was determined to be the U.S. dollar. As a result, foreign currency translation for all years prior to 1999 have been included in the accompanying consolidated statements of operations. However, in 1999, due to the growth in the cash flows of the subsidiaries and other factors, the Company determined that the functional currency of its subsidiaries should be the local currency. As a result, gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in accumulated other comprehensive income
(loss) in the accompanying consolidated balance sheets. The Company realized net foreign currency transaction losses of approximately $292,000, $16,000, and $192,000 in 1999, 2000 and 2001, respectively.

(p) Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was effective for the Company's year ending December 31, 2001. The adoption of this statement did not have a significant impact on the Company, its consolidated financial position or results from operations.

    In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on January 1, 2002, with the adoption of SFAS No. 142, goodwill and certain purchased intangibles deemed to have indefinite lives will no longer be subject to amortization over their estimated useful life. Rather, the goodwill and certain purchased intangibles will be subject to an annual assessment for impairment based on fair value. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company expects this will reduce annual amortization expense by approximately $450,000. Management is currently evaluating the impact that this statement will have on the Company's financial statements in reviewing goodwill for impairment when applying the fair value based test.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

     In August 2001, the FASB issued SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121.
SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

(q) Fair Value of Financial Instruments

     The estimated fair market values of the Company's financial instruments, which include marketable securities, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The Company's financial instruments also include investment in sales type leases. These leases have fixed rates of interest and will be subject to fluctuations in fair value during their terms. As of December 31, 2001, the fair value of these leases approximate their carrying value based on underlying market conditions.

(r) Agreement with Quest Diagnostics, Inc.

     In January 2000, the Company entered into a supply and co-marketing agreement with Quest to market the ThinPrep Pap Test as Quest's exclusive liquid-based cervical cancer screening methodology. As partial consideration for the exclusive nature of the relationship, Cytyc issued Quest a warrant to purchase 900,000 shares of common stock at an exercise price of $10.14 per share. The Company calculated the fair value of the warrant to be approximately $5.2 million and is amortizing such amount as a reduction in revenue over the three-year term of the agreement. The unamortized balance of approximately $1,205,000 related to this warrant is recorded as a component of other assets in the accompanying balance sheet. The warrant was exercised in full on June 6, 2001 on a net issuance basis and the Company issued Quest 494,400 shares of the Company's common stock.

(3) Acquisitions

(a) Acquisition of Acu-Pak, Inc.

     On January 3, 2000, the Company acquired Acu-Pak, a contract packager in Londonderry, New Hampshire, that was manufacturing, filling vials containing and distributing all of the Company's solutions for its ThinPrep line of products. In connection with the acquisition, the Company paid approximately $6.0 million in cash, of which approximately $2.5 million was allocated to land and building, approximately $0.4 million to equipment, and approximately $3.1 million to goodwill. The Company accounted for the acquisition as a purchase. Pro forma information has not been presented herein because of immateriality.

(b) Acquisition of Pro-Duct Health, Inc.

     On November 30, 2001, the Company completed its acquisition of Pro Duct, by means of a merger ("the Merger") of Pro Duct with and into Cytyc Health Corporation, pursuant to an Agreement and Plan of Merger dated as of October 17, 2001, as amended, (the "Merger Agreement"). Pro Duct is focused on the development and commercialization of an approach to enhance the evaluation of risk for breast cancer.

     Upon the effective time of the Merger on November 30, 2001, the Company issued an aggregate of approximately 5.0 million shares of the Company's common stock, par value $0.01 per share, and $38,500,000 in

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

cash in exchange for all of the outstanding capital stock, vested options and warrants of Pro Duct.

     Certain shares of the Company's common stock payable to the former Pro Duct securityholders totaling approximately 489,075 shares and cash of approximately $3,850,000 have been deposited with an escrow agent pursuant to the Merger Agreement and an Escrow Agreement dated as of November 30, 2001. The escrowed shares and cash will be used to indemnify the Company against losses, if any, resulting from breaches of the representations, warranties and covenants made by Pro Duct in the Merger Agreement or for certain intellectual property matters. The escrowed shares and cash that are not needed to cover outstanding claims made by the Company will be released on December 6, 2002.

     The aggregate purchase price for Pro Duct was approximately $183,898,000 of which $38,500,000 was paid in cash, approximately $137,650,000 was related to the value of approximately 5.0 million shares of the Company's common stock, approximately $5,234,000 was for acquisition related fees and expenses and approximately $2,514,000 was related to the fair value of approximately 105,000 unvested Pro Duct stock options. The Pro Duct Merger has been accounted for as a purchase in accordance with SFAS No. 141, and accordingly, the results of operations of Pro Duct have been included in the accompanying consolidated statement of operations from the date of the acquisition. In accordance with SFAS 141, the purchase price has been allocated to the assets and liabilities of Pro Duct based on their fair value.

     As part of the purchase price allocation, all intangible assets that are a part of the merger were identified and valued. It was determined that technology assets had value. As a result of this identification and valuation process, the Company allocated approximately $56.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development related primarily to three projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the merger.

     In making the purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

     Aggregate revenues for Pro Duct were estimated to grow at a compounded annual growth rate of approximately 111% for the five years following the acquisition, assuming the successful completion and market acceptance of the major research and development programs.

     The rates utilized to discount the net cash flows to their present value were based on estimated weighted average cost of capital calculations. Due to the nature of the forecast and the risks associated with the development projects, a range of discount rates of 25% to 30% were used for the in-process research and development. The discount rate utilized was higher than the Company's weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

profitability levels of such technology, and the uncertainty of technological advances that are unknown at this time.

     If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in the future periods. Additionally, the value of other acquired intangible assets may become impaired.

     As a result of the identification and valuation of intangibles acquired, the Company also allocated approximately $19,000,000 to developed technology and know-how. Developed technology represents patented and unpatented technology and know-how and is being amortized over a period of 13 years and relates to the InDuct Breast MicroCatheter, Aspirator and MicroDilator products. During fiscal 2000, Pro Duct received FDA 510(k) marketing clearance for the above mentioned products.

    The excess of the purchase price over the fair value of tangible and identifiable intangible net assets of approximately $92,653,000 as of November 30, 2001 was allocated to goodwill. In accordance with SFAS No. 142, this amount will not be systematically amortized but rather beginning in 2002, the Company will perform an annual assessment for impairment by applying a fair-value-based test.

     In connection with the acquisition, the Company has committed to a plan to involuntary terminate certain employees of Pro Duct and abandon certain lease facilities assumed. Accordingly, the Company has accrued severance and severance related expenses of approximately $793,000 for employees to be terminated. The Company has also accrued approximately $787,000 for the abandonment of a lease facility, primarily included in non-current liabilites in the accompanying balance sheet, representing the present value of future minimum lease payments less estimated sub-lease receipts.

     The aggregate purchase price of approximately $183,898,000 including acquisition cost was allocated as follows:

                                                                     2001
                                                                (in thousands)
     Tangible net assets acquired, at fair value.....           $  13,272
     Deferred tax asset..............................               2,973
     In-process research and development.............              56,000
     Developed technology and know-how...............              19,000
     Goodwill........................................              92,653
                                                                ---------
                                                                $ 183,898
                                                                =========

     Unaudited pro forma operating results for the Company, assuming the acquisition occurred on January 1, 2000 and January 1, 2001, respectively, are presented below. These pro forma amounts for both periods presented exclude the one time charge of $56.0 million for in process research and development related to the Pro Duct acquisition.

                                                        Year  ending December 31,
                                                        -------------------------
                                                            2000        2001
                                                            ----        ----
                                                             (in thousands)
     Net sales. ..................................... $  142,337    $  221,501
     Net income .....................................     30,670        59,628
     Net income per share -
      Basic..........................................       0.26          0.50
      Diluted........................................       0.25          0.47

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(4) Allowance for Doubtful Accounts

    A summary of the allowance for doubtful accounts activity is as follows:

                                                       December 31,
                                                --------------------------
                                                1999      2000        2001
                                                ----      ----        ----
                                                     (in thousands)
    Balance, beginning of year..........        $913     $1,134      $1,510
    Amounts provided....................         299        656         567
    Amounts written off.................         (78)      (280)        (90)
                                              ------     ------      ------

    Balance, end of year................      $1,134     $1,510      $1,987
                                              ======     ======      ======

(5) Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                     December 31,
                                                   ---------------
                                                   2000       2001
                                                   ----       ----
                                                    (in thousands)
    Raw materials and work-in-process..........   $ 6,353    $6,377
    Finished goods.............................     4,740     4,321
                                                  -------   -------
                                                  $11,093   $10,698
                                                  =======   =======

    Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(6) Property and Equipment

    Property and equipment is stated at cost and consists of the following:

                                                              December 31,
                                                            ----------------
                                                            2000        2001
                                                            ----        ----
                                                             (in thousands)
       Production equipment.............................  $ 6,688     $ 8,651
       Research equipment...............................      357         454
       Furniture, fixtures and computer equipment.......    8,366      11,835
       Leasehold improvements...........................    3,223       6,600
       Land.............................................      579         579
       Building.........................................    1,872       1,872
       Construction-in-process..........................    9,287       9,749
                                                          -------     -------
                                                           30,372      39,740
       Less--Accumulated depreciation and amortization..    9,009      13,078
                                                          -------     -------
                                                          $21,363     $26,662
                                                          =======     =======

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(7) Accrued Expenses

    Accrued expenses consist of the following:

                                           December 31,
                                         ----------------
                                         2000        2001
                                         ----        ----
                                         (in thousands)
    Accrued compensation.............  $ 6,313     $ 8,334
    Accrued consulting fees..........    2,991       5,244
    Accrued legal fees...............      839         279
    Accrued sales and VAT taxes......    2,702       5,133
    Other accruals...................    2,875       5,799
                                       -------     -------
                                       $15,720     $24,789
                                       =======     =======

(8) Income Taxes

     The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax base of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse.

     The Company has net operating losses for federal income tax purposes of approximately $45.2 million at December 31, 2001 that will expire at various dates beginning in 2017 and through 2020 if not utilized.

     The Company has research and development tax credit carryforwards for federal income tax purposes of approximately $7.8 million at December 31, 2001 that will expire at various dates beginning in 2002 and through 2020. In addition, the Company has an AMT tax credit carryforward for federal income tax purposes of approximately $1.0 million.

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

     The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

                                                                              December 31,
                                                                          -------------------
                                                                          2000           2001
                                                                          ----           ----
    Deferred tax assets:                                                    (in thousands)
      Net operating loss carryforwards...............................   $ 26,671      $16,797
      Research and development and other tax credit carryforwards....      5,274        7,834
      AMT tax credit carryforward....................................          -        1,019
      Capitalized research and development expenses..................      4,073        2,742
      Nondeductible accruals.........................................        754            -
      Bad debt reserve...............................................        448          742
      Employee benefit related reserves..............................        398        1,410
      Other temporary differences....................................        370          209
                                                                        --------      -------
        Deferred tax asset...........................................     37,988       30,753
                                                                        --------      -------
    Deferred tax liabilities:
      Acquired know-how..............................................          -       (7,268)
                                                                        --------      -------
      Valuation allowance............................................    (37,988)           -
                                                                        --------      -------

      Net deferred tax asset.........................................   $      -      $23,485
                                                                        ========      =======

    The components of the Company's tax provision are as follows:

                                              Year Ended December 31,
                                             ------------------------
                                             1999      2000       2001
                                             ----      ----       ----
      Current
        Federal.........................   $     -    $    -    $   3,071
        Foreign.........................         -         -           41
        State...........................       130       853        1,447
                                           -------    ------    ---------
          Total current.................       130       853        4,559

      Deferred
        Federal.........................         -         -       20,320
        State...........................         -         -          194
                                           -------    ------    ---------
          Total deferred................         -         -       20,514
                                           -------    ------    ---------

      Total income tax provision........   $   130    $  853    $  25,073
                                           =======    ======    =========

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                                    December 31,
                                                                          -----------------------------
                                                                          1999        2000         2001
                                                                          ----        ----         ----
Income tax provision at federal statutory rate....................        35.0%       35.0%        35.0%
Research and development credit carryforwards.....................        (0.94)      (3.30)      (2.76)
Research and development write-off related to Pro Duct acquisition           -           -        51.75
Changes in valuation allowance....................................       (35.33)     (33.37)     (29.87)
State tax provision, net of federal benefit.......................         0.98        0.33        8.99
Other.............................................................         1.40        3.46        3.38
                                                                           ----        ----        ----
Effective tax rate................................................         1.11%       2.12%      66.49%
                                                                           =====       =====      ======

(9) Stockholders' Equity

  (a) Common Stock Reserved

     As of December 31, 2001, the Company has reserved 22,297,088 shares of common stock for issuance as follows:

                                                       Number of
                                                         Shares
                                                         ------
Employee and Director stock option plans............   21,269,803
Employee stock purchase plan........................    1,027,285
                                                       ----------
                                                       22,297,088
                                                       ==========

  (b) Stock Splits

     In December 1999, the Board of Directors approved a two-for-one split of the Company's common stock to be effected in the form of a 100% stock dividend. The additional shares were distributed on or about January 31, 2000 to stockholders of record on January 14, 2000. All share and per share data presented herein have been retroactively restated to give effect to this stock split.

     In January 2001, the Board of Directors approved a three-for-one split of the Company's common stock to be effected in the form of a 200% stock dividend. The additional shares were distributed on or about March 2, 2001 to stockholders of record on February 16, 2001. All share and per share data presented herein have been retroactively restated to give effect to this stock split.

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

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

1997. Each right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a purchase price of $110 per unit, subject to adjustment.

(e) Warrants

     On January 1, 2000, the Company issued to Quest a warrant to purchase up to 900,000 shares of common stock at an exercise price equal to $10.14 per share. The warrant was issued in consideration of entering into a multi-year joint-marketing agreement. The warrant was exercised in full on June 6, 2001 using the cashless exercise feature and the Company issued Quest 494,400 shares of the Company's common stock.

(10) Stock Option and Employee Stock Purchase Plans

     During 1995, the Board of Directors and stockholders approved the 1995 Stock Option Plan, (the "1995 Plan"). The aggregate number of shares of common stock that may be issued pursuant to the 1995 Plan is 6,000,000 plus, effective as of January 1, 1997 and each year thereafter, the excess, if any, of (i) five percent of the total number of shares of common stock issued and outstanding as of December 31 of the preceding year or then reserved for issuance upon the exercise or conversion of outstanding options, warrants or convertible securities, over (ii) the number of shares then remaining reserved and available for grant under the 1995 Plan, subject to certain adjustments, provided, however, that in no event shall more than 12,000,000 shares of common stock be issued pursuant to incentive stock options under the 1995 Plan. At December 31, 2001, 651,093 shares were available for future grant under the 1995 Plan.

     In January 1998 and 1999, the Company approved for grant an aggregate of 6,000 shares of common stock to six directors (500 shares each, vesting equally each month during 1998 and 1999, respectively). In January 2000, the Company approved for grant an aggregate of 3,334 shares of common stock to seven directors (500 shares each for five directors and 417 shares each for two directors, vesting equally each month during 2000). In January 2001, the Company approved for grant an aggregate of 3,625 shares of common stock to eight directors (500 shares each for six directors, 250 for one director and 375 for one director vesting equally each month during 2001). As of December 31, 2001, options to purchase 438,696 shares of common stock were outstanding under the 1989 Stock Plan. No further options may be issued under the 1989 Stock Option Plan.

     The Board of Directors and stockholders approved the 1995 Director Stock Option Plan pursuant to which options to purchase up to 1,500,000 shares of common stock were authorized for future issuance. In January 1996, the Company granted options to purchase 630,000 shares of common stock to seven directors under this plan. In January 1998 the Company granted options to purchase 270,000 common shares to three directors under the 1995 Director Option Plan. In 2000 the Company granted options to purchase 360,000 common shares to four directors under the 1995 Director Stock Option Plan. In 2001, the Company granted options to purchase 180,000 common shares to two directors under the 1995 Director Stock Option Plan. No further options may be issued under the 1995 Director Stock Option Plan. The Board of Directors and Stockholders approved the 2001 Non-Employee Director Stock Plan pursuant to which options to purchase up to 4,000,000 shares of common stock were authorized for future issuance. In 2001, the Company granted options to purchase 90,000 common shares to one director under the 2001 Non-Employee Director Stock Option Plan. At December 31, 2001, the Company had 3,910,000 shares available for future grants under the 2001 Non-Employee Director Stock Option Plan.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

The following schedule summarizes the activity under the Company's stock option plans for the three years ended December 31, 2001.

                                                                                     Weighted
                                                                                      Average
                                          Number                                   Exercise Price
                                          of Shares       Range of Exercise Prices    per share
                                          ---------       ------------------------    ---------
Outstanding, December 31, 1998..........       11,013,906         $0.08  -- $ 5.58        $  2.29
  Granted...............................        2,962,500          2.33  --   7.83           3.50
  Exercised.............................       (1,493,856)         0.08  --   4.63           2.16
  Canceled..............................         (736,134)         0.08  --   6.01           3.01
                                                ---------         ----------------        -------

Outstanding, December 31, 1999..........       11,746,416          0.10  --   7.83           2.56
  Granted...............................        6,107,025          9.90  --  21.63          16.02
  Exercised.............................       (4,541,340)         9.17  --  22.77          15.56
  Canceled..............................         (924,489)         2.33  --  19.33           6.61
                                                ---------         ----------------        -------

Outstanding, December 31, 2000..........       12,387,612          0.10  --  21.63           9.16
  Granted...............................        6,704,379          5.55  --  29.52          23.13
  Exercised.............................       (2,736,117)         0.10  --  21.92           3.25
  Canceled..............................         (636,394)         0.44  --  25.20          14.91
                                                ---------         ----------------        -------

Outstanding, December 31, 2001..........       15,719,480         $0.10  -- $29.52         $15.80
                                               ==========         ================         ======

Exercisable, December 31, 2001..........        4,913,064         $0.10  -- $26.66         $ 9.22
                                               ==========         ================         ======
Exercisable, December 31, 2000..........        2,832,494         $0.10  -- $19.19         $ 3.51
                                               ==========         ================         ======
Exercisable, December 31, 1999..........        4,357,590         $0.10  -- $ 6.72         $ 2.02
                                               ==========         ================         ======

The following table summarizes information about stock options outstanding at December 31, 2001:

                                       Options Outstanding                      Options Exercisable
                        -----------------------------------------------     -----------------------------
                                              Weighted
                                               Average         Weighted                          Weighted
                                              Remaining         Average                           Average
    Range of                              Contractual Life  Exercise price                    Exercise Price
 Exercise Prices        Number of Shares     (in years)        per share    Number of Shares     per share
 ---------------        ----------------     ----------        ---------    ----------------     ---------

$ 0.10 - $ 2.96            1,758,474            5.80            $ 1.98         1,304,113          $ 1.78
  2.98 -   4.50            2,058,777            6.37              3.73         1,548,135            3.85
  4.52 -  12.17            1,792,181            8.16             10.65           433,601            9.57
 13.17 -  16.98            1,771,327            8.51             15.33           307,627           15.57
 17.40 -  20.75            1,906,350            9.00             20.14           482,908           20.36
 20.96 -  21.63            1,617,525            4.13             21.62           398,082           21.63
 21.80 -  21.92            1,811,492            9.08             21.92           415,577           21.92
 22.40 -  26.66              947,429            9.75             24.32            23,021           23.13
 26.69 -  26.69            1,988,825            4.99             26.69                 -               -
 26.71 -  29.52               67,100            9.78             27.13                 -               -
                          ----------            ----           -------         ---------          ------

$ 0.10 - $29.52           15,719,480            7.20           $ 15.80         4,913,064          $ 9.22
                          ==========            ====           =======         =========          ======

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

     The weighted average fair market value of the stock options as of the date of grant for the years ended December 31, 1999, 2000 and 2001, was $3.17, $12.72 and $17.37 respectively.

     As a result of the acquisition of Pro Duct (Note 3(b)), the Company recorded approximately $1,054,000 of deferred compensation as a component of stockholders' equity related to the value of unvested stock options held by employees of Pro Duct, which were exchanged for options to acquire the Company's common stock. The Company is amortizing this amount over the remaining vesting period of the stock options. During the year ended December 31, 2001, compensation expense related to these options totaled $55,000.

     In October 1995, the FASB issued SFAS No. 123, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 1999, 2000 and 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                 December 31,
                                                --------------
                                          1999      2000      2001
                                        --------    ----      ----
     Risk-free interest rate...........   5.42%     6.07%     4.49%
     Expected dividend yield...........      -         -         -
     Expected lives....................   5.00      5.00      5.00
     Expected volatility...............     98%      105%       96%

Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, pro forma net income and net income per share would have been:

                                                                December 31,
                                                     -------------------------------------
                                                      1999           2000            2001
                                                     ------         ------          ------
                                                      (in thousands, except per share data)
     Net income (loss)-
       As reported.............................       $5,640        $38,163        $12,635
       Pro forma...............................          164         21,450        (26,749)

     Net income per share, as reported--
       Basic...................................       $ 0.05        $  0.34        $  0.11
       Diluted.................................         0.05           0.32           0.10

     Net income (loss) per share, pro forma--
       Basic...................................       $    -        $  0.19        $ (0.23)
       Diluted.................................            -           0.18          (0.23)

     During 1995, the Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan pursuant to which 1,440,000 shares of Common Stock could be issued. Purchase price is determined by taking the lesser of 85% of the closing price on the first or last day of the period. During 2000, 50,025 shares of common stock were issued at the purchase prices of $12.92 and $14.67 per share. During 2001, 61,280 shares of common stock were issued at the purchase prices of $16.00 and $19.00 per share.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

As of December 31, 2001, 1,027,285 shares were available for future issuance under the 1995 Employee Stock Purchase Plan.

(11) Commitments and Contingencies

  (a) Lease Commitments

     The Company leases its facilities under non-cancelable operating leases which have expiration dates ranging from 2002 through 2011.

At December 31, 2001, future minimum annual lease payments under these leases are as follows:

                                                Amount
                                            --------------
                                            (in thousands)
         2002..............................     $ 2,543
         2003..............................       1,909
         2004..............................       1,524
         2005..............................         430
         2006..............................         227
         Thereafter........................         801
                                                -------
                                                $ 7,434
                                                =======

Rent expense under operating leases totaled approximately $1,507,000, $1,654,000 and $1,759,000 in 1999, 2000 and 2001, respectively.

  (b) Royalties

     The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In consideration for this license, the Company has agreed to pay a royalty equal to 1% of net sales of the ThinPrep Processor, filter cylinder disposable products that are used with the ThinPrep System, and improvements made by the Company relating to such items. In connection with this license, royalty payments for the years ended December 31, 1999, 2000 and 2001 were approximately $439,000, $725,000 and $1,114,000, respectively.

  (c) Litigation

     In September 1999, the Company filed suit against TriPath for patent infringement in relation to the Company's patent titled "Cell Preservative Solution". In January 2001, the Company and TriPath settled all litigation between the two companies. All claims and counterclaims against each other pending were dismissed without prejudice. The Company recorded $3.1 million in 2001 as other income relating to the settlement of the litigation. The consideration included shares of TriPath common stock, the value of which has been recorded as a component of other assets in the accompanying balance sheet due to certain restriction on selling such shares for a period of two years.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(12) Employee Benefit Plan

     The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows for employees to defer a portion of their salary up to the maximum allowed under IRS rules. The Company made contributions to the Plan totaling approximately $132,000, $430,000 and $777,000 related to the years ended December 31, 1999, 2000 and 2001, respectively.

(13) Summary of Quarterly Data (Unaudited)

     A summary of quarterly data follows (in thousands, except per share data):

                                                2000 Quarter Ended
                                                ------------------
                                 March 31     June 30   September 30   December 31
                                 --------     -------   ------------   -----------
Net sales...............         $28,778      $33,525        $37,209       $42,553
Gross profit............          23,472       27,412         31,343        35,273
Operating profit........           4,750        5,817         10,078        13,650
Net income..............           5,641        6,740         10,995        14,787
Net income per share:
  Basic.................            0.05         0.06           0.10          0.13
  Diluted...............            0.05         0.06           0.09          0.12

                                                2001 Quarter Ended
                                                ------------------
                                 March 31     June 30   September 30   December 31
                                 --------     -------   ------------   -----------
Net sales.................        $47,467     $52,997        $57,249       $63,280
Gross profit..............         38,626      43,558         46,786        51,858
Operating profit (loss)...         16,516      20,279         22,903       (29,996)
Net income (loss).........         15,550      16,009         18,031       (36,955)
Net income (loss) per
share:
  Basic...................           0.14        0.14           0.16         (0.31)
  Diluted.................           0.13        0.13           0.15         (0.30)

(14) Subsequent Event

Acquisition of Digene Corporation

     On February 19, 2002 the Company announced it had signed a definitive agreement to acquire Digene in a stock and cash tender offer transaction. The Company will issue 23 million shares of common stock and pay $76.9 million in cash for all outstanding equity of Digene, representing an aggregate equity value of the transaction of $553.7 million. The acquisition is expected to close during the second quarter of 2002, at which time the Company anticipates a charge of up to $65.0 million related to the in-process research and development.