Form 10-Q
period 2002-03-31
CYTYC CORP
filed 2002-05-14
CIK 849778

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ____________ to ______________


                         Commission File Number 0-27558
                                CYTYC CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                       02-0407755
                  --------                                       ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
             or organization)                                Identification No.)

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

         Yes  [X]              No  [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of May 6, 2002 was 122,524,119.

                            Total Number of Pages: 16

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                CYTYC CORPORATION

                               INDEX TO FORM 10-Q

                                                                            Page

Part I            Financial Information

         Item 1.  Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of
                    December 31, 2001 and March 31, 2002                       3

                  Consolidated Statements of Income
                     for the three months ended March 31, 2001 and 2002        4

                  Consolidated Statements of Cash Flows
                     for the three months ended March 31, 2001 and 2002        5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  14



Part II           Other Information

         Item 6.  Exhibits and Reports on Form 8-K                            14

Signature                                                                     16

Part I      Financial Information
         Item 1. Consolidated Financial Statements

                                CYTYC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                                            December 31,      March 31,
                                                                                                2001             2002
                                                                                                ----             ----
                                          ASSETS
Current assets:
     Cash and cash equivalents ............................................................      $ 71,928      $ 91,753
     Short-term investments ...............................................................        81,314        86,591
     Accounts receivable, net of allowance of $1,987 and $2,153 at December 31, 2001
              and March 31, 2002, respectively ............................................        50,278        59,393
     Inventories ..........................................................................        10,698         9,913
     Prepaid expenses and other current assets ............................................         1,583         5,623
                                                                                                 --------      --------
          Total current assets ............................................................       215,801       253,273
                                                                                                 --------      --------
Property and equipment, net ...............................................................        26,662        26,963
                                                                                                 --------      --------
Intangible assets:
     Patented technology, net of accumulated amortization of $219 at December 31, 2001
            and  $221 at March 31, 2002 ...................................................           211           209
     Acquired developed technology and know-how, net of accumulated amortization of
            $122 at December 31, 2001 and $487 at March 31, 2002 ..........................        18,878        18,513
     Goodwill, net of accumulated amortization of $885 at December 31, 2001
            and March 31, 2002, respectively ..............................................        94,881        95,350
                                                                                                 --------      --------

          Total intangible assets .........................................................       113,970       114,072
                                                                                                 --------      --------
Deferred tax assets, net ..................................................................        23,485        18,199
Other assets, net .........................................................................         6,842         6,695
                                                                                                 --------      --------
          Total assets ....................................................................      $386,760      $419,202
                                                                                                 ========      ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .....................................................................        $9,325        $8,620
     Accrued expenses .....................................................................        24,789        28,217
     Deferred revenue .....................................................................         1,501         2,140
                                                                                                 --------      --------
          Total current liabilities .......................................................        35,615        38,977
                                                                                                 --------      --------

Non-current liabilities ...................................................................           837           837
                                                                                                 --------      --------

Stockholders' equity:
     Preferred Stock, $.01 par value--
        Authorized--5,000,000 shares
        No shares issued or outstanding . .................................................           ---           ---
     Common Stock, $.01 par value--
        Authorized--200,000,000 shares
        Issued and outstanding: 121,355,344 shares in 2001 and 122,441,616 shares in 2002 .         1,214         1,224
     Additional paid-in capital ...........................................................       376,092       387,931
     Deferred compensation ................................................................          (999)         (782)
     Accumulated other comprehensive loss .................................................        (1,529)       (2,113)
     Retained earnings (deficit) ..........................................................       (24,470)       (6,872)
                                                                                                 --------       -------

          Total stockholders' equity ......................................................       350,308       379,388
                                                                                                  -------       -------

          Total liabilities and stockholders' equity ......................................      $386,760      $419,202
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

                                CYTYC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                                2001        2002
                                                                                ----        ----
Net sales ................................................................     $47,467    $68,035

Cost of sales ............................................................       8,841     12,610
                                                                               -------    -------
      Gross profit .......................................................      38,626     55,425
                                                                               -------    -------

Operating expenses:
     Research and development ............................................       4,788      4,190
     Sales and marketing .................................................      13,871     17,084
     General and administrative ..........................................       3,451      6,715
                                                                               -------    -------
          Total operating expenses .......................................      22,110     27,989
                                                                               -------    -------

Income from operations ...................................................      16,516     27,436
Other income, net:
      Interest income ....................................................       1,414        899
      Other income (expense) .............................................          (4)        49
      Litigation settlement ..............................................       3,087        ---
                                                                               -------    -------
                 Other income, net .......................................       4,497        948
                                                                               -------    -------

Income before provision for income taxes .................................      21,013     28,384
Provision for income taxes ...............................................       5,463     10,786
                                                                               -------    -------

Net income ...............................................................     $15,550    $17,598
                                                                               =======    =======

Net income per common and potential common share:
     Basic ...............................................................       $0.14      $0.14
                                                                               =======    =======
     Diluted .............................................................       $0.13      $0.14
                                                                               =======    =======

Weighted average common and potential common shares outstanding:
     Basic ...............................................................     113,615    121,780
     Diluted .............................................................     119,207    126,017


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CYTYC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                2001         2002
                                                                                ----         ----

Cash flows from operating activities:
     Net income ..........................................................      $15,550      $17,598
Adjustments to reconcile net income to net cash provided by
     operating activities:
          Depreciation and amortization ..................................          827        1,711
          Provision for doubtful accounts ................................          108          175
          Amortization of warrant ........................................          540          605
          Non-cash gain on settlement of litigation ......................       (2,712)         ---
          Compensation related to issuance of stock to directors and
             executives ..................................................          320          241
          Compensation related to options assumed in acquisition .........          ---          133
          Change in deferred tax asset ...................................          ---        5,285
          Tax benefit from exercise of options ...........................          ---        4,299
          Changes in assets and liabilities, excluding effects of
             acquisition:
               Accounts receivable .......................................       (1,925)      (9,290)
               Inventories ...............................................        1,241          785
               Prepaid expenses and other current assets .................       (1,232)      (4,040)
               Accounts payable ..........................................         (691)        (705)
               Accrued expenses ..........................................        4,561        2,961
               Deferred revenue ..........................................         (281)         639
                                                                                -------      -------

                    Net cash provided by operating activities ............       16,306       20,397
                                                                                -------      -------

Cash flows from investing activities:
     Increase in other assets ............................................         (155)        (456)
     Purchases of property and equipment .................................       (2,485)      (1,647)
     Purchases of short-term investments .................................      (34,331)     (40,533)
     Proceeds from maturity of short-term investments ....................        9,332       34,987
                                                                               --------      -------

                    Net cash used in investing activities ................      (27,639)      (7,649)
                                                                               --------      -------

Cash flows from financing activities:
       Proceeds from exercise of stock options ...........................        3,178        7,393
                                                                               --------      -------

                    Net cash provided by financing activities ............        3,178        7,393
                                                                               --------      -------

Effect of exchange rates on cash .........................................          (99)        (316)
                                                                               --------      -------
Net (decrease) increase in cash and cash equivalents .....................       (8,254)      19,825
Cash and cash equivalents, beginning of period ...........................       61,605       71,928
                                                                                 ------       ------

Cash and cash equivalents, end of period .................................      $53,351      $91,753
                                                                                =======      =======
Supplemental disclosure of non-cash items:
   Changes in unrealized holding gain (loss) on short-term investments ...          $83        $(269)
                                                                               ========      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

        The notes and accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

(2) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries: Cytyc International, Inc. (a Delaware corporation), Cytyc Europe, S.A. (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Swiss, S.A., and Cytyc SARL, whose wholly-owned subsidiaries are Cytyc Italia S.R.L. and Cytyc France S.A.RL.), Cytyc (Australia) PTY Limited (an Australian corporation), Cytyc Canada, Limited (a Canadian corporation), Cytyc (UK) Limited (a United Kingdom corporation), Cytyc Germany GmbH (a German company), Cytyc Securities Corporation (a Massachusetts securities corporation), Cytyc Interim, Inc. (a Delaware corporation), Cytyc Healthcare Ventures, LLC (a Delaware limited liability company), Cytyc Health Corporation (a Delaware corporation) and Cruiser, Inc. (a Delaware corporation). All intercompany transactions and balances have been eliminated in consolidation.

(3) Cash and Cash Equivalents

        Cash equivalents consist of money market mutual funds, commercial paper and U.S. government securities with original maturities, at date of purchase, of three months or less.

(4) Short-term Investments

        The Company follows the provisions of Statement of Financial Accounting Standards ( "SFAS ") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

        Short-term investments consist of U.S. government securities, corporate bonds and commercial paper with original maturities between three and twelve months. At March 31, 2002, the Company's available-for-sale securities had contractual maturities that expire at various dates through March 2003. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At March 31, 2002 and December 31, 2001, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                                                  Gross
                                                                               Unrealized
                                                                                 Holding
                                                                   Amortized      Gains       Fair
                                                                      Cost      (Losses)      Value
                                                                   ---------   ----------     -----
                                                                              (in thousands)
       March 31, 2002
       --------------
           Available-for-sale securities
           U.S. government and agency securities (average
           maturity of 6.4 months) ............................      $56,374     $(117)       $56,257
           Corporate bonds (average maturity of 4.4 months) ...       30,373       (39)        30,334
                                                                     -------     -----        -------
                                                                     $86,747     $(156)       $86,591
                                                                     =======     =====        =======


       December 31, 2001
       -----------------
           Available-for-sale securities
           U.S. government and agency securities (average
           maturity of 3.9 months) ............................      $55,711      $ 44        $55,755
           Corporate bonds (average maturity of 5.0 months) ...       22,601        68         22,669
           Commercial paper (average maturity of 1.2 months) ..        2,889         1          2,890
                                                                     -------      ----        -------
                                                                     $81,201      $113        $81,314
                                                                     =======      ====        =======

(5) Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                      December 31,     March 31,
                                                         2001            2002
                                                         ----            ----
                                                           (in thousands)

     Raw material and work-in-process. ...........      $ 6,377         $6,938
     Finished goods ..............................        4,321          2,975
                                                        -------         ------
                                                        $10,698         $9,913
                                                        =======         ======

(6) Income Taxes

        The Company estimated that its effective tax rate for the three months ended March 31, 2002 was 38%, due primarily to the effect of net operating loss carryforwards and the application of the federal alternative minimum tax and certain state minimum taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year.

(7) Net Income Per Common Share

        The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three months ended March 31, 2001 and 2002.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                                                 Three Months
                                                                                    Ended
                                                                                  March 31,
                                                                                2001      2002
                                                                                ----      ----

        Basic weighted average common shares outstanding ..................    113,615  121,780
        Dilutive effect of assumed exercise of stock options and warrant...      5,592    4,237
                                                                               -------  -------
        Weighted average common shares outstanding assuming dilution ......    119,207  126,017
                                                                               =======  =======

        Diluted weighted average shares outstanding excludes 4,528,722 and 4,463,191 potential common shares from stock options and warrant outstanding for the three months ended March 31, 2001 and 2002, respectively, as their effect would be anti-dilutive.

(8) Comprehensive Income

        The components of accumulated other comprehensive income for the three months ended March 31, 2001 and 2002 are as follows:

                                                                          Three Months
                                                                             Ended
                                                                           March 31,
                                                                         2001      2002
                                                                         ----      ----
                                                                         (in thousands)

Comprehensive income:
        Net income ...................................................   $15,550  $17,598
        Other comprehensive income (loss)
              Unrealized gain (loss) on short-term investments .......        83     (269)
              Foreign currency translation ...........................       (99)    (316)
                                                                         -------  -------
Comprehensive income .................................................   $15,534  $17,013
                                                                         =======  =======


(9) Stock Splits

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

        In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. The Company expects this will reduce annual amortization expense by approximately $450,000. Management is currently evaluating the impact this statement will have, if any, on it's financial statements in reviewing goodwill for impairment when applying the fair-value-based test.

      In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

                               CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The Company's ThinPrep(R) System consists of the ThinPrep Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval ("PMA") from the United States Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company's PMA Supplement Application for use of a combination of an endocervical brush and spatula sampling devices, which is a commonly used method of collecting samples for conventional Pap smears.

        On September 4, 1997, the FDA approved the Company's PMA Supplement Application for the testing for the human papillomavirus ("HPV") directly from a single vial of patient specimen collected in ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation ("Digene"). In March 1999, the FDA approved the use of Digene's Hybrid Capture II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep solution.

        The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the Company's PMA Supplement Application to market the ThinPrep(R) 3000 Processor, the Company's next-generation processor for automated sample preparation. In August 2001, the FDA approved the Company's PMA Supplement Application for the inclusion of data describing the detection of High-Grade Squamus Intraepithelial Lesions (HSIL) with the ThinPrep Pap Test. In December 2001, the Company submitted a PMA Supplement Application to the FDA to allow for testing for Chlamydia Trachomatis (CT) and Neisseria Gonorrhea (NG) directly from the ThinPrep Pap Test vial using Roche Diagnostics Corporation ("RDC") COBAS Amplicor(TM) automated system. In January 2002, the Company submitted a PMA Application to the FDA for the ThinPrep Imaging System to aid in cervical cancer screening.

        Prior to 2000, the Company incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company's ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep 2000 Processor, ThinPrep 3000 Processor and ThinPrep Imaging System, expansion of the Company's manufacturing facilities and the establishment of a marketing and sales organization. The Company may experience losses in the future as it expands its domestic and international marketing and sales activities and continues its product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results may fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company's products continue to gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and establishes its international sales and distribution networks, the timing and level of reimbursement for the Company's products by third-party payors, and other factors, many of which are outside the Company's control.

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

        In November 2001, as part of its acquisition of Pro Duct Health, Inc. ("Pro Duct"), a manufacturer of medical devices in Menlo Park, California, the Company entered into a lease for a 35,000 square feet facility. The lease of this facility terminates on April 30, 2003. The Company has subleased approximately 17,000 square feet of office space in Menlo Park, California to a third party for eighteen months ending April 30, 2003. In connection with the acquisition, the Company committed to a plan to abandon the leased facilities and did so on April 1, 2002 with the exception of 3,500 square feet of office space. The Company has accrued approximately $787,000 for the abandonment of the leased facility, representing the present value of future minimum lease payments less estimated sub-lease receipts.

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

        The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the new CPT code. As of March 31, 2002, based on information provided to the Company, the Company believes that all of the 373 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

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

        In October 2000, the Company entered into an agreement with RDC, exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for chlamydia and gonorrhea using RDC's COBAS Amplicor(TM) CT/NG Test directly from the ThinPrep collection vial. The companies also agreed to explore the potential for collaborating on a portfolio of additional screening and diagnostic tests based on the companies' respective technologies.

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

        The Company expects to continue its expenditures in 2002 for research and development to fund follow-on studies of the ductal lavage device acquired from Pro Duct, as well as follow-on products and additional applications of ThinPrep technology. The Company also expects that expenses for the Thin Prep Imaging System development activities will decrease in 2002.

Results of Operations

   Three Months Ended March 31, 2002 and 2001

        Net sales increased to $68.0 million in the first quarter of 2002 from $47.5 million for the same period of 2001, an increase of 43%. The increase was primarily due to increased U.S. sales of the Company's ThinPrep Pap Test for cervical cancer screening. Gross profit increased to $55.4 million in the first quarter of 2002 from $38.6 million for the same period of 2001, an increase of 43%, and the gross margin was approximately equal in the first quarter of 2002 when compared to the same period of 2001.

        Total operating expenses increased to $28.0 million in the first quarter of 2002 from $22.1 million for the same period of 2001, an increase of 27%. Research and development costs decreased to $4.2 million in the first quarter of 2002 from $4.8 million for the same period of 2001, a decrease of 12%, primarily as a result of decreased engineering costs associated with the Company's ThinPrep Imaging System development activities partially offset by increases in regulatory affairs travel and personnel costs, and increased amortization expense related to the ductal lavage technology in 2002. The Company expects to continue its expenditures in 2002 for research and development to fund follow-on studies of the ductal lavage device acquired from Pro Duct, as well as follow-on products and additional applications of Thin Prep technology. The Company expects that research and development expenses for the imaging system will decrease in the remainder of 2002. Sales and marketing costs increased to $17.1 million in the first quarter of 2002 from $13.9 million for the same period of 2001, an increase of 23%. This increase primarily reflects costs associated with expansion in international subsidiaries and to a lesser extent U.S. sales force personnel costs. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditures for personnel, marketing programs and commissions expense. General and administrative costs increased to $6.7 million in the first quarter of 2002 from $3.5 million for the same period of 2001, an increase of 95%, primarily due to increased consulting costs related to business development, integration activities and professional fees.

        Interest income decreased to $0.9 million in the first quarter of 2002 from $1.4 million for the same period of 2001, a decrease of 36%, due primarily to lower interest rates. The Company also recorded $3.1 million in 2001 as other income relating to the settlement of certain litigation. The settlement consisted of cash and stock. The stock has been recorded at the discounted value of its guaranteed price two years from the date of the settlement.

Liquidity and Capital Resources

        Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $6.9 million as of March 31, 2002. Although the Company generated cash of $19.8 million in the first quarter of 2002, the Company had previously funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $202.0 million, net of offering expenses. At March 31, 2002, the Company had cash, cash equivalents and short-term investments of $178.3 million. Cash provided by the Company's operations was $16.3 million and $20.4 million during the first quarter of 2001 and 2002, respectively, primarily as a result of net income generated in each period, partially offset by increases in working capital. Net accounts receivable increased by $9.3 million to approximately $59.4 million during the first quarter of 2002 as a result of significant sales growth. Net inventories decreased approximately $0.8 million from December 31, 2001 to March 31, 2002 due primarily to improved inventory management and production control.

        The Company's investing activities used cash of approximately $27.6 million and $7.6 million during the first quarter of 2001 and 2002, respectively. The Company's investing activities included capital expenditures for the quarters ended March 31, 2001 and 2002 of $2.5 million and $1.6 million, respectively. The Company's investing activities utilized cash of approximately $25.0 million and $5.5 million for the purchase of short-term investments for the first quarter of 2001 and 2002, respectively.

        The Company's financing activities generated cash of approximately $3.2 million and $7.4 million in the first quarter of 2001 and 2002, respectively. The Company's financing activities consisted primarily of proceeds from the exercise of common stock options.

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

Critical Accounting Policies

        We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Income Taxes

        The Company estimated that its effective tax rate for the three months ended March 31, 2002 was 38%, due primarily to the effect of net operating loss carryforwards and the application of the federal alternative minimum tax and certain state minimum taxes. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year.

Impact of Euro Conversion

        In January 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. As of March 2002, 12 of the 15 member countries adopted the Euro as their sole legal currency.

        A significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. The Company has taken the necessary steps to convert its European accounting software to Euros and has been invoicing exclusively in Euro's since January 1, 2002 at all subsidiaries in countries that have adopted the Euro. The Company derived approximately 1.7% of its revenues from sales of the ThinPrep System to customers in countries which have converted to the Euro for the first three months of 2002. The Company has assessed the costs of addressing Euro-related issues, and does not expect such costs to be material. Because the Company's evaluation of Euro-related issues is ongoing, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors Which May Affect Future Results

        The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors.

        Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding management's expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance and potential savings to the health care system, management's assessment of market factors, statements concerning the integration of Pro Duct, statements concerning the acquisition of Digene, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include, risks associated with the Company's proposed acquisition of Digene, risks associated with the integration of Pro Duct, its dependence on a single product, uncertainty of FDA approval and market acceptance and the additional cost related thereto, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, a limited number of customers and a lengthy sales process, a limited operating history, risks associated with acquisitions including diversion of management's attention from other important business concerns, use of significant amounts of cash, potential dilutive issuances of equity securities, incurrence of debt or amortization expenses related to certain intangible assets, future impairment charges related to diminished fair value of businesses acquired as compared to their net book value, difficulties associated with assimilating and integrating the personnel, operations and technologies of the acquired companies, failure to retain key personnel, loss of key customers, customer dissatisfaction or performance problems with the acquired company, the costs associated with the integration of acquired operations and assumption of unknown liabilities, management of growth, intense competition, potential fluctuations in future quarterly results, limited foreign sales capabilities, uncertainty of additional applications, dependence on key personnel, dependence on protection of patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, dependence on single source suppliers, and risks associated with the Euro conversion. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, financial condition and results of operations. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit 2.1 Agreement and Plan of Merger, dated February 19, 2002, by and among Cytyc Corporation, Digene Corporation and Cruiser, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed February 20, 2002 (File No. 000-27558) and incorporated herein by reference).

         Exhibit 99.1 Stockholders Agreement, dated February 19, 2002, by and among Cytyc Corporation, Cruiser, Inc. and executive officers, directors and certain stockholders of Digene Corporation (filed as Exhibit
                           2.1 to the Company's Current Report on Form 8-K, filed February 20, 2002 (File No. 000-27558) and incorporated herein by reference).

         Exhibit 99.2 Transaction Option Agreement, dated February 19, 2002, by and between Cytyc Corporation and Digene Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed February 20, 2002 (File No. 000-27558) and incorporated herein by reference).

         (b) Reports on Form 8-K

        There were five reports on Form 8-K filed by the Company for the quarter ended March 31, 2002.

              On February 5, 2002, the Company filed a current report on Form 8-K which announced the Board of Directors' approval of a stock repurchase program. A copy of the Company's press release announcing the stock repurchase program was attached and incorporated by reference therein.

              On February 12, 2002, the Company filed a current report on Form 8-K/A which amended a current report on Form 8-K filed on December 14, 2001. The original Form 8-K announced the completion of the Company's acquisition of Pro Duct Health, Inc. ("Pro Duct") and included the press release announcing the completion of the acquisition. The Form 8-K/A included the financial statements of Pro Duct required by Item 7(a) of Form 8-K and the pro forma financial information required by
         Item 7(b) of Form 8-K.

              On February 20, 2002, the Company filed a current report on Form 8-K announcing the execution of a definitive agreement to acquire all of the outstanding shares of common stock of Digene Corporation ("Digene") in an exchange offer transaction. A copy of the definitive agreement and agreements related thereto, along with the Company's press release announcing the definitive agreement, were attached and incorporated by reference therein.

              On March 15, 2002, the Company filed a current report on Form 8-K announcing the filing by Digene of a declaratory judgment action against Enzo Biochem, Inc. A copy of the Company's press release announcing the declaratory judgment action was attached and incorporated by reference therein.

              On March 22, 2002, the Company filed a current report on Form 8-K regarding the U.S. Federal Trade Commission's review of the Company's proposed acquisition of Digene. A copy of the Company's press release with respect to such review was attached and incorporated by reference therein.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CYTYC CORPORATION

Date: May 14, 2002                      By: /s/ Robert L. Bowen
                                            -------------------
                                             Robert L. Bowen
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial and Accounting
                                             Officer)


                                        By:  /s/ Leslie Teso-Lichtman
                                             ------------------------
                                             Leslie Teso-Lichtman
                                             Vice President & Controller