Form 10-Q
period 2002-06-30
CYTYC CORP
filed 2002-08-13
CIK 849778

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

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

          Yes  [X]            No   [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of August 5, 2002 was 122,845,769.

                           Total Number of Pages: 17


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                CYTYC CORPORATION

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I         FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets as of
                 December 31, 2001 and June 30, 2002                          3

               Consolidated Statements of Operations
                  for the three and six months ended
                  June 30, 2001 and 2002                                      4

               Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2001 and 2002             5

               Notes to Consolidated Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    15



PART II        OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders           15

     Item 6.   Exhibits and Reports on Form 8-K                              15

SIGNATURE                                                                    17

PART I    FINANCIAL INFORMATION
     Item 1.   Consolidated Financial Statements

                                CYTYC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                                            December 31,       June 30,
                                                                                                2001             2002
                                                                                            -----------        --------
                                     ASSETS

Current assets:
     Cash and cash equivalents .................................................               $ 71,928        $124,455
     Short-term investments ....................................................                 81,314          75,732
     Accounts receivable, net of allowance of $1,987 and $2,147 at
          December 31, 2001 and June 30, 2002, respectively ....................                 50,278          34,624
     Inventories ...............................................................                 10,698          11,866
     Prepaid expenses and other current assets .................................                  1,583           3,039
                                                                                               --------        --------
          Total current assets .................................................                215,801         249,716
                                                                                               --------        --------
Property and equipment, net ....................................................                 26,662          27,252
                                                                                               --------        --------

Intangible assets:
     Patented technology, net of accumulated amortization of $219 at
          December 31, 2001 and $224 at June 30, 2002 ..........................                    211             207
     Acquired developed technology and know-how, net of accumulated
          amortization of $122 at December 31, 2001 and $853 at June 30, 2002 ..                 18,878          18,147
     Goodwill, net of accumulated amortization of $885 at December 31, 2001
          and June 30, 2002, respectively ......................................                 94,881          95,257
                                                                                               --------        --------
          Total intangible assets ..............................................                113,970         113,611
                                                                                               --------        --------
Deferred tax assets, net .......................................................                 23,485          18,199
Other assets, net ..............................................................                  6,842           6,159
                                                                                               --------        --------
          Total assets .........................................................               $386,760        $414,937
                                                                                               ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................               $  9,325        $  8,343
     Accrued expenses ..........................................................                 24,789          21,218
     Deferred revenue ..........................................................                  1,501           1,481
                                                                                               --------        --------
          Total current liabilities ............................................                 35,615          31,042
                                                                                               --------        --------
Non-current liabilities ........................................................                    837             629
                                                                                               --------        --------

Stockholders' equity:
     Preferred Stock, $.01 par value--
          Authorized--5,000,000 shares
          No shares issued or outstanding ......................................                     --              --
     Common Stock, $.01 par value--
        Authorized--200,000,000 shares
          Issued and outstanding: 121,355,344 shares in 2001 and
          122,843,798 shares in 2002 ...........................................                  1,214           1,228
     Additional paid-in capital ................................................                376,092         391,231
     Deferred compensation .....................................................                   (999)           (497)
     Accumulated other comprehensive loss ......................................                 (1,529)           (272)
     Accumulated deficit .......................................................                (24,470)         (8,424)
                                                                                               --------        --------

          Total stockholders' equity ...........................................                350,308         383,266
                                                                                               --------        --------

          Total liabilities and stockholders' equity ...........................               $386,760        $414,937
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

                                CYTYC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                   Three Months Ended            Six Months Ended
                                                                                         June 30,                    June 30,
                                                                                  2001           2002            2001        2002
                                                                                --------       --------        --------    ---------
Net sales .................................................................     $ 52,997       $ 43,175        $100,464    $111,210
Cost of sales .............................................................        9,439         11,326          18,280      23,936
                                                                                --------       --------        --------    --------
     Gross profit .........................................................       43,558         31,849          82,184      87,274
                                                                                --------       --------        --------    --------

Operating expenses:
     Research and development .............................................        5,249          4,502          10,037       8,692
     Sales and marketing ..................................................       14,482         18,724          28,353      35,809
     General and administrative ...........................................        3,548          5,585           6,999      12,300
     Expenses related to abandoned merger .................................           --          6,114              --       6,114
                                                                                --------       --------        --------    --------
          Total operating expenses ........................................       23,279         34,925          45,389      62,915
                                                                                --------       --------        --------    --------

Income (loss) from operations .............................................       20,279         (3,076)         36,795      24,359
Other income, net:
      Interest income .....................................................        1,394            884           2,808       1,783
      Other income (expense) ..............................................           37           (312)             33        (263)
      Litigation settlement ...............................................           --             --           3,087          --
                                                                                --------       --------        --------    --------
          Other income, net                                                        1,431            572           5,928       1,520
                                                                                --------       --------        --------    --------

Income (loss) before provision for income taxes ...........................       21,710         (2,504)         42,723      25,879
Provision for income taxes ................................................        5,701           (952)         11,164       9,835
                                                                                --------       --------        --------    --------
Net income (loss) .........................................................     $ 16,009       $ (1,552)       $ 31,559    $ 16,044
                                                                                ========       ========        ========    ========

Net income (loss) per common and potential common share:
     Basic ................................................................        $0.14         $(0.01)          $0.28       $0.13
                                                                                ========       ========        ========    ========
     Diluted ..............................................................        $0.13         $(0.01)          $0.26       $0.13
                                                                                ========       ========        ========    ========

Weighted average common and potential common shares outstanding:
     Basic ................................................................      114,744        122,676         114,179     122,228
     Diluted ..............................................................      119,981        122,676         119,585     125,545

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CYTYC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                  2001          2002
                                                                                --------       --------
Cash flows from operating activities:
     Net income ...........................................................     $ 31,559       $ 16,044
Adjustments to reconcile net income to net cash provided by
     operating activities:
          Depreciation and amortization ...................................        1,749          3,708
          Provision for doubtful accounts .................................          189            175
          Amortization of warrant .........................................        1,057          1,185
          Non-cash gain on settlement of litigation .......................       (2,712)            --
          Compensation related to issuance of stock to directors and
             executives .................................................            359            365
          Compensation related to options assumed in acquisition ..........           --            257
          Change in deferred tax asset ....................................       11,341          5,285
          Tax benefit from exercise of options ............................           --          5,377
          Changes in assets and liabilities, excluding effects of
             acquisition:
               Accounts receivable ........................................       (4,517)        15,479
               Inventories ................................................        1,265         (1,168)
               Prepaid expenses and other current assets ..................       (1,165)        (1,456)
               Accounts payable ...........................................         (431)          (982)
               Accrued expenses ...........................................         (468)        (4,154)
               Deferred revenue ...........................................         (387)           (20)
                                                                                --------       --------

                    Net cash provided by operating activities .............       37,839         40,095
                                                                                --------       --------

Cash flows from investing activities:
     Increase in other assets .............................................         (611)          (498)
     Purchases of property and equipment ..................................       (3,891)        (3,567)
     Purchases of short-term investments ..................................      (71,035)       (63,216)
     Proceeds from maturity of short-term investments .....................       35,659         68,752
                                                                                --------       --------

                    Net cash (used in) provided by investing activities ...      (39,878)         1,471
                                                                                --------       --------

Cash flows from financing activities:
     Proceeds from exercise of stock options ..............................        6,236          9,021
     Proceeds from issuance of shares under Employee Stock Purchase Plan ..          529            634
                                                                                --------       --------

                    Net cash provided by financing activities .............        6,765          9,655
                                                                                --------       --------

Effect of exchange rates on cash ..........................................         (924)         1,306
                                                                                --------       --------
Net increase in cash and cash equivalents .................................        3,802         52,527
Cash and cash equivalents, beginning of period ............................       61,605         71,928
                                                                                --------       --------

Cash and cash equivalents, end of period ..................................     $ 65,407       $124,455
                                                                                ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

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

     The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items and approximately $6.1 million in non-recurring expenses in the second quarter of 2002 related to the abandoned merger with Digene Corporation ("Digene") which was terminated June 30, 2002. The interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

(2) Summary of Significant Accounting Policies

     a.)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries: Cytyc International, Inc. (a Delaware corporation), Cytyc Europe, S.A. (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Swiss, S.A., and Cytyc SARL, whose wholly-owned subsidiaries are Cytyc Italia S.R.L. and Cytyc France S.A.RL.), Cytyc (Australia) PTY Limited (an Australian corporation), Cytyc Canada, Limited (a Canadian corporation), Cytyc (UK) Limited (a United Kingdom corporation), Cytyc Germany GmbH (a German company), Cytyc Securities Corporation (a Massachusetts securities corporation), Cytyc Interim, Inc. (a Delaware corporation), Cytyc Healthcare Ventures, LLC (a Delaware limited liability company), Cytyc Health Corporation (a Delaware corporation), Cytyc Iberia, S.A. (a Spanish company) and Cruiser, Inc. (a Delaware corporation). All intercompany transactions and balances have been eliminated in consolidation.

     b.) Short-term Investments

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Short-term investments consist of U.S. government securities, corporate bonds and commercial paper with original maturities between three and twelve months. At June 30, 2002, the Company's available-for-sale securities had contractual maturities that expire at various dates through June 2003. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At June 30, 2002 and December 31, 2001, the amortized cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows:

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                                                 Gross
                                                                               Unrealized
                                                                                Holding
                                                                   Amortized     Gains        Fair
                                                                      Cost      (Losses)      Value
                                                                   ---------   ----------     -----
                                                                              (in thousands)
       June 30, 2002
       -------------
       Available-for-sale securities
       U.S. government and agency securities (average
        maturity of 5.8 months)................................      $60,387        $60       $60,447
       Corporate bonds (average maturity of 5.4 months)........       12,687          4        12,691
       Commercial paper (average maturity of 1.5 months).......        2,594         --         2,594
                                                                     -------        ---       -------
                                                                     $75,668        $64       $75,732
                                                                     =======        ===       =======

       December 31, 2001
       -----------------
       Available-for-sale securities
       U.S. government and agency securities (average
        maturity of 3.9 months)................................      $55,711        $44       $55,755
       Corporate bonds (average maturity of 5.0 months)........       22,601         68        22,669
       Commercial paper (average maturity of 1.2 months).......        2,889          1         2,890
                                                                     -------        ---       -------
                                                                     $81,201       $113       $81,314
                                                                     =======        ===       =======

     c.) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   December 31,        June 30,
                                                       2001              2002
                                                       ----              ----
                                                           (in thousands)
     Raw material and work-in-process.........        $6,377            $7,167
     Finished goods                                    4,321             4,699
                                                     -------           -------
                                                     $10,698           $11,866
                                                     =======           =======

     d.) Income Taxes

     The Company estimated that its effective tax rate for the three and six months ended June 30, 2002 was 38%. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. The Company's tax rate for the three and six months ended June 30, 2001 was 26%, due primarily to the effect of net operating loss carryforwards, the application of the federal alternative minimum tax and certain state minimum taxes.

     e.) Net Income Per Common Share

     The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires companies to report both basic and diluted per share data, for all periods for which an income statement is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three and six months ended June 30, 2001 and 2002.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                                            Three Months        Six Months
                                                                               Ended               Ended
                                                                              June 30,           June 30,
                                                                           2001      2002      2001     2002
                                                                           ----      ----      ----     ----
     Basic weighted average common shares outstanding..................   114,744  122,676   114,179  122,228
     Dilutive effect of assumed exercise of stock options and warrant..     5,237       --     5,406    3,317
                                                                          -------  -------   -------  -------
     Weighted average common shares outstanding assuming dilution......   119,981  122,676   119,585  125,545
                                                                          =======  =======   =======  =======

     Diluted weighted average shares outstanding excludes 1,879,276 and 13,143,978 potential common shares from stock options and warrant outstanding for the three months ended June 30, 2001 and 2002, respectively, and 4,354,941 and 9,562,648 potential common shares from stock options and a warrant outstanding for the six months ended June 30, 2001 and 2002, respectively, as their effect would be anti-dilutive.

     f.) Comprehensive Income

     The components of accumulated other comprehensive income for the three and six months ended June 30, 2001 and 2002 are as follows:

                                                                          Three Months        Six Months
                                                                             Ended               Ended
                                                                            June 30,           June 30,
                                                                         2001      2002      2001    2002
                                                                         ----      ----      ----    ----
                                                                                  (in thousands)
Comprehensive income:
        Net income (loss)...........................................     $16,009 $(1,552)  $31,559   $16,044
        Other comprehensive income (loss)
              Unrealized gain (loss) on short-term investments......         (6)      220       77      (49)
              Foreign currency translation..........................       (825)    1,622    (924)     1,306
                                                                         ------- --------  -------   -------
Comprehensive income                                                     $15,178     $290  $30,712   $17,301
                                                                         ======= ========  =======   =======

     g.) Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, the Company adopted these statements. Adoption of SFAS No. 142 reduced annual amortization expense by approximately $450,000. The adoption of SFAS No. 142 had no other effects on the Company's consolidated financial statements.

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

(3) Accounting For Goodwill And Other Intangible Assets

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also specifies criteria that acquired intangible assets must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 did not have a material effect on the Company's consolidated financial position or results of operations.

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or whenever events indicate that there may be an impairment. The Company adopted SFAS No. 142 effective January 1, 2002. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Through an independently obtained appraisal, it was determined that the carrying amount of goodwill did not exceed the fair value, and as a result no transitional impairment loss exists.

         Had the provisions of SFAS No. 142 been applied for the three and six months ended June 30, 2001 and 2002, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                  Three Months               Six Months
                                                                      Ended                     Ended
                                                                     June 30,                  June 30,
                                                                2001         2002         2001         2002
                                                                ----         ----         ----         ----
                                                                (in thousands, except per share data)

Reported net income (loss)                                     $16,009     $(1,552)     $31,559      $16,044
Effect of SFAS No. 142, net of tax                                  81           --         163           --
                                                               -------     --------     -------      -------
Adjusted net income (loss)                                     $16,090     $(1,552)     $31,722      $16,044
                                                               =======     ========     =======      =======
Reported basic net income (loss) per common share              $  0.14     $ (0.01)     $  0.28      $  0.13
Effect of SFAS No. 142, net of tax                                  --           --          --           --
                                                               -------     --------     -------      -------
Adjusted basic net income (loss) per common share              $  0.14     $ (0.01)     $  0.28      $  0.13
                                                               =======     ========     =======      =======
Reported diluted net income (loss) per common share            $  0.13     $ (0.01)     $  0.26      $  0.13
Effect of SFAS No. 142, net of tax                                  --           --        0.01           --
                                                               -------     --------     -------      -------
Adjusted diluted net income (loss) per common share            $  0.13     $ (0.01)     $  0.27      $  0.13
                                                               =======     ========     =======      =======

     Amortization expense related to identifiable intangible assets that will continue to be amortized in the future was approximately $1,450 and $367,560 for the three months ended June 30, 2001 and 2002, respectively and $1,450 and $735,120 for the six months ended June 30, 2001 and 2002, respectively. Additional amortization expense in the three and six months ended June 30, 2001 related to goodwill that ceased to be amortized with the adoption of SFAS No. 142 was approximately $110,470 and $220,939, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

                                                                 Amount
                                                             (in thousands)
Remaining six months ending December 31, 2002                   $   735
Year ending December 31, 2003                                     1,470
Year ending December 31, 2004                                     1,470
Year ending December 31, 2005                                     1,470
Year ending December 31, 2006                                     1,470
Year ending December 31, 2007                                     1,470
Thereafter                                                       10,269
                                                                -------
Total                                                           $18,354
                                                                =======

                                CYTYC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

A summary of Cytyc's intangible assets as of June 30, 2002 is as follows:

                                                            Gross                          Net
                                                           Carrying    Accumulated      Carrying
                                                            Amount     Amortization       Amount
                                                           --------    ------------     --------
                                                                       (in thousands)
    Amortized intangible assets:
      Patented Technology                                   $   431       $  224        $    207
      Acquired Developed Technology and Know-how             19,000          853          18,147
                                                            -------       ------        --------
           Subtotal                                         $19,431       $1,077          18,354
                                                            =======       ======
    Goodwill                                                                              95,257
                                                                                        --------
           Total                                                                        $113,611
                                                                                        ========

(4)  Pro Duct Health, Inc. and Digene Acquisitions

     On November 30, 2001, the Company completed the acquisition of Pro Duct Health, Inc. ("Pro Duct") for an aggregate purchase price of approximately $184 million. The results of operations of Pro Duct have been included in the accompanying financial statements from the date of acquisition. The initial estimated purchase price allocation has been adjusted through June 30, 2002, resulting in an increase to goodwill of $376,000. In connection with the acquisition, the Company committed to a plan to abandon certain leased facilities and did so on April 1, 2002 with the exception of 3,500 square feet of office space. The Company had accrued approximately $787,000 at December 31, 2001 for the abandonment of the leased facility, representing the present value of future minimum lease payments less estimated sub-lease receipts. Approximately $207,000 has been paid by the Company to the lessor through June 30, 2002, leaving a balance of $580,000.

     On June 24, 2002 the Company announced that the U.S. Federal Trade Commission ("FTC") had voted to seek to block Cytyc's proposed acquisition of Digene. The five-member commission authorized the staff to seek a court order to halt the acquisition. On June 30, 2002 the Company and Digene terminated their merger agreement, and, accordingly, the Company expensed approximately $6.1 million in prepaid acquisition costs.

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

     The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the Company's PMA Supplement Application to market the ThinPrep(R) 3000 Processor, the Company's next-generation processor for automated sample preparation. In August 2001, the FDA approved the Company's PMA Supplement Application for the inclusion of data describing the detection of High-Grade Squamus Intraepithelial Lesions with the ThinPrep Pap Test. In January 2002, the Company submitted a PMA Application to the FDA for the ThinPrep Imaging System to aid in cervical cancer screening. In June 2002, the FDA approved the Company's PMA Supplement Application to allow for testing for Chlamydia Trachomatis ("CT") and Neisseria Gonorrhea ("NG") directly from the ThinPrep Pap Test vial using Roche Diagnostics Corporation ("RDC") COBAS AMPLICOR(TM) automated system.

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

     In November 2001, as part of its acquisition of Pro Duct, a manufacturer of medical devices in Menlo Park, California, the Company entered into a lease for a 35,000 square feet facility. The lease of this facility terminates on April 30, 2003. The Company has subleased approximately 17,000 square feet of office space in Menlo Park, California to a third party for eighteen months ending April 30, 2003. In connection with the acquisition, the Company committed to a plan to abandon the leased facilities and did so on April 1, 2002 with the exception of 3,500 square feet of office space. The Company had accrued approximately $787,000 at December 31, 2001 for the abandonment of the leased facility, representing the present value of future minimum lease payments less estimated sub-lease receipts. Approximately $207,000 has been paid by the Company to the lessor through June 30, 2002, leaving a balance of $580,000.

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

     The Company's direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the new CPT code. As of June 30, 2002, based on information provided to the Company, the Company believes that all of the 379 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the new CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the new CPT code will be adequate.

     The Company expects to continue its significant expenditures for sales and marketing activities of the ThinPrep System for cervical cancer screening and the ductal lavage device acquired from Pro Duct in 2001.

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

       On June 24, 2002 the Company announced that the FTC had voted to seek to block Cytyc's proposed acquisition of Digene. The five-member commission authorized the staff to seek a court order to halt the acquisition. On June 30, 2002 the Company and Digene terminated their merger agreement, and, accordingly, the Company expensed approximately $6.1 million in prepaid acquisition costs.

     The Company expects to continue its expenditures in 2002 for research and development to fund follow-on studies of the ductal lavage device acquired from Pro Duct, as well as follow-on products and additional applications of ThinPrep technology. The Company also expects that expenses for the Thin Prep Imaging System development activities will continue to decrease in 2002.

Results of Operations

   Three Months Ended June 30, 2002 and 2001

     Net sales decreased to $43.2 million in the second quarter of 2002 from $53.0 million for the same period of 2001, a decrease of 19%. The decrease was primarily due to decreased U.S. sales of the Company's ThinPrep Pap Test for cervical cancer screening due to changes in ordering patterns by some of the Company's laboratory customers. Gross profit decreased to $31.8 million in the second quarter of 2002 from $43.6 million for the same period of 2001, a decrease of 27%, and the gross margin decreased to 74% in the second quarter of 2002 from 82% for the same period of 2001. The decrease related primarily to less revenue in the Thin Prep Pap Test product line in the U.S. which generates the highest gross margin as a percentage of total revenue, decreased average selling prices for the Thin Prep Pap Test in the U.S. due to customer mix and a larger percentage of sales to international customers in the quarter which have lower average selling prices.

     Total operating expenses increased to $34.9 million in the second quarter of 2002 from $23.3 million for the same period of 2001, an increase of 50%. Excluding costs related to the abandoned merger with Digene of $6.1 million, total operating expenses would have increased 24%. Research and development costs decreased to $4.5 million in the second quarter of 2002 from $5.2 million for the same period of 2001, a decrease of 14%, primarily as a result of decreased engineering costs associated with the Company's ThinPrep Imaging System development activities. The Company expects to continue its expenditures in 2002 for research and development to fund follow-on studies of the ductal lavage device acquired from Pro Duct, as well as follow-on products and additional applications of Thin Prep technology. The Company expects that research and development expenses for the imaging system will decrease in the remainder of 2002. Sales and marketing costs increased to $18.7 million in the second quarter of 2002 from $14.5 million for the same period of 2001, an increase of 29%. This increase primarily reflects U.S. sales force personnel and meetings costs and costs associated with expansion in international subsidiaries. The Company expects that sales and marketing costs may increase in succeeding quarters as a result of increased expenditures for personnel, marketing programs and commissions expense. General and administrative costs increased to $5.6 million in the second quarter of 2002 from $3.5 million for the same period of 2001, an increase of 57%, primarily due to increased personnel costs, legal and professional fees, increased consulting costs related to business development and generally expansion of all infrastructure departments to support the Company's growth including human resources, information systems and finance.

       On June 24, 2002 the Company announced that the FTC had voted to seek to block Cytyc's proposed acquisition of Digene. The five-member commission authorized the staff to seek a court order to halt the acquisition. On June 30, 2002 the Company and Digene terminated their merger agreement, and, accordingly, the Company expensed approximately $6.1 million in prepaid acquisition costs.

     Interest income decreased to $0.9 million in the second quarter of 2002 from $1.4 million for the same period of 2001, a decrease of 37%, due primarily to lower interest rates.

     The Company estimated that its effective tax rate for the three months ended June 30, 2002 was 38%. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. The Company's tax rate for the three months ended June 30, 2001 was 26%, due primarily to the effect of net operating loss carryforwards, the application of the federal alternative minimum tax and certain state minimum taxes.

     Six Months Ended June 30, 2002 and 2001

     Net sales increased to $111.2 million in the first six months of 2002 from $100.5 million for the same period of 2001, an increase of 11%. The increase was primarily due to increased sales of the Company's ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $87.3 million in the first six months of 2002 from $82.2 million for the same period of 2001, an increase of 6%. The gross margin decreased to 78% in the first six months of 2002 as compared to 82% for the same period of 2001, primarily due to lower average selling prices in the first six months of 2002 and to a lesser extent a larger percentage of total revenue with international customers who have lower average selling prices.

     Total operating expenses increased to $62.9 million in the first six months of 2002 from $45.4 million for the same period of 2001, an increase of 39%. Excluding costs related to the abandoned Digene merger of $6.1 million, total operating expenses would have increased 25%. Research and development costs decreased to $8.7 million in the first six months of 2002 from $10.0 million for the same period of 2001, a decrease of 13%, primarily as a result of lower engineering costs associated with the Company's ThinPrep Imaging System development activities. Sales and marketing costs increased to $35.8 million in the first six months of 2002 from $28.4 million for the same period of 2001, an increase of 26%. This increase primarily reflects expenses associated with expansion in international subsidiaries and U.S. sales force meeting, travel and personnel costs. General and administrative costs increased to $12.3 million in the first six months of 2002 from $7.0 million for the same period of 2001, an increase of 76%, primarily due to a combination of increased personnel costs and professional fees shared equally by legal, business development and finance departments whose infrastructure grew to support the Company.

        On June 24, 2002 the Company announced that the FTC had voted to seek to block Cytyc's proposed acquisition of Digene. The five-member commission authorized the staff to seek a court order to halt the acquisition. On June 30, 2002 the Company and Digene terminated their merger agreement, and, accordingly, the Company expensed approximately $6.1 million in prepaid acquisition costs.

     Interest income decreased to $1.8 million in the first six months of 2002 from $2.8 million for the same period of 2001, a decrease of 37%, due to lower interest rates. The Company also recorded $3.1 million during the first six months of 2001 as other income relating to the settlement of certain litigation. The settlement consisted of cash and stock. The stock has been recorded at the discounted value of its guaranteed price two years from the date of the settlement.

     The Company estimated that its effective tax rate for the six months ended June 30, 2002 was 38%. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. The Company's tax rate for the six months ended June 30, 2001 was 26%, due primarily to the effect of net operating loss carryforwards, the application of the federal alternative minimum tax and certain state minimum taxes.

Liquidity and Capital Resources

     Since inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $8.4 million as of June 30, 2002. Although the Company generated cash of $52.5 million in the first six months of 2002, the Company had previously funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $204.3 million, net of offering expenses. At June 30, 2002, the Company had cash, cash equivalents and short-term investments of $200.2 million. Cash provided by the Company's operations was $37.8 million and $40.1 million during the first six months of 2001 and 2002, respectively, primarily as a result of net income generated in each period and a decrease in accounts receivable in the 2002 period. Net accounts receivable decreased by $15.5 million to approximately $34.6 million during the first six months of 2002 due to lower sales and improved collections. Net inventories increased approximately $1.2 million from December 31, 2001 to June 30, 2002 due primarily to increased finished goods produced prior to the Company revising its sales forecast in the second quarter of 2002.

     The Company's investing activities used cash of approximately $39.9 million during the first six months of 2001 and generated cash of approximately $1.5 million during the first six months of 2002. The Company's investing activities included capital expenditures for the six months ended June 30, 2001 and 2002 of $3.9 million and $3.6 million, respectively. The Company's investing activities utilized cash of approximately $35.4 million for the net sales and purchases of short-term investments for the first six months of 2001 and generated cash of $5.5 million in proceeds from the net activity of short-term investments in the first six months of 2002.

     The Company's financing activities generated cash of approximately $6.8 million and $9.7 million in the first six months of 2001 and 2002, respectively. The Company's financing activities consisted primarily of proceeds from the exercise of common stock options.

     The Board of Directors has authorized an additional $50 million for the repurchase of shares of the Company's common stock. The Board of Directors has also authorized the Company to repurchase shares of the Company's common stock equal in number to shares issued to option holders upon exercise of their Company stock options. The total amount authorized for the repurchase program is currently $100 million plus the cost of purchasing shares equivalent to the number of options exercised.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening and additional applications of its ThinPrep technology, including the ductal lavage device acquired from Pro Duct. The Company's liquidity and capital requirements will also depend upon the progress of the Company's research and development programs to develop follow-on products including the ductal lavage device acquired from Pro Duct, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company's capital requirements will depend on the extent of potential liabilities, if any, and costs associated with any future litigation. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Critical Accounting Policies

      We considered the disclosure requirements of Financial Reporting Release ("FRR") No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, and FRR No. 61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Certain Factors Which May Affect Future Results

     The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors.

     Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding management's expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance and potential savings to the health care system, management's assessment of market factors, statements concerning the integration of Pro Duct, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company's risk factors include, risks associated with the integration of ProDuct, its dependence on a single product, uncertainty of FDA approval and market acceptance and the additional cost related thereto, limited marketing and sales experience, dependence on timely and adequate levels of third-party reimbursement, a limited number of customers and a lengthy sales process, a limited operating history, risks associated with acquisitions including diversion of management's attention from other important business concerns, use of significant amounts of cash, potential dilutive issuances of equity securities, incurrence of debt or amortization expenses related to certain intangible assets, future impairment charges related to diminished fair value of businesses acquired as compared to their net book value, difficulties associated with assimilating and integrating the personnel, operations and technologies of the acquired companies, failure to retain key personnel, loss of key customers, customer dissatisfaction or performance problems with the acquired company, the costs associated with the integration of acquired operations and assumption of unknown liabilities, management of growth, intense competition, potential fluctuations in future quarterly results, limited foreign sales capabilities, uncertainty of additional applications, dependence on key personnel, dependence on protection of patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement and dependence on single source suppliers. Such factors, among other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company's business, financial condition and results of operations. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     At the Company's annual meeting of stockholders held on May 22, 2002 (the "2002 Annual Meeting"), the Company's stockholders took the following actions:

     1. The Company's stockholders elected Marc C. Breslawsky, William H. Longfield, and Anna S. Richo as Class II Directors, each to serve for a three year term expiring at the Company's Annual Meeting of stockholders in 2005, or until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2002 Annual Meeting. With respect to such matter, the votes were cast as follows 110,749,875 shares were voted for the election of Mr. Breslawsky, 111,548,538 shares were voted for the election of Mr. Longfield, 110,750,393 shares were voted for the election of Ms. Richo, 990,302 shares were withheld from the election of Mr. Breslawsky, 191,639 shares were withheld from the election of Mr. Longfield and 989,784 shares were withheld from the election of Ms. Richo. No other persons were nominated or received votes for election as directors of the Company at the 2002 Annual Meeting. The other directors of the Company whose terms of office continued after the 2002 Annual Meeting were Walter E. Boomer, Sally W. Crawford, William G. Little, Joseph B. Martin, M.D., Ph.D., C. William McDaniel and Patrick J. Sullivan.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------
          (a) Exhibits
          ------------

          None

          (b) Reports on Form 8-K
          -----------------------

               There were two reports on Form 8-K filed by the Company for the quarter ended June 30, 2002.

               On May 28, 2002, the Company filed a current report on Form 8-K announcing the dismissal of Arthur Andersen LLP as the Company's independent public accountants and the engagement of Deloitte & Touche LLP as the Company's independent public accountants for fiscal 2002. A copy of the letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 28, 2002, along with the Company's press release announcing the changes in certifying accountants, were attached and incorporated by reference therein.

               On June 26, 2002, the Company filed a current report on Form 8-K announcing that the U.S. Federal Trade Commission voted to authorize its staff to seek an injunction to block the Company's proposed acquisition of Digene Corporation. A copy of the Company's press releases announcing the FTC injunction was attached and incorporated by reference therein.

            Subsequent 8-K Filings

               On July 1, 2002, the Company filed a current report on Form 8-K announcing that Digene terminated their definitive merger agreement with the Company. A copy of the Company's press release announcing the termination was attached and incorporated by reference therein.

               On August 6, 2002, the Company filed a current report on Form 8-K announcing an increase in their stock repurchase program which was previously announced on January 31, 2002. A copy of the Company's press release announcing the increase in the program was incorporated by reference therein.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CYTYC CORPORATION

Date: August 13, 2002                  By: /s/ Robert L. Bowen
                                           --------------------
                                           Robert L. Bowen
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial and Accounting
                                           Officer)


                                       By: /s/ Leslie Teso-Lichtman
                                           ------------------------
                                           Leslie Teso-Lichtman
                                           Vice President & Controller