Form 10-Q
period 2002-09-30
CYTYC CORP
filed 2002-11-12
CIK 849778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission File Number 0-27558

CYTYC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0407755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Swanson Road, Boxborough, MA 01719
(Address of principal executive offices, including Zip Code)

(978) 263-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of November 6, 2002 was 115,862,861.

Total Number of Pages: 21
Exhibit index located on page 19

CYTYC CORPORATION

Part I        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CYTYC CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$71,928	$55,086
Investment securities	81,314	119,063
Accounts receivable, net of allowance of $1,987 and $2,242 at December 31, 2001 and September 30, 2002, respectively	50,278	34,739
Inventories	10,698	11,415
Prepaid expenses and other current assets	1,583	2,448

Total current assets	215,801	222,751

Property and equipment, net	26,662	26,741

Intangible assets:
Patented technology, net of accumulated amortization of $219 at December 31, 2001 and $226 at September 30, 2002	211	205
Acquired developed technology and know-how, net of accumulated amortization of $122 at December 31, 2001 and $1,218 at September 30, 2002	18,878	17,782
Goodwill	94,881	94,794

Total intangible assets	113,970	112,781

Deferred tax assets, net	23,485	18,199
Other assets, net	6,842	6,328

Total assets	$386,760	$386,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,325	$6,345
Accrued expenses	24,789	30,133
Deferred revenue	1,501	1,450

Total current liabilities	35,615	37,928

Non-current liabilities	837	423

Stockholders’ equity:
Preferred Stock, $.01 par value— Authorized—5,000,000 shares No shares issued or outstanding	—	—
Common Stock, $.01 par value— Authorized—200,000,000 shares Issued: 121,355,344 shares in 2001 and 122,992,844 shares in 2002 Outstanding: 121,355,344 shares in 2001 and 117,728,001 shares in 2002	1,214	1,177
Additional paid-in capital	376,092	391,709
Treasury stock, at cost: 5,264,843 shares in 2002	—	(50,235)
Deferred compensation	(999)	(624)
Accumulated other comprehensive (loss) income	(1,529)	915
Retained (deficit) earnings	(24,470)	5,507

Total stockholders’ equity	350,308	348,449

Total liabilities and stockholders’ equity	$386,760	$386,800

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net sales	$57,249	$58,540	$157,713	$169,750
Cost of sales	10,466	11,734	28,746	35,670

Gross profit	46,783	46,806	128,967	134,080

Operating expenses:
Research and development	5,369	3,192	15,406	11,884
Sales and marketing	14,496	15,319	42,849	51,127
General and administrative	4,015	6,608	11,014	18,908
Expenses related to terminated merger (note 4)	—	—	—	6,114

Total operating expenses	23,880	25,119	69,269	88,033

Income from operations	22,903	21,687	59,698	46,047
Other income, net:
Interest income	1,437	960	4,245	2,743
Other income (expense)	26	(178)	59	(440)
Litigation settlement	—	—	3,087	—

Other income, net	1,463	782	7,391	2,303

Income before provision for income taxes	24,366	22,469	67,089	48,350
Provision for income taxes	6,335	8,538	17,499	18,373

Net income	$18,031	$13,931	$49,590	$29,977

Net income per common and potential common share:
Basic	$0.16	$0.12	$0.43	$0.25

Diluted	$0.15	$0.11	$0.41	$0.24

Weighted average common and potential common shares outstanding:
Basic	115,698	120,816	114,685	121,757
Diluted	120,918	122,440	119,953	124,598

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net income	$49,590	$29,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,756	5,697
Provision for doubtful accounts	284	589
Amortization of warrant	2,052	1,212
Non-cash gain on settlement of litigation	(2,712)	—
Compensation related to issuance of stock to directors and executives	421	362
Compensation related to stock options assumed in acquisition	—	362
Change in deferred tax asset	18,243	4,821
Tax benefit from exercise of stock options	—	5,609
Changes in assets and liabilities, excluding effects of acquisition:
Accounts receivable	(9,162)	14,950
Inventories	536	(717)
Prepaid expenses and other current assets	(700)	(865)
Accounts payable	486	(2,980)
Accrued expenses	(528)	5,018
Deferred revenue	(274)	(51)

Net cash provided by operating activities	60,992	63,984

Cash flows from investing activities:
Increase in other assets	(832)	(692)
Purchases of property and equipment	(5,474)	(4,680)
Purchases of short-term investments	(98,780)	(134,078)
Proceeds from maturity of short-term investments	68,291	96,441

Net cash used in investing activities	(36,795)	(43,009)

Cash flows from financing activities:
Purchase of treasury stock	—	(50,235)
Proceeds from exercise of stock options	7,503	9,452
Proceeds from issuance of shares under Employee Stock Purchase Plan	529	634

Net cash provided by (used in) financing activities	8,032	(40,149)

Effect of exchange rates on cash	337	2,332

Net increase (decrease) in cash and cash equivalents	32,566	(16,842)
Cash and cash equivalents, beginning of period	61,605	71,928

Cash and cash equivalents, end of period	$94,171	$55,086

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The notes and accompanying consolidated financial statements are unaudited. They have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items and approximately $6.1 million in non-recurring expenses in the second quarter of 2002 related to the terminated merger with Digene Corporation (see note 4) as well as a one-time gain of approximately $3.1 million from a litigation settlement during the first quarter of 2001. The interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries: Cytyc International, Inc. (a Delaware corporation), Cytyc Europe, S.A. (a Swiss corporation) (including its wholly-owned subsidiaries Cytyc Suisse, S.A., and Cytyc S.a.r.l, whose wholly-owned subsidiaries are Cytyc Italia S.r.l. and Cytyc France S.A.R.L.), Cytyc (Australia) PTY Limited (an Australian corporation), Cytyc Canada, Limited (a Canadian corporation), Cytyc (UK) Limited (a United Kingdom corporation), Cytyc Germany GmbH (a German company), Cytyc Securities Corporation (a Massachusetts securities corporation), Cytyc Interim, Inc. (a Delaware corporation), Cytyc Healthcare Ventures, LLC (a Delaware limited liability company), Cytyc Health Corporation (a Delaware corporation), Cytyc Iberia, S.L. (a Spanish company), Cruiser, Inc. (a Delaware corporation), Cytyc Limited Liability Company (a Delaware limited liability company) and Cytyc Limited Partnership (a Massachusetts limited partnership). All intercompany transactions and balances have been eliminated in consolidation.

b.)	Investment Securities

Investment securities consist of U.S. government securities, corporate bonds, commercial paper and certificates of deposit with original maturities between three and twenty-four months. At September 30, 2002, the Company’s available-for-sale securities had contractual maturities that expire at various dates through March 2004. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At September 30, 2002 and December 31, 2001, the amortized cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows:

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
	(in thousands)
September 30, 2002
Available-for-sale securities
U.S. government and agency securities (average maturity of 5.7 months)	$89,015	$182	$89,197
Corporate bonds (average maturity of 8.1 months)	23,105	29	23,134
Commercial paper (average maturity of 1.5 months)	1,696	—	1,696
Certificates of deposit (average maturity of 8.1 months)	5,022	14	5,036

	$118,838	$225	$119,063

December 31, 2001
Available-for-sale securities
U.S. government and agency securities (average maturity of 3.9 months)	$55,711	$44	$55,755
Corporate bonds (average maturity of 5.0 months)	22,601	68	22,669
Commercial paper (average maturity of 1.2 months)	2,889	1	2,890

	$81,201	$113	$81,314

c.)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	September 30,
	2001	2002
	(in thousands)
Raw material and work-in-process	$6,377	$7,963
Finished goods	4,321	3,452

	$10,698	$11,415

d.)	Income Taxes

The Company estimated that its effective tax rate for the three and nine months ended September 30, 2002 was 38%. The effective tax rate represents the Company’s estimate of the rate expected to be applicable for the full fiscal year. The Company’s tax rate for the three and nine months ended September 30, 2001 was 26%, due primarily to the effect of net operating loss carryforwards, the application of the federal alternative minimum tax and certain state minimum taxes.

e.)	Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and warrants. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and warrant. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three and nine months ended September 30, 2001 and 2002.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands)
Basic weighted average common shares outstanding	115,698	120,816	114,685	121,757
Dilutive effect of assumed exercise of stock options	5,220	1,624	5,090	2,841
Dilutive effect of assumed exercise of warrant	—	—	178	—

Diluted weighted average common shares outstanding	120,918	122,440	119,953	124,598

Diluted weighted average common shares outstanding excludes 74,276 and 14,370,536 potential common shares from stock options outstanding for the three months ended September 30, 2001 and 2002, respectively, and 1,753,032 and 10,359,114 potential common shares from stock options outstanding for the nine months ended September 30, 2001 and 2002, respectively, as their effect would be anti-dilutive. The warrant was exercised on June 6, 2001.

f.)	Comprehensive Income

The components of accumulated other comprehensive income for the three and nine months ended September 30, 2001 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands)
Comprehensive income:
Net income	$18,031	$13,931	$49,590	$29,977
Other comprehensive income:
Unrealized gain on short-term investments	69	161	146	112
Foreign currency translation	1,261	1,026	337	2,332

Comprehensive income	$19,361	$15,118	$50,073	$32,421

g.)	Recent Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

(3)	Accounting For Goodwill And Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but, instead, be measured for impairment at least annually, or whenever events indicate that there may be an impairment. Other identifiable intangible assets will continue to be amortized over their estimated useful lives and reviewed for impairment if circumstances warrant.

On January 1, 2002, the Company adopted SFAS No. 142, as required, which resulted in no adjustment to the carrying amount of goodwill. The Company has selected July in which to perform its annual evaluation of goodwill for impairment. As of July 31, 2002, it was determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists.

Adoption of SFAS No. 142 has the effect of reducing annual amortization expense of goodwill by approximately $450,000 in 2002.

Had the provisions of SFAS No. 142 been applied for the three and nine months ended September 30, 2001, the Company’s net income and net income per share would have been as follows:

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands, except per share data)
Reported net income	$18,031	$13,931	$49,590	$29,977
Effect of SFAS No. 142, net of tax	81	—	245	—

Adjusted net income	$18,112	$13,931	$49,835	$29,977

Reported basic net income per common share	$0.16	$0.12	$0.43	$0.25
Effect of SFAS No. 142, net of tax	—	—	—	—

Adjusted basic net income per common share	$0.16	$0.12	$0.43	$0.25

Reported diluted net income per common share	$0.15	$0.11	$0.41	$0.24
Effect of SFAS No. 142, net of tax	—	—	.01	—

Adjusted diluted net income per common share	$0.15	$0.11	$0.42	$0.24

Amortization expense related to identifiable intangible assets that will continue to be amortized in the future was approximately $2,175 and $367,560 for the three months ended September 30, 2001 and 2002, respectively and $3,625 and $1,102,680 for the nine months ended September 30, 2001 and 2002, respectively. Additional amortization expense in the three and nine months ended September 30, 2001 related to goodwill that ceased to be amortized with the adoption of SFAS No. 142 was approximately $110,470 and $331,410, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

Amount (in thousands)
Remaining three months ending December 31, 2002	$ 368
Year ending December 31, 2003	1,470
Year ending December 31, 2004	1,470
Year ending December 31, 2005	1,470
Year ending December 31, 2006	1,470
Year ending December 31, 2007	1,470
Thereafter	10,269

Total	$17,987

A summary of Cytyc’s intangible assets as of September 30, 2002 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortizable intangible assets:
Patented technology	$431	$226	$205
Acquired developed technology and know-how	19,000	1,218	17,782

Subtotal	$19,431	$1,444	17,987

Goodwill			94,794

Total			$112,781

(4)	Pro Duct Health, Inc. Acquisition and Termination of Digene Acquisition

On November 30, 2001, the Company completed the acquisition of Pro Duct Health, Inc. (“Pro Duct”) for an aggregate purchase price of approximately $184 million. The results of operations of Pro Duct have been included in the accompanying consolidated financial statements from the date of acquisition. In connection with the

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

acquisition, the Company committed to a plan to abandon certain leased facilities and did so on April 1, 2002, with the exception of 3,500 square feet of office space. The Company had accrued approximately $787,000 as of December 31, 2001 for the abandonment of the leased facility, representing the present value of future minimum lease payments less estimated sub-lease receipts. Approximately $414,000 has been paid by the Company to the lessor through September 30, 2002, leaving a balance of $373,000.

On June 24, 2002 the Company announced that the U.S. Federal Trade Commission (“FTC”) had voted to seek to block Cytyc’s proposed acquisition of Digene Corporation (“Digene”). The five-member commission authorized the staff to seek a court order to prevent the acquisition from being consummated. On June 30, 2002, the merger agreement was terminated and, accordingly, the Company expensed approximately $6.1 million in prepaid acquisition costs during the second quarter of 2002.

(5)	Stock Repurchase Program

In July 2002, the Company’s Board of Directors authorized an additional $50,000,000 of repurchase authority under the Company’s five-year stock repurchase program established in January 2002. At that time, the Board of Directors also authorized the Company to repurchase under the program additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options. Accordingly, the aggregate amount of the Company’s common stock authorized for repurchase under the program is $100,000,000, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options. As of September 30, 2002, the Company had repurchased 5,264,843 shares under the program, with an aggregate cost of approximately $50,235,000. As of September 30, 2002, all of the 5,264,843 repurchased common shares were held in treasury.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. The Company’s ThinPrep® System consists of the ThinPrep Processor, and related disposable reagents, filters and other supplies. The Company has marketed the ThinPrep System for use in non-gynecological testing applications since 1991. On May 20, 1996, the Company received premarket approval (“PMA”) from the United States Food and Drug Administration (“FDA”) to market the ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. On November 6, 1996, the FDA cleared expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. The expanded labeling also indicates that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. On February 25, 1997, the FDA approved the Company’s PMA Supplement Application for use of a combination of an endocervical brush and spatula sampling devices with the ThinPrep Pap Test. These sampling devices are a commonly used method of collecting samples for conventional Pap smears.

On September 4, 1997, the FDA approved the Company’s PMA Supplement Application for the testing for the human papillomavirus (“HPV”) directly from a single vial of patient specimen collected in ThinPrep solution using the Hybrid Capture HPV DNA Assay of Digene Corporation (“Digene”). In March 1999, the FDA approved the use of Digene’s Hybrid Capture II HPV DNA Assay from a single vial of patient specimen collected in ThinPrep solution.

The Company commenced the full-scale commercial launch of the ThinPrep System for cervical cancer screening in the United States in 1997 and in selected international markets in 1998. In May 2000, the FDA approved the Company’s PMA Supplement Application to market the ThinPrep® 3000 Processor, the Company’s processor for automated batch sample preparation. In August 2001, the FDA approved the Company’s PMA Supplement Application for the inclusion of data in the Company’s marketing materials describing the detection of High-Grade Squamous Intraepithelial Lesions with the ThinPrep Pap Test. In January 2002, the Company submitted a PMA Application to the FDA for the ThinPrep Imaging System to aid in cervical cancer screening. In

June 2002, the FDA approved the Company’s PMA Supplement Application to allow for testing for Chlamydia Trachomatis (“CT”) and Neisseria Gonorrhea (“NG”) directly from the ThinPrep Pap Test vial using Roche Diagnostics Corporation’s (“RDC”) COBAS AMPLICOR™ automated system.

Prior to 2000, the Company incurred substantial losses, principally from expenses associated with obtaining FDA approval of the Company’s ThinPrep System for cervical cancer screening, engineering and development efforts related to the ThinPrep 2000 Processor, ThinPrep 3000 Processor and ThinPrep Imaging System, expansion of the Company’s manufacturing facilities and the establishment of a marketing and sales organization. The Company may experience losses in the future as it expands its domestic and international marketing and sales activities and continues its product development efforts. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results may fluctuate significantly from quarter to quarter in the future depending on a number of factors, including the extent to which the Company’s products continue to gain market acceptance, the rate and size of expenditures incurred as the Company expands its domestic and international sales and distribution networks, the timing and level of reimbursement for the Company’s products by third-party payors, and other factors, many of which are outside the Company’s control.

On November 30, 2001, the Company acquired Pro Duct Health, Inc. (“Pro Duct”), a medical device manufacturer in Menlo Park, California. Following its acquisition of Pro Duct, the Company introduced the FirstCyte™ Breast Test, which uses proprietary ductal lavage technology acquired from ProDuct to aid in breast cancer risk assessment. The FirstCyte Breast Test is currently used for women who are at high risk for breast cancer and will allow the detection of atypical changes in cells lining the milk ducts, where an estimated 95 percent of all breast cancers originate. The Company’s existing ThinPrep System can serve as a laboratory platform for the FirstCyte Breast Test.

As part of its acquisition of Pro Duct, the Company entered into a lease for a 35,000 square feet facility in November 2001. The lease of this facility terminates on April 30, 2003. In connection with the acquisition, the Company committed to a plan to abandon the leased facilities and did so on April 1, 2002, with the exception of 3,500 square feet of office space. The remaining 3,500 square feet was abandoned on September 30, 2002. The Company has subleased all but 3,500 square feet of this office space to third parties for the remainder of the lease term. The Company had accrued approximately $787,000 at December 31, 2001 for the abandonment of the leased facility, representing the present value of future minimum lease payments less estimated sub-lease receipts. Approximately $414,000 has been paid by the Company to the lessor through September 30, 2002, leaving a net balance of $373,000.

The cost of the ThinPrep® Pap Test™, plus a laboratory mark-up, is generally billed by laboratories to third-party payors and results in a higher reimbursement amount for the ThinPrep Pap Test than the current reimbursement paid for conventional Pap tests. Successful sales of the ThinPrep System for cervical cancer screening in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, Medicare and Medicaid and foreign governmental agencies. Although many health insurance companies have added the ThinPrep Pap Test to their coverage, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method or other methods.

Since January 1, 1998, the Company’s laboratory customers have been able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the Center for Medicare and Medicaid Services (“CMS”) using a newly assigned Common Procedure Technology (“CPT”) code specifically for liquid-based monolayer cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association, and are used in the submission of claims to third-party payors for reimbursement for medical services. CMS has established a national fee of $28 for the CPT codes describing the ThinPrep Pap Test. This reimbursement level is nearly double the current level of reimbursement for the conventional Pap smear.

The Company’s direct sales force is actively working with current laboratory customers and health insurance companies to facilitate reimbursement under the CPT code. As of September 30, 2002, based on information provided to the Company, the Company believes that all of the 384 health insurance companies which announced coverage of the ThinPrep Pap Test have implemented the CPT code and have established a reimbursement amount. There are approximately six hundred managed care organizations and other third party payors in the United States. There can be no assurance, however, that reimbursement levels under the CPT code will be adequate.

In January 2001, the Company entered into an agreement with Digene, exclusive in the United States and Puerto Rico, to co-promote the benefits of testing for HPV using Digene’s Hybrid Capture® II HPV DNA Assay directly from the ThinPrep collection vial. The companies expect that the co-promotion program will focus on promoting Digene’s HPV DNA test, using the residual material in ThinPrep collection vials, as the preferred patient management strategy for borderline cytology results.

On June 24, 2002 the Company announced that the FTC had voted to seek to block Cytyc’s proposed acquisition of Digene. The five-member commission authorized the staff to seek a court order to prevent the acquisition from being consummated. On June 30, 2002, the merger agreement was terminated and, accordingly, the Company expensed approximately $6.1 million in prepaid acquisition costs.

On September 24, 2002, the Company terminated its exclusive agreement with RDC to co-promote the benefits of using RDC’s COBAS AMPLICOR™ automated system to test for chlamydia and gonorrhea directly from the ThinPrep Pap Test vial. The decision to terminate this arrangement was based in part on requests from lab customers for alternative options and testing platforms. The Company is actively pursuing new strategic partners to make the ThinPrep platform available for other diagnostic tests.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Net sales increased to $58.5 million in the third quarter of 2002 from $57.2 million for the same period of 2001, an increase of 2%. The increase was primarily due to increased international sales of the Company’s ThinPrep Pap Test for cervical cancer screening. Gross profit was consistent at $46.8 million in both the third quarter of 2002 and the same period of 2001 and the gross margin decreased to 80% in the third quarter of 2002 from 82% for the same period of 2001. The decrease related primarily to a larger percentage of sales in the third quarter of 2002 to international customers which have lower average selling prices.

Total operating expenses increased to $25.1 million in the third quarter of 2002 from $23.9 million for the same period of 2001, an increase of 5%. Research and development costs decreased to $3.2 million in the third quarter of 2002 from $5.4 million for the same period of 2001, a decrease of 41%, primarily as a result of decreased engineering costs associated with the Company’s ThinPrep Imaging System development activities. The Company expects to continue its expenditures in 2002 for research and development to fund follow-on studies of the FirstCyte Breast Test, as well as follow-on products and additional applications of Thin Prep technology including the ThinPrep Imaging System. Sales and marketing costs increased to $15.3 million in the third quarter of 2002 from $14.5 million for the same period of 2001, an increase of 6%. This increase primarily reflects U.S. sales force personnel and related costs to develop the market and customer base for the FirstCyte Breast Test. The Company expects that sales and marketing costs will increase in succeeding quarters as a result of increased expenditures for personnel and marketing programs. General and administrative costs increased to $6.6 million in the third quarter of 2002 from $4.0 million for the same period of 2001, an increase of 65%, primarily due to increased personnel costs, legal and professional fees, and general expansion of infrastructure departments to support the Company’s growth.

Interest income decreased to $1.0 million in the third quarter of 2002 from $1.4 million for the same period of 2001, a decrease of 33%, due primarily to lower interest rates.

The Company estimated that its effective tax rate for the three months ended September 30, 2002 was 38%. The effective tax rate represents the Company’s estimate of the rate expected to be applicable for the full fiscal year. The Company’s tax rate for the three months ended September 30, 2001 was 26%, due primarily to the effect of net operating loss carryforwards, the application of the federal alternative minimum tax and certain state minimum taxes.

Nine Months Ended September 30, 2002 and 2001

Net sales increased to $169.8 million in the first nine months of 2002 from $157.7 million for the same period of 2001, an increase of 8%. The increase was primarily due to increased sales of the Company’s ThinPrep Pap Test for cervical cancer screening in the United States. Gross profit increased to $134.1 million in the first nine months of 2002 from $129.0 million for the same period of 2001, an increase of 4%. The gross margin decreased to 79% in the first nine months of 2002 as compared to 82% for the same period of 2001, primarily due to lower average selling prices in the first quarter of 2002 due to sales promotion discounts and to a lesser extent a larger percentage of total revenue with international customers who have lower average selling prices.

Total operating expenses increased to $88.0 million in the first nine months of 2002 from $69.3 million for the same period of 2001, an increase of 27%. Excluding costs related to the terminated Digene merger of $6.1 million, total operating expenses would have increased 18%. Research and development costs decreased to $11.9 million in the first nine months of 2002 from $15.4 million for the same period of 2001, a decrease of 23%, primarily as a result of lower engineering costs associated with the Company’s ThinPrep Imaging System development activities. The Company expects to continue its expenditures in 2002 for research and development to fund follow-on studies of the FirstCyte Breast Test, as well as follow-on products and additional applications of Thin Prep technology including the ThinPrep Imaging System. Sales and marketing costs increased to $51.1 million in the first nine months of 2002 from $42.8 million for the same period of 2001, an increase of 19%. This increase primarily reflects expenses associated with expansion in international subsidiaries and U.S. sales force meeting, travel and personnel costs to develop the market and customer base for the FirstCyte Breast Test. General and administrative costs increased to $18.9 million in the first nine months of 2002 from $11.0 million for the same period of 2001, an increase of 72%, primarily due to a combination of increased personnel costs and professional fees in the Company’s infrastructure departments, which grew to support the Company.

On June 24, 2002 the Company announced that the FTC had voted to seek to block Cytyc’s proposed acquisition of Digene. The five-member commission authorized the staff to seek a court order to prevent the acquisition from being consummated. On June 30, 2002, the merger agreement was terminated and, accordingly, the Company expensed approximately $6.1 million in prepaid acquisition costs during the second quarter of 2002.

Interest income decreased to $2.7 million in the first nine months of 2002 from $4.2 million for the same period of 2001, a decrease of 35%, due primarily to lower interest rates. The Company also recorded $3.1 million during the first nine months of 2001 as other income relating to the settlement of certain litigation. The settlement consisted of cash and stock. The stock has been recorded at the discounted value of its guaranteed price two years from the date of the settlement.

The Company estimated that its effective tax rate for the nine months ended September 30, 2002 was 38%. The effective tax rate represents the Company’s estimate of the rate expected to be applicable for the full fiscal year. The Company’s tax rate for the nine months ended September 30, 2001 was 26%, due primarily to the effect of net operating loss carryforwards, the application of the federal alternative minimum tax and certain state minimum taxes.

Liquidity and Capital Resources

Prior to generating positive cash flows for operations the Company had funded its operations primarily through the private placement and public sale of equity securities and exercise of stock options and warrants aggregating $204.7 million, net of offering expenses. At September 30, 2002, the Company had cash, cash equivalents and short-term investments of $174.1 million. Cash provided by the Company’s operations was $61.0 million and $64.0 million during the first nine months of 2001 and 2002, respectively, primarily as a result of net income generated in each period and a decrease in accounts receivable in the 2002 period. Net accounts receivable decreased by $15.5 million to $34.7 million during the first nine months of 2002 due to more consistent customer ordering patterns and improved collections. Net inventories increased $0.7 million from December 31, 2001 to September 30, 2002 due primarily to increased raw materials to support production of the Thin Prep 3000 Processor and future production of the ThinPrep Imaging System.

The Company’s investing activities used cash of $36.8 million and $43.0 million during the first nine months of 2001 and 2002, respectively. The Company’s investing activities included capital expenditures for the nine months ended September 30, 2001 and 2002 of $5.5 million and $4.7 million, respectively. The Company’s investing activities utilized cash of $30.5 million and $37.6 million for the net purchases of short-term investments for the first nine months of 2001 and 2002, respectively.

The Company’s financing activities generated cash of $8.0 million during the first nine months of 2001 and used cash of $40.1 million in the first nine months of 2002. The Company’s financing activities in 2001 consisted primarily of proceeds from the exercise of stock options, whereas in 2002 they consisted primarily of the repurchase of $50.2 million of Company common stock with cash, partially offset by proceeds from the exercise of common stock options.

The Board of Directors has authorized, in the aggregate, up to $100 million for the repurchase of shares of the Company’s common stock, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options.

The disclosure of payments the Company has committed to make under contractual obligations is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. There have been no material changes to the Company’s contractual obligations since December 31, 2001.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop its marketing and sales capabilities, both domestic and international, the extent to which such activities generate market acceptance and demand for the ThinPrep System for cervical cancer screening and additional applications of its ThinPrep technology, including the FirstCyte Breast Test for breast cancer risk assessment acquired from Pro Duct. The Company’s liquidity and capital requirements will also depend upon the progress of the Company’s research and development programs to develop follow-on products including the FirstCyte Breast Test acquired from Pro Duct, the receipt of and the time required to obtain regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. In addition, the Company’s capital requirements will depend on the extent of potential liabilities, if any, and costs associated with any future acquisitions and/or litigation. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

Critical Accounting Policies

The Company considered the disclosure requirements of Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, and FRR No. 61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Recent Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Certain Factors Which May Affect Future Results

The forward looking statements in this Quarterly Report on Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s operating results and financial condition have varied and may vary significantly in the future depending on a number of factors.

Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding management’s expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance and potential savings to the health care system, management’s assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. The Company’s risk factors include risks associated with its dependence on a limited number of products, uncertainty of FDA approval and market acceptance and the additional cost related thereto, limited marketing and sales experience, uncertainties involving the Company’s co-promotion arrangements with third parties, dependence on timely and adequate levels of third-party reimbursement, a limited number of customers and a lengthy sales process, a limited operating history, risks associated with acquisitions including diversion of management’s attention from other important business concerns, use of significant amounts of cash, potential dilutive issuances of equity securities, incurrence of debt or amortization expenses related to certain intangible assets, future impairment charges related to diminished fair value of businesses acquired as compared to their net book value, difficulties associated with assimilating and integrating the personnel, operations and technologies of the acquired companies, failure to retain key personnel, loss of key customers, customer dissatisfaction or performance problems with the acquired company, the costs associated with the integration of acquired operations and assumption of unknown liabilities, management of growth, intense competition, potential fluctuations in future quarterly results, limited foreign sales capabilities, uncertainty of additional applications, dependence on key personnel, dependence on protection of patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement and dependence on single source suppliers. Such factors, among other risks detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission, may have a material adverse effect upon the Company’s business, financial condition and results of operations. Because of these and other factors, past financial performance should not be considered an indication of future performance.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.    The Company does not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, or derivative commodity instruments. All of the Company’s investments are in short-term, investment-grade commercial paper, corporate bonds, certificates of deposit and U.S. Government and agency securities that are carried at fair value on the Company’s books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.    The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s business outside the United States is conducted in local currency transactions. The Company has no foreign exchange contracts, option contracts, or other foreign hedging arrangements. However, the Company estimates that any market risk associated with its foreign operations is not significant and is unlikely to have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 4.    Controls and Procedures

(a)
Disclosure Controls and Procedures.    Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely notification to them of information required to be disclosed by the Company in its SEC reports and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Internal Controls.    There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

99.1*
Certification of Patrick J. Sullivan, Chief Executive Officer and President of Cytyc Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*
Certification of Robert L. Bowen, Vice President and Chief Financial Officer of Cytyc Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(b) Reports on Form 8-K

There were three reports on Form 8-K filed by the Company for the quarter ended September 30, 2002.

On July 1, 2002, the Company filed a current report on Form 8-K announcing the termination of the Company’s merger agreement with Digene. A copy of the Company’s press release announcing the termination was attached and incorporated by reference therein.

On August 6, 2002, the Company filed a current report on Form 8-K announcing an increase in its stock repurchase program which was previously announced on January 31, 2002. A copy of the Company’s press release announcing the increase in the program was attached and incorporated by reference therein.

On August 13, 2002, the Company filed a current report on Form 8-K furnishing to the SEC the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: November 12, 2002	By:	/s/ ROBERT L. BOWEN

Robert L. Bowen
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

	By:	/s/ LESLIE TESO-LICHTMAN

Leslie Teso-Lichtman
Vice President & Controller

CERTIFICATIONS

I, Patrick J. Sullivan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Cytyc Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ PATRICK J. SULLIVAN

Patrick J. Sullivan
Chief Executive Officer and President

I, Robert L. Bowen, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Cytyc Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ ROBERT L. BOWEN

Robert L. Bowen
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1*
Certification of Patrick J. Sullivan, Chief Executive Officer and President of Cytyc Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*
Certification of Robert L. Bowen, Vice President and Chief Financial Officer of Cytyc Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith