Form 10-Q
period 2003-03-31
CYTYC CORP
filed 2003-05-13
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of May 6, 2003 was 112,116,040.

Total Number of Pages: 18

Exhibit index located on page 18

CYTYC CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,119	$39,251
Investment securities	127,880	124,493
Accounts receivable, net of allowance of $2,119 and $2,103 at March 31, 2003 and December 31, 2002, respectively	39,741	34,066
Inventories	12,373	11,012
Prepaid expenses and other current assets	4,131	2,046

Total current assets	229,244	210,868

Property and equipment, net	28,289	27,281

Intangible assets:
Patented technology, net of accumulated amortization of $230 and $227 at March 31, 2003 and December 31, 2002, respectively	200	203
Developed technology and know-how, net of accumulated amortization of $1,949 and $1,583 at March 31, 2003 and December 31, 2002, respectively	17,051	17,417
Goodwill	91,097	91,097

Total intangible assets	108,348	108,717

Deferred tax assets, net	6,768	8,343
Other assets, net	3,698	6,417

Total assets	$376,347	$361,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,708	$7,106
Accrued expenses	35,052	26,711
Deferred revenue	1,284	2,768

Total current liabilities	44,044	36,585

Non-current liabilities	70	313
Stockholders’ equity:
Preferred stock, $.01 par value— Authorized—5,000,000 shares No shares issued or outstanding	—	—
Common stock, $.01 par value— Authorized—200,000,000 shares Issued—123,597,425 and 123,179,055 shares in 2003 and 2002, respectively Outstanding—112,712,548 and 113,555,378 shares in 2003 and 2002, respectively	1,236	1,232
Additional paid-in capital	395,024	392,253
Treasury stock, at cost: 10,884,877 and 9,623,677 in 2003 and 2002, respectively	(108,340)	(92,717)
Deferred compensation	(239)	(240)
Accumulated other comprehensive income	1,375	776
Retained earnings	43,177	23,424

Total stockholders’ equity	332,233	324,728

Total liabilities and stockholders’ equity	$376,347	$361,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$72,620	$68,035
Cost of sales	12,367	12,610

Gross profit	60,253	55,425

Operating expenses:
Research and development	2,955	4,190
Sales and marketing	18,908	17,084
General and administrative	6,069	6,715

Total operating expenses	27,932	27,989

Income from operations	32,321	27,436
Other income, net:
Interest income	728	899
Other (expense) income	(112)	49

Total other income, net	616	948

Income before provision for income taxes	32,937	28,384
Provision for income taxes	13,183	10,786

Net income	$19,754	$17,598

Net income per common and potential common share:
Basic	$0.17	$0.14

Diluted	$0.17	$0.14

Weighted average common and potential common shares outstanding:
Basic	113,418	121,780
Diluted	115,305	126,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2003	2002
Cash flows from operating activities:
Net income	$19,754	$17,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,071	1,711
Provision for doubtful accounts	(16)	175
Amortization of warrant	—	605
Compensation expense related to issuance of stock to directors, executives and non-employee awards	465	241
Compensation expense related to stock options assumed in acquisition	7	133
Change in deferred tax asset	658	5,285
Tax benefit from exercise of stock options	853	4,299
Changes in assets and liabilities, excluding effects of acquisition:
Accounts receivable	(5,509)	(9,290)
Inventories	(1,325)	785
Prepaid expenses and other current assets	(2,082)	(4,040)
Accounts payable	578	(705)
Accrued expenses	8,561	2,961
Deferred revenue	(1,488)	639

Net cash provided by operating activities	22,527	20,397

Cash flows from investing activities:
Decrease (increase) in other assets	2,285	(456)
Purchases of property and equipment	(2,689)	(1,647)
Purchases of investments securities	(50,424)	(40,533)
Proceeds from sale of investments securities	47,747	34,987

Net cash used in investing activities	(3,081)	(7,649)

Cash flows from financing activities:
Purchase of treasury shares	(15,623)	—
Proceeds from exercise of stock options	1,451	7,393

Net cash (used in) provided by financing activities	(14,172)	7,393

Effect of exchange rate changes on cash	594	(316)

Net increase in cash and cash equivalents	5,868	19,825
Cash and cash equivalents, beginning of period	39,251	71,928

Cash and cash equivalents, end of period	$45,119	$91,753

Supplemental disclosure of non-cash items:
Unrealized holding gain (loss) on investment securities	$268	$(269)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Cytyc Corporation and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The notes and accompanying condensed consolidated financial statements are unaudited. The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items. The interim periods are not necessarily indicative of the results expected for the full year or any future period.

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Investment Securities

Investment securities consist of U.S. government securities, corporate bonds, commercial paper and certificates of deposit as well as a common stock investment in a publicly traded company. At March 31, 2003, the Company’s available-for-sale debt securities had contractual maturities that expire at various dates through February 2005. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At March 31, 2003 and December 31, 2002, the cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows:

	Cost	Gross Unrealized Holding Gains	Fair Value
	(in thousands)
March 31, 2003 Available-for-sale securities U.S. government and agency securities (average maturity of 6.1 months)	$87,360	$123	$87,483
Corporate bonds (average maturity of 12.8 months)	33,651	154	33,805
Commercial paper (average maturity of 1.5 months)	899	—	899
Certificates of deposit (average maturity of 2.1 months)	5,006	7	5,013
Common stock	442	238	680

	$127,358	$522	$127,880

December 31, 2002 Available-for-sale securities U.S. government and agency securities (average maturity of 3.4 months)	$86,431	$180	$86,611
Corporate bonds (average maturity of 8.5 months)	31,898	60	31,958
Commercial paper (average maturity of 4.5 months)	895	—	895
Certificate of deposit (average maturity of 5.1 months)	5,015	14	5,029

	$124,239	$254	$124,493

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

(3)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	December 31,
	2003	2002
	(in thousands)
Raw material and work-in-process	$7,745	$7,388
Finished goods	4,628	3,624

	$12,373	$11,012

(4)	Accounting For Goodwill And Other Intangible Assets

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, became effective, which requires that goodwill and intangible assets with indefinite lives no longer be amortized but, instead, be measured for impairment at least annually, or whenever events indicate that there may be an impairment. Other identifiable intangible assets continue to be amortized over their estimated useful lives and reviewed for impairment if circumstances warrant. Based on the annual impairment review during 2002, it was determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. There are no indicators requiring further impairment review as of March 31, 2003.

Amortization expense related to identifiable intangible assets that will continue to be amortized in the future was approximately $368,000 for the three months ended March 31, 2003 and 2002, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

Amount
(in thousands)
Remaining nine months ending December 31, 2003	$1,102
Year ending December 31, 2004	1,470
Year ending December 31, 2005	1,470
Year ending December 31, 2006	1,470
Year ending December 31, 2007	1,470
Year ending December 31, 2008	1,470
Thereafter	8,799

Total	$17,251

(5)	Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the three months ended March 31, 2003 and 2002 are as follows:

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

	Three Months Ended
	March 31,
	2003	2002
	(in thousands)
Balance, beginning of year	$1,923	$699
New warranties	19	145
Payments	(280)	(154)
Adjustments	—	24

Balance, March 31	$1,662	$714

(6)	Income Taxes

The Company estimated that its effective tax rate for the three months ended March 31, 2003 was 40%. The effective tax rate represents the Company’s estimate of the rate expected to be applicable for the full fiscal year. The Company’s tax rate for the three months ended March 31, 2002 was 38%, which was lower due primarily to the effect of research and development credits.

(7)	Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three months ended March 31, 2003 and 2002.

	Three Months Ended
	March 31,
	2003	2002
	(in thousands)
Basic weighted average common shares outstanding	113,418	121,780
Dilutive effect of assumed exercise of stock options	1,887	4,237

Diluted weighted average common shares outstanding	115,305	126,017

Diluted weighted average common shares outstanding excludes 11,944,092 and 4,463,191 potential common shares from stock options outstanding for the three months ended March 31, 2003 and 2002, respectively, as their exercise price was higher than the average price of our common stock during the period and their effect would be anti-dilutive.

(8)	Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company has elected to continue to use the intrinsic value-based method to account for employee stock option awards under the provisions of Accounting Principles Board Opinion (“APB”) No. 25 and provides disclosures based on the fair value method in the notes to the financial statements as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, pro forma net income and net income per share would have been:

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

	Three Months Ended
	March 31,
	2003	2002
	(in thousands, except per share data)
Net income, as reported	$19,754	$17,598
Assumed stock compensation cost, net of tax	13,197	14,475

Pro forma net income	$6,557	$3,123

Net income per common and potential common share:
Basic — as reported	$0.17	$0.14

Basic — pro forma	$0.06	$0.03

Diluted — as reported	$0.17	$0.14

Diluted — pro forma	$0.06	$0.02

The weighted average fair market value of the stock options granted during the three months ended March 31, 2003 and 2002, as of the grant date, was $8.85 and $17.73, respectively.

The underlying assumptions used in the Black-Scholes model are as follows:

	March 31,
	2003	2002
Risk-free interest rate	2.99%	4.46%
Expected dividend yield	—	—
Expected lives	5.30	5.00
Expected volatility	94%	92%

(9)	Comprehensive Income

Comprehensive income for the three months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended
	March 31,
	2003	2002
	(in thousands)
Net income	$19,754	$17,598
Other comprehensive income:
Unrealized gains (losses) on investment securities, net of tax	162	(269)
Foreign currency translation adjustments, net of tax	437	(316)

Comprehensive income	$20,353	$17,013

(10)	Stock Repurchase Program

The Company has established a stock repurchase program, with authority to spend up to $150,000,000, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options. As of March 31, 2003, the Company had repurchased 10,884,877 shares under the program, with an aggregate cost of approximately $108,340,089, of which 1,261,200 shares were repurchased during the three months ended March 31, 2003 for cash of $15,622,834. As of March 31, 2003, all of the 10,884,877 repurchased common shares were held in treasury.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our annual report on Form 10-K for the year ended December 31, 2002. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q.

Overview

Cytyc designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. Our ThinPrep® System allows for the automated preparation of cervical cell specimens on microscope slides for use in cervical cancer screening, as well as for the automated preparation of other cell specimens on microscope slides for use in general, non-gynecological testing applications. The ThinPrep System, which was cleared for marketing as a replacement for the conventional Pap smear method for cervical cancer screening by the United States Food and Drug Administration (“FDA”) in 1996, is designed to reduce the incidence of false negative diagnoses, improve slide quality, reduce inconclusive and inadequate slide samples and enable a single sample to be used for additional diagnostic testing.

In 2002, we introduced the FirstCyte™ Breast Test, which is currently used as a risk assessment tool for women who are at high risk for breast cancer. The test detects atypical changes in cells lining the milk ducts, where an estimated 95 percent of all breast cancers originate. By identifying high risk women who are harboring atypical ductal epithelial cells and who are apparently at highest risk for developing breast cancer, the FirstCyte Breast Test assists in decision making about appropriate preventative measures and enables doctors to move to a paradigm of predicting and preventing breast cancer, rather than the current paradigm of detection and treatment. Our existing ThinPrep System can serve as a laboratory platform for preparing the cell sample from the FirstCyte Breast Test, which is a form of general cytology screening.

We are currently awaiting final FDA approval for our ThinPrep® Imaging System, following receipt of an “Approvable” letter from the FDA in December 2002. The ThinPrep Imaging System is an interactive computer system that will assist cytotechnologists in the primary screening and diagnosis of ThinPrep® Pap Test slides. The system combines imaging technology to identify diagnostic fields of interest with an automated microscope to facilitate locating these fields. The Approvable letter stated that the ThinPrep Imaging System is approvable subject to the FDA’s inspection of our manufacturing facility. This inspection was successfully completed during the first quarter of 2003. We plan to launch the ThinPrep Imaging System following receipt of final FDA approval.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We continuously evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of long-lived assets, deferred taxes and the allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition. Our revenue recognition policy is significant because revenue is a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. For example, revenue is not recognized from sales transactions unless the collection of the resulting receivable is reasonably assured. We assess the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If it is determined that collection is not reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. Additionally, we do not recognize revenue from sales of processors when we have an obligation to perform installation and training which is deemed to be critical to the functionality of the processor (e.g. due to FDA requirements) until completion of the required installation and training. In instances where installation and training are not deemed to be critical to the functionality of the processor, we estimate and accrue the cost to provide such installation and training and recognize those costs when the related revenue is recognized. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

Valuation of Long-Lived Assets and Deferred Taxes. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method. No such impairment charges have been recorded to date. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we are required to perform an impairment review annually, or earlier if indicators of potential impairment exist. Based on our annual impairment review during 2002, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. We have determined that there are no indicators requiring further impairment review as of March 31, 2003. At March 31, 2003, we have $108.3 million of intangible assets, of which $91.1 million represents goodwill. An impairment to our intangible assets could result in a material, non-cash expense in our consolidated statement of income. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates, and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income.

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

The above list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2002, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Net sales increased to $72.6 million in the first quarter of 2003 from $68.0 million for the same period of 2002, an increase of 7%. The increase was primarily due to improved average pricing levels of our ThinPrep Pap Test for cervical cancer screening in the United States, which offset lower unit volume, and increased international sales, which accounted for 10% of net sales. International sales were positively impacted by favorable foreign exchange rates. Gross profit was $60.3 million in the first quarter of 2003, compared to $55.4 million for the same period of 2002, and the gross margin increased to 83% in the first quarter of 2003 from 81% for the same period of 2002. The increase related primarily to favorable pricing along with positive foreign exchange rates.

Total operating expenses decreased slightly to $27.9 million in the first quarter of 2003 from $28.0 million for the same period of 2002, a decrease of less than 1%, as lower research and development and general and administrative costs were offset by increased sales and marketing costs. Specifically, research and development costs decreased to $3.0 million in the first quarter of 2003 from $4.2 million for the same period of 2002, a decrease of 29%, primarily as a result of decreased engineering costs associated with our ThinPrep Imaging System development activities. Sales and marketing costs increased to $18.9 million in the first quarter of 2003 from $17.1 million for the same period of 2002, an increase of 11%. This increase primarily reflects additional costs to expand the market and customer base for the ThinPrep Pap Test on a worldwide basis, as well as the impact of the weaker U.S. dollar on worldwide expenditures. General and administrative costs decreased to $6.1 million in the first quarter of 2003 from $6.7 million for the same period of 2002, a decrease of 10%, primarily due to increased expenditures incurred in the first quarter of 2002 in anticipation of the merger with Digene Corporation, which was ultimately terminated in June 2002.

Interest income decreased to $0.7 million in the first quarter of 2003 from $0.9 million for the same period of 2002, a decrease of 19%, due primarily to lower interest rates.

We estimated that our effective tax rate for the three months ended March 31, 2003 was 40%. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. Our tax rate for the three months ended March 31, 2002 was 38%, which was lower due primarily to the effect of research and development credits.

Liquidity and Capital Resources

At March 31, 2003, we had cash, cash equivalents and investment securities totaling $173.0 million. Cash provided by operations was $22.5 million during the first three months of 2003, compared to $20.4 million during the first three months of 2002, primarily as a result of improved operating results in 2003.

Our investing activities used cash of $3.1 million during the first three months of 2003, compared to $7.6 million during the first three months of 2002. These investing activities included capital expenditures of $2.7 million during the first three months of 2003, which included the purchase of machinery and office equipment for our new distribution center in Methuen, Massachusetts. At the same time, we invested cash of $2.7 million during the first three months of 2003 for the net purchases of investment securities, compared to $5.5 million of such net investment purchases during the first three months of 2002.

Our financing activities during the first three months of 2003 used cash of $14.2 million, primarily related to the repurchase of 1.3 million shares of our common stock for cash of $15.6 million, partially funded by proceeds from the exercise of common stock options of $1.5 million. Our financing activities during the first three months of 2002 generated cash of $7.4 million related to proceeds from the exercise of stock options.

There were no material changes to our contractual cash obligations during the quarter from those described in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

We expect that our cash and cash equivalents, investment securities and cash flows from operating activities will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments, tax payments and other strategic initiatives.

Certain Factors Which May Affect Future Results

The forward-looking statements in this Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding management’s expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance, research and development plans, regulatory uncertainties, potential savings to the healthcare system, management’s assessment of market factors, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words. The factors listed under “Certain Factors Which May Affect Future Results” in our annual report on Form 10-K for the fiscal year ended December 31, 2002, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. All of our investments are in investment-grade commercial paper, corporate bonds, certificates of deposit and U.S. Government and agency securities, as well as common stock in a publicly traded company, which are carried at fair value on our books.

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents and investment securities is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our business outside the United States is conducted in local currency. We have no foreign exchange contracts, option contracts, or other foreign hedging arrangements. There can be no assurance that the costs associated with our foreign operations will not be affected by exchange fluctuations between the United States and the local currencies where we do business. We estimate that any market risk associated with our foreign operations is not significant and is unlikely to have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Controls and Procedures

(a)	Disclosure Controls and Procedures. Within the 90-day period prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely notification to them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

(b)	Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of their evaluation.

(c)	Effectiveness of Controls. Cytyc’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cytyc’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance. However, Cytyc’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Some inherent limitations in all control systems include the realities that (i) judgments in decision-making can be faulty; (ii) breakdowns can occur because of simple error or mistake; and (iii) controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.
3.2(1)	Amended and Restated By-Laws of Cytyc Corporation.
3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
4.1(3)	Specimen certificate representing the Common Stock.
4.2(4)

Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
10.1*#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003
99.1*	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Robert L. Bowen, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-19367).
(2)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q, filed August 14, 2000.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
*	Filed herewith.
#	Confidential treatment requested as to certain portions.

(b) Reports on Form 8-K

There were two reports on Form 8-K filed by Cytyc during the quarter ended March 31, 2003.

On January 17, 2003, we filed a current report on Form 8-K to disclose that our board of directors authorized an additional $50 million for our stock repurchase program. We filed the press release announcing this increase as an exhibit to such Form 8-K.

On March 5, 2003, we filed a current report on Form 8-K to disclose that the Scottish Cervical Screening Programme has selected the ThinPrep Pap Test as the new technology for total conversion of all cervical screening centers in Scotland. We filed the press release announcing this agreement as an exhibit to such Form 8-K.

Subsequent 8-K Filings

On April 23, 2003, we filed a current report on Form 8-K to disclose that we issued a press release announcing our earnings for the quarter ended March 31, 2003. A copy of the release was furnished as an exhibit pursuant to Item 12 under Item 9 of such Form 8-K.

On May 8, 2003, we filed a current report on Form 8-K to disclose that we issued a press release announcing a new agreement with Quest Diagnostics to market the ThinPrep® Pap Test. A copy of the release was filed as an exhibit to such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: May 13, 2003	By: /s/ Robert L. Bowen Robert L. Bowen Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Patrick J. Sullivan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cytyc Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/    Robert L. Bowen

Robert L. Bowen

Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.

3.2	(1)	Amended and Restated By-Laws of Cytyc Corporation.

3.3	(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.

4.1	(3)	Specimen certificate representing the Common Stock.

4.2	(4)

Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3	(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

10.1	*#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003

99.1	*	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	*	Certification of Robert L. Bowen, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-19367).
(2)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q, filed August 14, 2000.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
*	Filed herewith.
#	Confidential treatment requested as to certain portions.