Form 10-Q
period 2003-06-30
CYTYC CORP
filed 2003-08-08
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of August 4, 2003 was 109,672,970.

Total Number of Pages: 19

Exhibit index located on page 19

CYTYC CORPORATION

Part I    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,322	$39,251
Investment securities	87,935	124,493
Accounts receivable, net of allowance of $1,976 and $2,103 at June 30, 2003 and December 31, 2002, respectively	40,799	34,066
Inventories	12,864	11,012
Prepaid expenses and other current assets	4,129	2,046

Total current assets	211,049	210,868

Property and equipment, net	28,664	27,281

Intangible assets:
Patented technology, net of accumulated amortization of $232 and $227 at June 30, 2003 and December 31, 2002, respectively	198	203
Developed technology and know-how, net of accumulated amortization of $2,314 and $1,583 at June 30, 2003 and December 31, 2002, respectively	16,686	17,417
Goodwill	91,097	91,097

Total intangible assets	107,981	108,717

Deferred tax assets, net	5,712	8,343
Other assets, net	4,098	6,417

Total assets	$357,504	$361,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,344	$7,106
Accrued expenses	28,805	26,711
Deferred revenue	2,142	2,768

Total current liabilities	39,291	36,585

Non-current liabilities	66	313

Stockholders’ equity:
Preferred stock, $.01 par value— Authorized—5,000,000 shares No shares issued or outstanding	—	—
Common stock, $.01 par value— Authorized—200,000,000 shares Issued—123,876,026 and 123,179,055 shares in 2003 and 2002, respectively Outstanding—109,719,587 and 113,555,378 shares in 2003 and 2002, respectively	1,239	1,232
Additional paid-in capital	396,829	392,253
Treasury stock, at cost: 14,156,439 and 9,623,677 shares in 2003 and 2002, respectively	(142,826)	(92,717)
Deferred compensation	(178)	(240)
Accumulated other comprehensive income	1,540	776
Retained earnings	61,543	23,424

Total stockholders’ equity	318,147	324,728

Total liabilities and stockholders’ equity	$357,504	$361,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales	$76,688	$43,175	$149,308	$111,210
Cost of sales	15,208	11,326	27,575	23,936

Gross profit	61,480	31,849	121,733	87,274

Operating expenses:
Research and development	3,822	4,502	6,777	8,692
Sales and marketing	21,092	18,724	40,000	35,808
General and administrative	6,837	5,585	12,906	12,300
Expenses related to terminated merger	—	6,114	—	6,114

Total operating expenses	31,751	34,925	59,683	62,914

Income (loss) from operations	29,729	(3,076)	62,050	24,360
Other income, net:
Interest income	679	884	1,407	1,783
Other (expense) income	200	(312)	88	(263)

Total other income, net	879	572	1,495	1,520

Income (loss) before provision for income taxes	30,608	(2,504)	63,545	25,880
Provision (benefit) for income taxes	12,243	(952)	25,426	9,834

Net income (loss)	$18,365	$(1,552)	$38,119	$16,046

Net income (loss) per common and potential common share:
Basic	$0.17	$(0.01)	$0.34	$0.13

Diluted	$0.16	$(0.01)	$0.33	$0.13

Weighted average common and potential common shares outstanding:
Basic	111,069	122,676	112,244	122,228
Diluted	112,666	122,676	113,986	125,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net income	$38,119	$16,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,164	3,706
Provision for doubtful accounts	(127)	175
Amortization of warrant	—	1,185
Compensation expense related to issuance of stock to directors, executives and non-employee awards	460	365
Compensation expense related to stock options assumed in acquisition	14	257
Change in deferred tax asset	2,631	5,285
Tax benefit from exercise of stock options	1,411	5,377
Changes in assets and liabilities:
Accounts receivable	(6,176)	15,479
Inventories	(1,770)	(1,168)
Prepaid expenses and other current assets	(2,063)	(1,456)
Accounts payable	1,187	(982)
Accrued expenses	2,190	(4,154)
Deferred revenue	(634)	(20)

Net cash provided by operating activities	39,406	40,095

Cash flows from investing activities:
Decrease (increase) in other assets	2,369	(498)
Purchases of property and equipment	(4,722)	(3,567)
Purchases of investments securities	(65,817)	(63,216)
Proceeds from sale of investments securities	102,298	68,752

Net cash provided by investing activities	34,128	1,471

Cash flows from financing activities:
Purchase of treasury shares	(50,109)	—
Proceeds from exercise of stock options	2,127	9,021
Proceeds from issuance of shares under Employee Stock Purchase Plan	633	634

Net cash (used in) provided by financing activities	(47,349)	9,655

Effect of exchange rate changes on cash	(114)	1,306

Net increase in cash and cash equivalents	26,071	52,527
Cash and cash equivalents, beginning of period	39,251	71,928

Cash and cash equivalents, end of period	$65,322	$124,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

(1)	Basis of Presentation

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

Investment securities consist of U.S. government securities and corporate bonds. At June 30, 2003, the Company’s available-for-sale debt securities had contractual maturities at various dates through April 2005. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At June 30, 2003 and December 31, 2002, the cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows:

	Cost	Gross Unrealized Holding Gains	Fair Value
	(in thousands)
June 30, 2003
Available-for-sale securities
U.S. government and agency securities (average maturity of 6.7 months)	$54,586	$47	$54,633
Corporate bonds (average maturity of 11.6 months)	33,172	130	33,302

	$87,758	$177	$87,935

December 31, 2002
Available-for-sale securities
U.S. government and agency securities (average maturity of 3.4 months)	$86,431	$180	$86,611
Corporate bonds (average maturity of 8.5 months)	31,898	60	31,958
Commercial paper (average maturity of 4.5 months)	895	—	895
Certificate of deposit (average maturity of 5.1 months)	5,015	14	5,029

	$124,239	$254	$124,493

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

(Continued)

(3)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30,	December 31,
	2003	2002
	(in thousands)
Raw material and work-in-process.	$7,983	$7,388
Finished goods	4,881	3,624

	$12,864	$11,012

(4)	Accounting For Goodwill And Other Intangible Assets

Amortization expense related to identifiable other intangible assets that will continue to be amortized in the future was approximately $368,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately $735,000 for the six months ended June 30, 2003 and 2002, respectively. Estimated amortization expense related to other identifiable intangible assets that will continue to be amortized is as follows:

Amount
(in thousands)
Remaining six months ending December 31, 2003	$735
Year ending December 31, 2004	1,470
Year ending December 31, 2005	1,470
Year ending December 31, 2006	1,470
Year ending December 31, 2007	1,470
Year ending December 31, 2008	1,470
Thereafter	8,601

Total	$16,686

There are no indicators requiring further impairment review as of June 30, 2003 relative to either amortizing or non-amortizing intangibles.

(5)	Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended
	June 30,
	2003	2002
	(in thousands)
Balance, beginning of year	$1,923	$699
New warranties	92	480
Payments	(590)	(400)
Adjustments	—	601

Balance, June 30	$1,425	$1,380

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

(Continued)

(6)	Income Taxes

The Company estimated that its effective tax rate for the six months ended June 30, 2003 was 40%. The effective tax rate represents the Company’s estimate of the rate expected to be applicable for the full fiscal year. The Company’s tax rate for the six months ended June 30, 2002 was 38%, which was lower due primarily to the effect of research and development credits.

(7)	Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	111,069	122,676	112,244	122,228
Dilutive effect of assumed exercise of stock options	1,597	—	1,742	3,317

Diluted weighted average common shares outstanding	112,666	122,676	113,986	125,545

Diluted weighted average common shares outstanding for the three months ended June 30, 2003 and 2002 excludes 12,141,244 and 13,143,978 potential common shares, respectively, from stock options outstanding because the exercise prices of such stock options were higher than the average price of the Company’s common stock during the period and their effect would be anti-dilutive. Diluted weighted average common shares outstanding for the six months ended June 30, 2003 and 2002 excludes 12,042,440 and 9,562,648 potential common shares, respectively, from stock options outstanding because the exercise prices of such stock options were higher than the average price of common stock during the period and their effect would be anti-dilutive.

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

Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, pro forma net income (loss) and net income (loss) per share would have been:

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss), as reported	$18,365	$(1,552)	$38,119	$16,046
Assumed stock compensation cost, net of tax	13,331	12,764	26,528	27,239

Pro forma net income (loss)	$5,034	$(14,316)	$11,591	$(11,193)

Net income (loss) per common and potential common share:
Basic — as reported	$0.17	$(0.01)	$0.34	$0.13

Basic — pro forma	$0.05	$(0.12)	$0.10	$(0.09)

Diluted — as reported	$0.16	$(0.01)	$0.33	$0.13

Diluted — pro forma	$0.04	$(0.12)	$0.10	$(0.09)

The underlying assumptions used in the Black-Scholes model are as follows:

	June 30,
	2003	2002
Risk-free interest rate	2.91%	4.46%
Expected dividend yield	—	—
Expected lives	5.30	5.00
Expected volatility	94%	92%

(9)	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net income (loss)	$18,365	$(1,552)	$38,119	$16,046
Other comprehensive income:
Unrealized gains (losses) on investment securities, net of tax	(207)	220	(45)	(49)
Foreign currency translation adjustments, net of tax	372	1,622	809	1,306

Comprehensive income	$18,530	$290	$38,883	$17,303

(10)	Stock Repurchase Program

The Company has established a stock repurchase program, with authority to spend up to $200,000,000, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options. This reflects an increase of $50,000,000 in the total amount authorized for the repurchase of common stock, which was authorized by the board of directors in July 2003. As of June 30, 2003, the Company had repurchased 14,156,439 shares under the program, with an aggregate cost of approximately $142,826,095, of which 3,271,562 shares were repurchased during the three months ended June 30, 2003 for cash of $34,486,006 and 4,532,762 shares were repurchased during the six months ended June 30, 2003 for cash of $50,108,840. As of June 30, 2003, all of the 14,156,439 repurchased common shares were held in treasury.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

(Continued)

(11)	Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, revenues for contracts which contain multiple deliverables are allocated among the separate units based on their relative fair values. The provisions of EITF 00-21 are effective for contracts entered into in fiscal periods beginning after June 15, 2003 and any multiple element contracts will be evaluated under EITF 00-21 beginning on July 1, 2003. The provisions of EITF 00-21 are not expected to have a significant effect on the Company’s results of operations or financial position.

(12)	Commitments and Contingencies

On June 16, 2003, the Company filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s patents are invalid and not infringed by Cytyc’s ThinPrep® Imaging System. On June 17, TriPath Imaging, Inc. announced that it had filed a lawsuit against Cytyc Corporation in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. Because these litigation matters are in a preliminary stage, management is unable to express an opinion as to their likely outcome or an estimate of the possible loss or range of loss. Nevertheless, the Company believes that the claims against Cytyc are without merit and intends to vigorously defend this suit.

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

Overview

Cytyc designs, develops, manufactures and markets a sample preparation system for medical diagnostic applications. Our ThinPrep® System allows for the automated preparation of cervical cell specimens on microscope slides for use in cervical cancer screening, as well as for the automated preparation of other cell specimens on microscope slides for use in general, non-gynecological testing applications. The ThinPrep System, which was cleared for marketing as a replacement for the conventional Pap smear method for cervical cancer screening by the United States Food and Drug Administration (“FDA”) in 1996, is designed to reduce the incidence of false negative diagnoses, improve slide quality, reduce inconclusive and inadequate slide samples and enable a single collected patient sample to be used for additional diagnostic testing.

In 2002, we introduced the FirstCyte™ Breast Test, which is currently used as a risk assessment tool for women who are at high risk for breast cancer. The test detects atypical changes in cells lining the milk ducts, where an estimated 95 percent of all breast cancers originate. By identifying high risk women who are harboring atypical ductal epithelial cells and who are apparently at highest risk for developing breast cancer, the FirstCyte Breast Test assists in decision making about appropriate preventative measures and enables doctors to move to a paradigm of predicting and preventing breast cancer, rather than the current paradigm of detection and treatment. Our existing ThinPrep System can serve as a laboratory platform for preparing the cell specimen slide from the FirstCyte Breast Test, which is a form of general cytology screening.

In June 2003, we received FDA approval for our ThinPrep Imaging System. The ThinPrep Imaging System is an interactive computer system that will assist cytotechnologists in the primary screening and diagnosis of ThinPrep Pap Test slides. The system combines imaging technology to identify diagnostic fields of interest with an automated microscope to facilitate locating these fields. Shipment of the ThinPrep Imaging System began in June 2003 following the FDA approval.

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

Revenue recognition. Our revenue recognition policy is significant because revenue is a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. For example, revenue is not recognized from sales transactions unless the collection of the resulting receivable is reasonably assured. We assess the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If it is determined that collection is not reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. Additionally, we do not recognize revenue from sales of processors when we have an obligation to perform installation and training which is deemed to be critical to the functionality of the processor until completion of the required installation and training. In instances where installation and training are not deemed to be critical to the functionality of the processor, we estimate and accrue the cost to provide such installation and training and recognize those costs when the related revenue is recognized. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

Valuation of Long-Lived Assets and Deferred Taxes. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method. No such impairment charges have been recorded to date. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we are required to perform an impairment review annually, or earlier if indicators of potential impairment exist. Based on our annual impairment review during 2002, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. We have determined that there are no indicators requiring further impairment review as of June 30, 2003. At June 30, 2003, we have $108.0 million of intangible assets, of which $91.1 million represents goodwill. An impairment to our intangible assets could result in a material, non-cash expense in our consolidated statement of income. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

Net sales increased to $76.7 million in the second quarter of 2003 from $43.2 million for the same period of 2002, an increase of 78%. The increase was primarily due to higher shipment volume levels and, to a lesser extent, improved average pricing levels of our ThinPrep Pap Test for cervical cancer screening in the United States. The significant increase in shipment volume in the second quarter of 2003 as compared to the second quarter of 2002 was due primarily to changes in inventory management by some of our laboratory customers, which impacted their ordering patterns during 2002, as well as overall growth in market conversion to the ThinPrep Pap Test. Gross profit was $61.5 million in the second quarter of 2003, compared to $31.8 million for the same period of 2002, and the gross margin increased to 80% in the second quarter of 2003 from 74% for the same period of 2002. The increase related primarily to the increased volume of shipments of our higher margin ThinPrep Pap Test as well as overall favorable pricing.

Total operating expenses decreased to $31.8 million in the second quarter of 2003 from $34.9 million for the same period of 2002, a decrease of 9%, largely due to a one-time charge of $6.1 million in the second quarter of 2002 to write off costs related to the terminated merger with Digene Corporation. Research and development costs decreased to $3.8 million in the second quarter of 2003 from $4.5 million for the same period of 2002, a decrease of 15%, primarily as a result of lower engineering and regulatory costs associated with our ThinPrep Imaging System development activities. Sales and marketing costs increased to $21.1 million in the second quarter of 2003 from $18.7 million for the same period of 2002, an increase of 13%. This increase reflects higher marketing costs related, in part, to the launch of the ThinPrep Imaging System and additional costs to expand the market and customer base for the FirstCyte Breast Test domestically and the ThinPrep Pap Test on a worldwide basis, as well as the impact of the weaker U.S. dollar on worldwide expenditures. General and administrative costs increased to $6.8 million in the second quarter of 2003 from $5.6 million for the same period of 2002, an increase of 22%, largely due to increased business insurance expenditures.

Interest income decreased to $0.7 million in the second quarter of 2003 from $0.9 million for the same period of 2002, a decrease of 23%, due primarily to lower interest rates and a lower cash balance available for investment.

We estimated that our effective tax rate for the three months ended June 30, 2003 was 40%. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. Our tax rate for the three months ended June 30, 2002 was 38%, which was lower due primarily to the effect of research and development credits.

Six Months Ended June 30, 2003 and 2002

Net sales increased to $149.3 million in the six months ending June 30, 2003 from $111.2 million for the same period of 2002, an increase of 34%. The increase was primarily due to higher shipment volume levels and improved average pricing levels of our ThinPrep Pap Test for cervical cancer screening in the United States. The increase in shipment volume in the first two quarters of 2003 as compared to the same period of 2002 was due primarily to changes in inventory management by some of our laboratory customers, which impacted their ordering patterns during 2002, as well as overall growth in market conversion to the ThinPrep Pap Test. Gross profit was $121.7 million in the first two quarters of 2003, compared to $87.3 million for the same period of 2002, and the gross margin increased to 82% in the first two quarters of 2003 from 78% for the same period of 2002. The increase related primarily to the increased volume of shipments and favorable pricing of our higher margin ThinPrep Pap Test.

Total operating expenses decreased to $59.7 million in the first two quarters of 2003 from $62.9 million for the same period of 2002, a decrease of 5%, largely due to a one-time charge of $6.1 million in the second quarter of 2002 to write off costs related to the terminated merger with Digene Corporation. Research and development costs decreased to $6.8 million for the first two quarters of 2003 from $8.7 million for the same period of 2002, a decrease of 22%, primarily as a result of lower engineering and regulatory costs associated with our ThinPrep Imaging System development activities. Sales and marketing costs increased to $40.0 million in the first two quarters of 2003 from $35.8 million for the same period of 2002, an increase of 12%. This increase reflects higher marketing costs related, in part, to the launch of the ThinPrep Imaging System in the second quarter of 2003 and additional costs to expand the market and customer base for the FirstCyte Breast Test domestically and the ThinPrep Pap Test on a worldwide basis, as well as the impact of the weaker U.S. dollar on worldwide expenditures. General and administrative costs increased to $12.9 million in the first two quarters of 2003 from $12.3 million for the same period of 2002, an increase of 5%, largely due to increased business insurance expenditures.

Interest income decreased to $1.4 million in the first two quarters of 2003 from $1.8 million for the same period of 2002, a decrease of 21%, due primarily to lower interest rates and a lower cash balance available for investment.

We estimated that our effective tax rate for the six months ended June 30, 2003 was 40%. Our tax rate for the six months ended June 30, 2002 was 38%, which was lower due primarily to the effect of research and development credits.

Liquidity and Capital Resources

At June 30, 2003, we had cash, cash equivalents and investment securities totaling $153.3 million. Cash provided by operations was $39.4 million during the six months ended June 30, 2003, compared to $40.1 million during the same period 2002. The cash flows provided by operations in the six months ended June 30, 2003 primarily reflect improving operating results and collection of accounts receivable. Cash flows provided by operations in the same period of 2002 primarily reflect net income generated during the period as well as collection of outstanding receivables.

Our investing activities during the six months ended June 30, 2003 provided cash of $34.1 million primarily as a result of $36.5 million in net proceeds from the sale of investment securities, offset in part by capital expenditures of $4.7 million, which included the purchase of machinery and office equipment for our distribution center in Methuen, Massachusetts. Our investing activities during the same period of 2002 generated cash of $1.5 million largely as a result of $5.5 million in net proceeds from the sale of investment securities.

Our financing activities during the six months ended June 30, 2003 used cash of $47.3 million, primarily related to the repurchase of 4.5 million shares of our common stock for cash of $50.1 million, partially funded by proceeds from the exercise of common stock options and the Employee Stock Purchase Plan of $2.1 million and $0.6 million, respectively. Our financing activities during the six months ended June 30, 2002 generated cash of $9.7 million primarily as a result of proceeds from the exercise of stock options. In July 2003, the board of directors authorized an increase of $50.0 million in the total amount authorized to repurchase our common stock under our stock repurchase program, raising the total amount authorized for repurchase to $200.0 million.

As of June 30, 2003, we had the following addition to the contractual cash obligations described in our annual report on Form 10-K for the fiscal year ended December 31, 2002 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Collaborative research	$1,788	$875	$913	—	—

We expect that our cash and cash equivalents, investment securities and cash flows from operating activities will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments, tax payments and other strategic initiatives.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, revenues for contracts which contain multiple deliverables are allocated among the separate units based on their relative fair values. The provisions of EITF 00-21 are effective for contracts entered into in fiscal periods beginning after June 15, 2003 and any multiple element contracts will be evaluated under EITF 00-21 beginning on July 1, 2003. The provisions of EITF 00-21 are not expected to have a significant effect on our results of operations or financial position.

Certain Factors Which May Affect Future Results

The forward-looking statements in this Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding management’s expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance, research and development plans, regulatory uncertainties, potential savings to the healthcare system, management’s assessment of market factors, costs related to current or future litigation, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words. The factors listed under “Certain Factors Which May Affect Future Results” in our annual report on Form 10-K for the fiscal year ended December 31, 2002, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. All of our investments are in investment-grade U.S. government securities and corporate bonds, which are carried at fair value on our books.

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

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely notification to them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

(b)	Changes in Internal Control. During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

On June 16, 2003, we filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s patents are invalid and not infringed by Cytyc’s ThinPrep Imaging System. On June 17, TriPath Imaging, Inc. announced that it had filed a lawsuit against Cytyc Corporation in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. Because these litigation matters are in a preliminary stage, management is unable to express an opinion as to their likely outcome or an estimate of the possible loss or range of loss. Nevertheless, we believe that the claims against Cytyc are without merit and intend to vigorously defend this suit.

Item 4.    Submission of Matters to a Vote of Security Holders.

At Cytyc’s annual meeting of stockholders held on May 15, 2003 (the “2003 Annual Meeting”), our stockholders took the following actions:

1.	The approval of management’s nominees as Class I Directors to the board of directors with the nominees receiving the following votes:

	For	Withheld
Sally W. Crawford	89,505,762	1,657,882
William McDaniel	84,888,258	5,973,736
Patrick J. Sullivan	89,520,713	1,642,931

Each of the Class I Directors will serve for a three year term expiring at Cytyc’s Annual Meeting of stockholders in 2006, or until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2003 Annual Meeting. No other persons were nominated or received votes for election as directors of Cytyc at the 2003 Annual Meeting.

2.	Cytyc’s stockholders ratified the selection of Deloitte & Touche LLP as Cytyc’s independent auditors for the fiscal year ending December 31, 2003. With respect to such matter, the votes were cast as follows: 83,039,928 shares were voted for the proposal, 8,065,178 shares were voted against the proposal and 58,538 shares were abstained from voting on the proposal.

In addition, on July 18, 2003, Cytyc’s board of directors appointed three new members to the board: Daniel J. Levangie, a Class II Director, to serve a term expiring at Cytyc’s Annual Meeting of Stockholders in 2004; Brock Hattox, a Class III Director, to serve a term expiring at Cytyc’s Annual Meeting of Stockholders in 2005; and Wayne Wilson, a Class I Director, to serve a term expiring at Cytyc’s Annual Meeting of Stockholders in 2006; or until each respective individual’s successor has been duly elected and qualified, or until his earlier resignation or removal.

Further, on August 8, 2003, William H. Longfield retired from the board of directors of Cytyc for personal reasons, contemporaneously with his retirement as Chairman and Chief Executive Officer of CR Bard, Inc.

Item	6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.

3.2(1)	Amended and Restated By-Laws of Cytyc Corporation.

3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

Exhibit No.	Description

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4*	Amended and Restated Director Compensation Method Plan.

31.1*	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert L. Bowen, Vice President and Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert L. Bowen, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-19367).
(2)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q, filed August 14, 2000.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
*	Filed herewith.

(b)    Reports on Form 8-K

There were four reports on Form 8-K filed by Cytyc during the quarter ended June 30, 2003.

On April 23, 2003, we filed a current report on Form 8-K to disclose that we issued a press release announcing our earnings for the quarter ended March 31, 2003. A copy of the release was furnished as an exhibit pursuant to Item 12 under Item 9 of such Form 8-K.

On May 8, 2003, we filed a current report on Form 8-K to disclose that we issued a press release announcing a new agreement with Quest Diagnostics to market the ThinPrep® Pap Test. A copy of the release was furnished as an exhibit under Item 9 of such Form 8-K.

On June 9, 2003, we filed a current report on Form 8-K to disclose that we issued a press release announcing that the U.S. Food and Drug Administration had approved our ThinPrep Imaging System for commercial use. A copy of the release was filed as an exhibit to such Form 8-K.

On June 17, 2003, we filed a current report on Form 8-K to disclose that we issued a press release announcing that we had filed suit for declaratory judgment regarding certain of TriPath Imaging, Inc.’s patents. A copy of the release was filed as an exhibit to such Form 8-K.

Subsequent Form 8-K Filings

On July 23, 2003, we filed a current report on Form 8-K to disclose that we issued a press release announcing our earnings for the quarter ended June 30, 2003. A copy of the release was furnished as an exhibit pursuant to Item 12 under Item 9 of such Form 8-K.

On July 24, 2003, we also filed a current report on Form 8-K to disclose that we issued a press release announcing that our board of directors authorized an additional $50 million for our stock repurchase program. A copy of the release was filed as an exhibit to such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: August 8, 2003

By:    /s/    Robert L. Bowen

        Robert L. Bowen

        Vice President, Chief Financial Officer and

        Treasurer (Principal Financial Officer and

        Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.

3.2(1)	Amended and Restated By-Laws of Cytyc Corporation.

3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4 *	Amended and Restated Director Compensation Method Plan.

31.1*	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert L. Bowen, Vice President and Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert L. Bowen, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-19367).
(2)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q, filed August 14, 2000.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.

* Filed herewith.