Form 10-Q
period 2003-09-30
CYTYC CORP
filed 2003-11-12
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of November 3, 2003 was 109,697,628.

Total Number of Pages: 19

Exhibit index located on page 19

CYTYC CORPORATION

Part I                 FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,057	$39,251
Investment securities	85,663	124,493
Accounts receivable, net of allowance of $1,823 and $2,103 at September 30, 2003 and December 31, 2002, respectively	41,245	34,066
Inventories	15,336	11,012
Prepaid expenses and other current assets	3,396	2,046
Total current assets	232,697	210,868
Property and equipment, net	29,831	27,281
Intangible assets:
Patented technology, net of accumulated amortization of $235 and $227 at September 30, 2003 and December 31, 2002, respectively	196	203
Developed technology and know-how, net of accumulated amortization of $2,679 and $1,583 at September 30, 2003 and December 31, 2002, respectively	16,321	17,417
Goodwill	91,097	91,097
Total intangible assets	107,614	108,717
Deferred tax assets, net	3,321	8,343
Other assets, net	4,846	6,417
Total assets	$378,309	$361,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,975	$7,106
Accrued expenses	29,611	26,711
Deferred revenue	2,583	2,768
Total current liabilities	42,169	36,585

Non-current liabilities	54	313

Stockholders’ equity:
Preferred stock, $.01 par value— Authorized—5,000,000 shares No shares issued or outstanding	—	—
Common stock, $.01 par value— Authorized—200,000,000 shares Issued—124,380,349 and 123,179,055 shares in 2003 and 2002, respectively Outstanding—109,834,410 and 113,555,378 shares in 2003 and 2002, respectively	1,244	1,232
Additional paid-in capital	400,463	392,253
Treasury stock, at cost: 14,545,939 and 9,623,677 shares in 2003 and 2002, respectively	(147,851)	(92,717)
Deferred compensation	(21)	(240)
Accumulated other comprehensive income	2,110	776
Retained earnings	80,141	23,424

Total stockholders’ equity	336,086	324,728

Total liabilities and stockholders’ equity	$378,309	$361,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$75,457	$58,540	$224,766	$169,750
Cost of sales	14,063	11,734	41,639	35,670

Gross profit	61,394	46,806	183,127	134,080

Operating expenses:
Research and development	4,212	3,192	10,989	11,884
Sales and marketing	20,201	15,319	60,201	51,127
General and administrative	6,805	6,608	19,711	18,908
Expenses related to terminated merger	—	—	—	6,114
Total operating expenses	31,218	25,119	90,901	88,033

Income from operations	30,176	21,687	92,226	46,047
Other income, net:
Interest income	477	960	1,884	2,743
Other expense	(200)	(178)	(112)	(440)
Total other income, net	277	782	1,772	2,303

Income before provision for income taxes	30,453	22,469	93,998	48,350
Provision for income taxes	11,855	8,538	37,281	18,373

Net income	$18,598	$13,931	$56,717	$29,977

Net income per common share:
Basic	$0.17	$0.12	$0.51	$0.25
Diluted	$0.17	$0.11	$0.50	$0.24

Weighted average common shares outstanding:
Basic	109,728	120,816	111,410	121,757
Diluted	111,613	122,440	113,196	124,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$56,717	$29,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,448	5,697
Provision for doubtful accounts	(280)	589
Amortization of warrant	—	1,212
Compensation expense related to issuance of stock to directors, executives and non-employee awards	562	362
Compensation expense related to stock options assumed in acquisition	21	362
Change in deferred tax asset	3,644	4,821
Tax benefit from exercise of stock options	3,078	5,609
Changes in assets and liabilities:
Accounts receivable	(6,376)	14,950
Inventories	(4,208)	(717)
Prepaid expenses and other current assets	(1,325)	(865)
Accounts payable	2,802	(2,980)
Accrued expenses	2,939	5,018
Deferred revenue	(198)	(51)

Net cash provided by operating activities	63,824	63,984

Cash flows from investing activities:
Decrease (increase) in other assets	1,625	(692)
Purchases of property and equipment	(7,787)	(4,680)
Purchases of investment securities	(108,473)	(134,078)
Proceeds from sale of investment securities	147,237	96,441

Net cash provided by (used in) investing activities	32,602	(43,009)

Cash flows from financing activities:
Purchase of treasury shares	(55,133)	(50,235)
Proceeds from exercise of stock options	4,147	9,452
Proceeds from issuance of shares under Employee Stock Purchase Plan	633	634

Net cash used in financing activities	(50,353)	(40,149)

Effect of exchange rate changes on cash	1,733	2,332
Net increase (decrease) in cash and cash equivalents	47,806	(16,842)
Cash and cash equivalents, beginning of period	39,251	71,928

Cash and cash equivalents, end of period	$87,057	$55,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)            Basis of Presentation

The accompanying condensed consolidated financial statements of Cytyc Corporation and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

(2)         Investment Securities

Investment securities consist of U.S. government securities, commercial paper, certificates of deposit, municipal bonds and corporate bonds. At September 30, 2003, the Company’s available-for-sale securities had contractual maturities at various dates through September 2005.  The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities.  Available-for-sale securities are shown in the consolidated financial statements at fair market value.  At September 30, 2003 and December 31, 2002, the cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows:

	Cost	Gross Unrealized Holding Gains	Fair Value
	(in thousands)
September 30, 2003
Available-for-sale securities
Corporate bonds (average maturity of 8.5 months)	$32,805	$129	$32,934
U.S. government and agency securities (average maturity of 10.8 months)	31,882	16	31,898
Municipal bonds (average maturity of 16.2 months)	18,797	43	18,840
Commercial paper (average maturity of 4.8 months)	1,991	—	1,991
	$85,475	$188	$85,663

December 31, 2002
Available-for-sale securities
U.S. government and agency securities (average maturity of 3.4 months)	$86,431	$180	$86,611
Corporate bonds (average maturity of 8.5 months)	31,898	60	31,958
Commercial paper (average maturity of 4.5 months)	895	—	895
Certificate of deposit (average maturity of 5.1 months)	5,015	14	5,029
	$124,239	$254	$124,493

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

(3)       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Raw material and work-in-process	$8,822	$7,388
Finished goods	6,514	3,624
	$15,336	$11,012

(4)       Accounting For Goodwill And Other Intangible Assets

Amortization expense related to identifiable other intangible assets that will continue to be amortized in the future was approximately $368,000 for the three months ended September 30, 2003 and 2002, respectively, and approximately $1,103,000 for the nine months ended September 30, 2003 and 2002, respectively.  Estimated amortization expense related to other identifiable intangible assets that will continue to be amortized is as follows:

Amount
(in thousands)
Remaining three months ending December 31, 2003	$368
Year ending December 31, 2004	1,470
Year ending December 31, 2005	1,470
Year ending December 31, 2006	1,470
Year ending December 31, 2007	1,470
Year ending December 31, 2008	1,470
Thereafter	8,603

Total	$16,321

(5)       Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30,
	2003	2002
	(in thousands)

Balance, beginning of year	$1,923	$699
New warranties	137	864
Payments	(887)	(676)
Adjustments	—	875
Balance, September 30	$1,173	$1,762

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

(6)       Income Taxes

The Company estimated that its effective tax rate for the three months ended September 30, 2003 was 39%. The Company’s tax rate for the three months ended September 30, 2002 was 38%, which was lower due primarily to the effect of research and development credits.

(7)       Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	109,728	120,816	111,410	121,757
Dilutive effect of assumed exercise of stock options	1,885	1,624	1,786	2,841
Diluted weighted average common shares outstanding	111,613	122,440	113,196	124,598

Diluted weighted average common shares outstanding for the three months ended September 30, 2003 and 2002 excludes 11,390,425 and 14,370,536 potential common shares, respectively, from stock options outstanding because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The NASDAQ National Market during the period and their effect would be anti-dilutive. Diluted weighted average common shares outstanding for the nine months ended September 30, 2003 and 2002 excludes 11,999,644 and 10,359,114 potential common shares, respectively, from stock options outstanding because the exercise prices of such stock options were higher than the average closing price of common stock as quoted on The NASDAQ National Market during the period and their effect would be anti-dilutive.

(8)       Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements.  The Company has elected to continue to use the intrinsic value-based method to account for employee stock option awards under the provisions of Accounting Principles Board Opinion (“APB”) No. 25 and provides disclosures based on the fair value method in the notes to the financial statements as permitted by SFAS No. 123.

Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, pro forma net income (loss) and net income (loss) per share would have been:

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Net income as reported	$18,598	$13,931	$56,717	$29,977
Assumed stock compensation cost	12,684	13,291	39,212	40,530
Pro forma net income (loss)	$5,914	$640	$17,505	$(10,553)

Net income (loss) per common share:
Basic — as reported	$0.17	$0.12	$0.51	$0.25
Basic — pro forma	$0.05	$0.01	$0.16	$(0.09)
Diluted — as reported	$0.17	$0.11	$0.50	$0.24
Diluted — pro forma	$0.05	$0.01	$0.15	$(0.08)

The underlying assumptions used in the Black-Scholes model are as follows:

	September 30,
	2003	2002
Risk-free interest rate	3.14%	3.35%
Expected dividend yield	—	—
Expected lives	5.28	5.00
Expected volatility	92%	95%

(9)       Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net income	$18,598	$13,931	$56,717	$29,977
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities	6	161	(39)	112
Foreign currency translation adjustments	176	1,026	1,368	2,332
Comprehensive income	$18,780	$15,118	$58,046	$32,421

(10)     Stock Repurchase Program

The Company has established a stock repurchase program, with authority to spend up to $200,000,000, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options.  This current authorized repurchase amount reflects an increase of $50,000,000 authorized by the board of directors in July 2003. As of September 30, 2003, the Company had repurchased 14,545,939 shares under the program, with an aggregate cost of $147,850,559, of which 389,500 shares were repurchased during the three months ended September 30, 2003 for cash of $5,024,465 and 4,922,262 shares were repurchased during the nine months ended September 30, 2003 for cash of $55,133,305.  As of September 30, 2003, all of the 14,545,939 repurchased common shares were held in treasury.

(11)     Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, revenues for contracts which contain multiple deliverables are

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

allocated among the separate units based on their relative fair values. The provisions of EITF 00-21 are effective for contracts entered into in fiscal periods beginning after June 15, 2003 and any multiple element contracts have been evaluated under EITF 00-21 since July 1, 2003. The provisions of EITF 00-21 did not have a material effect on the Company’s results of operations or financial position upon its adoption.

(12)     Commitments and Contingencies

On June 16, 2003, the Company filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s patents are invalid and not infringed by Cytyc’s ThinPrep® Imaging System.  On June 17, 2003, TriPath Imaging, Inc. announced that it had filed a lawsuit against Cytyc Corporation in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. Because these litigation matters are in a preliminary stage, management is unable to express an opinion as to their likely outcome or an estimate of the possible loss or range of loss. Nevertheless, the Company believes that the claims against Cytyc are without merit and intends to vigorously defend this suit.

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

In 2002, we introduced the FirstCyte™ Breast Test, which is currently used as a risk assessment tool for women who are at high risk for breast cancer.  The test provides a means of detecting atypical changes in cells lining the milk ducts, where an estimated 95 percent of all breast cancers originate. By identifying high risk women who are harboring atypical ductal epithelial cells and who are apparently at highest risk for developing breast cancer, the FirstCyte Breast Test assists in decision making about appropriate preventative measures and enables doctors to move to a paradigm of predicting and preventing breast cancer, rather than the current paradigm of detection and treatment. Our existing ThinPrep System can serve as a laboratory platform for preparing the cell specimen slide from the FirstCyte Breast Test, which is a form of general cytology screening.

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

Revenue recognition. Our revenue recognition policy is significant because revenue is a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. For example, revenue is not recognized from sales transactions unless the collection of the resulting receivable is reasonably assured. We assess the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If it is determined that collection is not reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. Additionally, we do not recognize revenue from sales of processors when we have an obligation to perform installation and training which is deemed to be critical to the functionality of the processor until completion of the required installation and training.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.  While most processor revenues are recognized upon shipment or after installation and training, if required, certain processor revenues are treated as operating leases, with revenues being recognized over the term of our sales agreements with customers.  Under the terms of these agreements, these processors will remain the property of Cytyc and will be depreciated over their estimated useful lives. We expect that most sales of the ThinPrep Imaging System will be accounted for as operating leases, with revenues recognized over the term of the ThinPrep Imaging System agreements, which are generally between three and five years.

Valuation of Long-Lived Assets and Deferred Taxes. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method. No such impairment charges have been recorded to date. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we are required to perform an impairment review annually, or earlier if indicators of potential impairment exist. Based on our annual impairment review during 2003, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists.  We have determined that there are no indicators requiring further impairment review as of September 30, 2003.  At September 30, 2003, we have $107.6 million of intangible assets, of which $91.1 million represents goodwill.  An impairment to our intangible assets could result in a material, non-cash expense in our consolidated statement of income.  The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income.

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s credit-worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

Results of Operations

             Three Months Ended September 30, 2003 and 2002

Net sales increased to $75.5 million in the third quarter of 2003 from $58.5 million for the same period of 2002, an increase of 29%. The increase was primarily due to higher shipment volume levels of our ThinPrep Pap Test for cervical cancer screening in the United States.  The significant increase in shipment volume in the third quarter of 2003 as compared to the third quarter of 2002 was due primarily to changes in inventory management by some of our laboratory customers, which impacted their ordering patterns during 2002, as well as overall growth in market conversion to the ThinPrep Pap Test. During this same period, our average pricing levels remained consistent. Gross profit was $61.4 million in the third quarter of 2003, compared to $46.8 million for the same period of 2002, and the gross margin increased to 81% in the third quarter of 2003 from 80% for the same period of 2002.  The increase related primarily to the increased volume of shipments of our higher margin ThinPrep Pap Test.

Total operating expenses increased to $31.2 million in the third quarter of 2003 from $25.1 million for the same period of 2002, an increase of 24%. Research and development costs increased to $4.2 million in the third quarter of 2003 from $3.2 million for the same period of 2002, an increase of 32%, primarily as a result of collaborative research costs in support of our molecular diagnostics initiatives as well as higher engineering personnel costs, patent costs and materials costs associated with our ThinPrep Imaging System development activities. Sales and marketing costs increased to $20.2 million in the third quarter of 2003 from $15.3 million for the same period of 2002, an increase of 32%.  This increase reflects higher marketing costs related, in part, to the launch of the

ThinPrep Imaging System and additional costs to expand the market and customer base for the FirstCyte Breast Test domestically and the ThinPrep Pap Test on a worldwide basis, as well as the impact of the weaker U.S. dollar on worldwide expenditures. General and administrative costs increased slightly to $6.8 million in the third quarter of 2003 from $6.6 million for the same period of 2002, an increase of 3%, due primarily to increased personnel and information technology software costs to support the growth of our business.

Interest income decreased to $0.5 million in the third quarter of 2003 from $1.0 million for the same period of 2002, a decrease of 50%, due primarily to lower interest rates and a lower cash balance available for investment.

We estimated that our effective tax rate for the three months ended September 30, 2003 was 39%. Our tax rate for the three months ended September 30, 2002 was 38%, which was lower due primarily to the effect of research and development credits.

Nine Months Ended September 30, 2003 and 2002

Net sales increased to $224.8 million in the nine months ending September 30, 2003 from $169.8 million for the same period of 2002, an increase of 32%. The increase was primarily due to higher shipment volume levels and improved average pricing levels of our ThinPrep Pap Test for cervical cancer screening in the United States.  The increase in shipment volume in the first three quarters of 2003 as compared to the same period of 2002 was due primarily to changes in inventory management by some of our laboratory customers, which impacted their ordering patterns during 2002, as well as overall growth in market conversion to the ThinPrep Pap Test. Gross profit was $183.1 million in the first three quarters of 2003, compared to $134.1million for the same period of 2002, and the gross margin increased to 81% in the first three quarters of 2003 from 79% for the same period of 2002.  The increase related primarily to the increased volume of shipments and favorable pricing of our higher margin ThinPrep Pap Test.

Total operating expenses increased to $90.9 million in the first three quarters of 2003 from $88.0 million for the same period of 2002, an increase of 3%. Operating expenses for the first three quarters of 2002 included a one-time charge of $6.1 million in the second quarter of 2002 to write off costs related to the terminated merger with Digene Corporation.  Research and development costs decreased to $11.0 million for the first three quarters of 2003 from $11.9 million for the same period of 2002, a decrease of 8%, primarily as a result of lower engineering costs associated with our ThinPrep Imaging System development activities and lower regulatory costs related to both the ThinPrep Imaging System and FirstCyte Breast Test. Sales and marketing costs increased to $60.2 million in the first three quarters of 2003 from $51.1 million for the same period of 2002, an increase of 18%.  This increase reflects higher marketing costs related, in part, to the launch of the ThinPrep Imaging System in the second quarter of 2003 and additional costs to expand the market and customer base for the FirstCyte Breast Test domestically and the ThinPrep Pap Test on a worldwide basis, as well as the impact of the weaker U.S. dollar on worldwide expenditures. General and administrative costs increased to $19.7 million in the first three quarters of 2003 from $18.9 million for the same period of 2002, an increase of 4%, largely due to increased business insurance expenditures.

Interest income decreased to $1.9 million in the first three quarters of 2003 from $2.7 million for the same period of 2002, a decrease of 31%, due primarily to lower interest rates and a lower cash balance available for investment.

We estimate that our effective tax rate for fiscal year 2003 will be 39.5%. Our tax rate for the nine months ended September 30, 2002 was 38%, which was lower due primarily to the effect of research and development credits.

Liquidity and Capital Resources

At September 30, 2003, we had cash, cash equivalents and investment securities totaling $172.7 million.  Cash provided by operations was $63.8 million during the nine months ended September 30, 2003, compared to $64.0 million during the same period 2002. The cash flows provided by operations in the nine months ended September 30, 2003 primarily reflect improving operating results.  Cash flows provided by operations in the same period of 2002 primarily reflect net income generated during the period as well as collection of previously outstanding receivables.

Our investing activities during the nine months ended September 30, 2003 provided cash of $32.6 million primarily as a result of $38.8 million in net proceeds from the sale of investment securities, offset in part by capital expenditures of $7.8 million. Our investing activities during the same period of 2002 used cash of $43.0 million largely as a result of $37.6 million in net purchases of investment securities.

Our financing activities during the nine months ended September 30, 2003 used cash of $50.4 million, primarily related to the repurchase of 4.9 million shares of our common stock for cash of $55.1 million, partially funded by proceeds from the exercise of common stock options and the Employee Stock Purchase Plan of $4.1 million and $0.6 million, respectively. Our financing activities during the nine months ended September 30, 2002 used cash of $40.1 million primarily related to the repurchase of 5.3 million shares of our common stock for cash of $50.2 million. The total amount authorized under our stock repurchase program is $200.0 million.

There were no material changes to our contractual cash obligations during the quarter from those described in our annual report on Form 10-K for the fiscal year ended December 31, 2002 other than those noted in our quarterly report on Form 10-Q for the quarter ended June 30, 2003.

We expect that our cash and cash equivalents, investment securities and cash flows from operating activities will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments, tax payments and other strategic initiatives.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, revenues for contracts which contain multiple deliverables are allocated among the separate units based on their relative fair values. The provisions of EITF 00-21 are effective for contracts entered into in fiscal periods beginning after June 15, 2003 and any multiple element contracts have been evaluated under EITF 00-21 since July 1, 2003. The provisions of EITF 00-21 did not have a material effect on our results of operations or financial position upon its adoption.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. All of our investments are in investment-grade U.S. government securities, commercial paper, certificates of deposit, municipal bonds and corporate bonds, which are carried at fair value on our books.

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

Item 4. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely notification to them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

(b)         Changes in Internal Control.  During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Cytyc is subject to legal claims and assertions in the ordinary course of business.  Except for the matter described in the quarterly report for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission, we are not aware of any such claims or assertions that would have a material effect on Cytyc.

Item 5.  Other Information

On November 6, 2003, Cytyc’s board of directors approved and adopted Amendment No. 2 (“Amendment No. 2”) to Rights Agreement between Cytyc and BankBoston, N.A., as rights agent, dated as of August 27, 1997 (as amended on June 22, 1998 and January 3, 2003).  A copy of Amendment No. 2 is filed as an exhibit to this Form 10-Q.

On November 11, 2003, William Little, who had recently retired from his role as chief executive officer of West Pharmaceutical Services, Inc, also retired as a member of the board of directors of Cytyc citing personal reasons. Additionally, effective November 14, Marc C. Breslawsky resigned from the board of directors of Cytyc citing his desire to reduce the burden of his various time commitments, given his role as the chief executive officer of a public company and his service as a director of three for-profit and one non-profit organizations.

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

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.4 *	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.5 *	Form of Change of Control Agreement.
31.1 *

Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *

Certification of Leslie Teso-Lichtman, Vice President, Controller and Acting Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *

Certification of Leslie Teso-Lichtman, Vice President, Controller and Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)            Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.

(5)            Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.

*  Filed herewith.

(b) Reports on Form 8-K

There were two reports on Form 8-K filed by Cytyc during the quarter ended September 30, 2003.

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

Subsequent Form 8-K Filings

On October 22, 2003, we filed a current report on Form 8-K to disclose that we issued a press release announcing our earnings for the quarter ended September 30, 2003. A copy of the release was furnished as an exhibit under Item 12 of such Form 8-K.

On October 24, 2003, we filed a current report on Form 8-K to disclose the resignation of Robert L. Bowen as Vice President, Chief Financial Officer and Treasurer of Cytyc and the appointment of Leslie Teso-Lichtman, Vice President, Controller of Cytyc, to assume the duties of Chief Financial Officer and Treasurer until a permanent successor is hired.

On October 28, 2003, we filed a current report on Form 8-K to disclose that we issued a press release announcing that John McDonough has been named Vice President of Corporate Development and Robert Bowen has resigned as Chief Financial Officer.  A copy of the release was filed as an exhibit to such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: November 12, 2003	By:	/s/ Leslie Teso-Lichtman
Leslie Teso-Lichtman
Vice President, Controller, Acting Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.
3.2(1)	Amended and Restated By-Laws of Cytyc Corporation.
3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
4.1(3)	Specimen certificate representing the Common Stock.
4.2(4)

Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.4 *	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.5 *	Form of Change of Control Agreement.
31.1 *

Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *

Certification of Leslie Teso-Lichtman, Vice President, Controller and Acting Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *

Certification of Leslie Teso-Lichtman, Vice President, Controller and Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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