Form 10-K
period 2003-12-31
CYTYC CORP
filed 2004-01-30
CIK 849778

Use these links to rapidly review the document
Table of Contents
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended: December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File Number: 0-27558

CYTYC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	202-0407755 (I.R.S. Employer Identification No.)
85 Swanson Road, Boxborough, Massachusetts (Address of principal executive offices)	01719 (Zip Code)

Registrant's telephone number, including area code: (978) 263-8000
Registrant's website: http://www.cytyc.com

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

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003 (based on the closing price of $10.55 per share as quoted by The NASDAQ Stock Market as of such date) was $937,136,265. As of January 23, 2004, 109,486,227 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Cytyc Corporation
Annual Report on Form 10-K
For the fiscal year ended December 31, 2003

Forward-Looking Statements

        The forward-looking statements in this Form 10-K are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-K which are not strictly historical statements, including, without limitation, statements regarding management's expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance, research and development plans, regulatory uncertainties, potential savings to the healthcare system, management's assessment of market factors, costs related to current or future litigation, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "project," "predict," "potential" or the negative of these words or comparable words. The factors listed under "Certain Factors Which May Affect Future Results" in Part I, Item 1—"Business", among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

PART I

Item 1. Business

        Throughout this Annual Report on Form 10-K, the words "we," "us," "our" and "Cytyc" refer to Cytyc Corporation and all of its affiliates and subsidiaries taken as a whole, and "our board of directors" refers to the board of directors of Cytyc Corporation.

Overview of Business

        Cytyc Corporation designs, develops, manufactures, and markets the ThinPrep® System and ThinPrep Imaging System for use in medical diagnostic applications. The ThinPrep System is widely used for cervical cancer screening and non-gynecologic cytology. The ThinPrep System consists of the ThinPrep Pap Test, ThinPrep 2000 Processor, ThinPrep 3000 Processor, and related reagents, filters, and other disposable supplies. The ThinPrep Imaging System, released in June 2003, is a device that uses computer imaging technology to assist in primary cervical cancer screening of ThinPrep Pap Test slides.

        Available Information.    Cytyc files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Cytyc) file electronically with the SEC. The SEC's website is http://www.sec.gov.

        Cytyc's website is located at http://www.cytyc.com. Cytyc makes available free of charge through its internet site its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on Cytyc's website is not incorporated by reference into this report.

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

        Cervical cancer screening has been conducted since the late 1940s using the conventional Pap smear. In the United States, widespread and regular use of the conventional Pap smear as a screening test during the past 60 years has contributed to a greater than 70% decrease in mortality from cervical cancer. The Pap test is currently the most widely used screening test for the early detection of cervical cancer in the United States. It is estimated that over 110 million Pap tests are performed annually worldwide, with over 50 million of those being performed in the United States.

The ThinPrep System and ThinPrep Imaging System

        The ThinPrep System for cervical cancer screening is a replacement for the conventional Pap smear method and was approved by the United States Food and Drug Administration ("FDA") in 1996 as being significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. Our clinical trial data also indicates a 59.7% increase in the detection of high grade lesions with the ThinPrep System. The ThinPrep System offers significantly improved specimen quality over that of the conventional Pap smear method. We believe that the ThinPrep System improves accuracy in the detection of cervical cancer and precancerous lesions by making the slide, on which the patient's cell sample is deposited, more uniform and more representative of a patient's clinical condition. The ThinPrep System improves preservation of the sample, standardizes the presentation of cells on the slide in a thin layer of cervical cells and reduces the presence of mucus, blood and other obscuring debris. The ThinPrep System has been approved for use with both broom-like or combined endocervical brush and spatula sampling devices.

        The ThinPrep System consists of a ThinPrep Processor and related disposable reagents, filters and other disposable supplies (together, the disposable supplies used in gynecological applications of the ThinPrep System are referred to as the ThinPrep Pap Test). The ThinPrep Processor is used to prepare microscope slide specimens from preserved patient cell samples for analysis by a cytotechnologist or cytopathologist. We currently offer two types of ThinPrep Processors to laboratory customers: the ThinPrep 2000 Processor, our primary processor, which is a table top device that processes one sample at a time and is capable of processing both gynecological and non-gynecological samples; and the ThinPrep 3000 Processor, our batch processor, which can be loaded with up to 80 ThinPrep Pap Test samples for automatic processing. As of December 31, 2003, we had over 2,700 ThinPrep Processors installed worldwide. The ThinPrep Pap Test is covered by most health plans in the United States.

        The ThinPrep System also serves as a platform for additional gynecological applications using residual patient specimen collected in ThinPrep PreservCyt® Solution. We have obtained FDA approval for PreservCyt Solution to be used as a transport medium in testing for the sexually transmitted diseases Chlamydia trachomatis and Neisseria gonorrhea directly from the ThinPrep Pap Test vial using Roche Diagnostics Corporation's ("Roche") COBAS Amplicor™ automated system. We have also obtained FDA approval for PreservCyt Solution to be used as a transport medium in testing for the human papillomavirus ("HPV") using Digene Corporation's ("Digene") Hybrid Capture® II HPV DNA Assay.

        The ThinPrep Imaging System, which was approved by the FDA in June 2003, is a device that uses computer imaging technology to assist in primary cervical cancer screening of ThinPrep Pap Test slides. The system combines imaging technology to identify diagnostic fields of interest with an automated microscope to facilitate locating these fields. The system is expected to increase a cytology laboratory's screening productivity and diagnostic accuracy while leveraging the increased sensitivity of the ThinPrep Pap Test.

The ThinPrep Process

        The ThinPrep process begins with the patient's cervical sample being taken by the physician using a cervical sampling device that, rather than being smeared on a microscope slide as in a conventional Pap smear, is rinsed in a vial filled with our proprietary PreservCyt Solution. This enables virtually all of the patient's cell sample to be preserved before the cells can be damaged by air drying. The ThinPrep specimen vial is then labeled and sent to a laboratory equipped with a ThinPrep Processor for slide preparation.

        At the laboratory, the ThinPrep specimen vial is inserted into a ThinPrep Processor, a proprietary sample preparation device which automates the process of preparing cervical specimens. Once the vial is inserted into the ThinPrep Processor, a dispersion step breaks up blood, mucus, non-diagnostic debris and large sheets of cells and homogenizes the cell population. The cells are then automatically collected onto our proprietary ThinPrep Pap Test Filter, which incorporates a porous membrane specifically designed to collect cells. The ThinPrep Processor constantly monitors the rate of flow through the ThinPrep Pap Test Filter during the cell collection process in order to prevent the cellular concentration from being too scant or too dense. A thin layer of cells is then transferred from the filter to a glass slide in a 20 mm-diameter circle and the slide is automatically deposited into a fixative solution. This slide is then available for microscopic examination.

        The cytotechnologist manually screens each Pap test slide with a microscope to first determine the adequacy of the slide and to then differentiate diseased or abnormal cells from healthy cells. With the introduction of the ThinPrep Imaging System, the screening process has been automated to leverage the combination of computer imaging technology and human interpretive skills. The cytotechnologist places a slide into the ThinPrep Imaging System review scope which automatically presents each area of interest to the cytotechnologist in geographic order. The ThinPrep Imaging System rapidly scans and locates areas of interest for every ThinPrep Pap Test slide. The cytotechnologist evaluates each area of interest, selecting those areas which require further pathologist review, or the cytotechnologist can determine that the slide is negative and simply sign the case out. By directing the cytotechnologist to areas of interest on a slide, the system is expected to increase a cytology laboratory's screening productivity and diagnostic accuracy.

        Our proprietary reagents and supplies include PreservCyt Solution to collect and transport cervical samples to the laboratory for optimal cell preservation and ThinPrep Pap Test Filters to reduce non-diagnostic debris and mucus and collect cells. We also sell ThinPrep Microscope Slides, high-quality microscope slides manufactured to our specifications, which improve cell adhesion to the slide.

Clinical Studies Evaluating the ThinPrep Pap Test

        Since FDA approval, a number of studies have been published or presented that evaluate the ThinPrep Pap Test. To date, more than 50 major studies evaluating the performance of the ThinPrep Pap Test compared to the conventional Pap smear have been published in peer-review journals. The studies have included more than 500,000 patients in the ThinPrep Pap Test cohort and have been conducted in every region of the United States, as well as Europe, Asia, Central America and Australia. The studies consistently demonstrate significant increases in the detection of precancerous cervical lesions. Of particular importance is the number of studies demonstrating statistically significant increases in the detection of high-grade cervical lesions, which are the immediate precursors to cervical cancer. In total, more than 100 studies have been published, in more than 20 separate journals, demonstrating a wide range of benefits including increased disease detection, reduction of equivocal diagnoses and false negatives, improved specimen adequacy, adjunctive molecular testing, morphology assessment, and cost effectiveness.

Non-Gynecological Cytology

        In addition to acting as a replacement for the conventional Pap smear, the ThinPrep System also offers significant improvements for non-gynecological cytology screening applications. Non-gynecological cytology applications include fine-needle aspiration specimens (e.g. breast, thyroid, lung or liver), lavage specimens (e.g. breast, gastrointestinal), body fluids (e.g. urine, pleural fluid, ascitic fluid, pericardial fluid), respiratory specimens (e.g. sputum, brushing of respiratory tracts) and ancillary testing (e.g. cell blocks, immunocytochemistry, special stains). The ThinPrep System provides significant improvements over other methods of non-gynecological cytology screening by optimizing cell preservation through use of our CytoLyt and PreservCyt Solutions, standardizing preparation of specimens using the gentle dispersion and transfer process of the ThinPrep 2000 Processor, simplifying slide screening by offering one single, well-preserved slide per case and allowing laboratories to perform additional ancillary testing out of one PreservCyt Solution vial.

FirstCyte™ Breast Test

        In November 2001, we acquired Pro Duct Health, Inc. ("Pro Duct"), which developed proprietary technology for performing ductal lavage, a test that obtains cells from the breast ducts for laboratory assessment. Using this technology, we introduced the FirstCyte Breast Test, which is currently used as a risk assessment tool for women who are at high risk for breast cancer. The test is used to detect atypical changes in cells lining the milk ducts, where an estimated 95 percent of all breast cancers originate. Breast cancer is a progressive disease. By identifying high risk women who are harboring atypical ductal epithelial cells and who are apparently at highest risk for developing breast cancer, the FirstCyte Breast Test assists in decision making about appropriate preventative measures and enables doctors to move to a paradigm of predicting and preventing breast cancer, rather than the current paradigm of detection and treatment. The FirstCyte Breast Test can be performed by trained obstetrician/gynecologists, radiologists or breast surgeons and is to be used in conjunction with mammography, clinical exams, breast self-exams and other standard breast cancer detection methods. Our existing ThinPrep System can serve as a laboratory platform for preparing the cell sample from the FirstCyte Breast Test, which is a form of non-gynecological cytology screening.

        We are currently planning an outcomes study of the FirstCyte Breast Test to define the value of ductal lavage cytology in high-risk women. In this Serial Evaluation of Ductal Epithelium ("SEDE") trial, high risk women will undergo a ductal lavage every six months for three years. We will follow these women for a period of two years following the initial three years of active enrollment and the result is expected to be a statistically valid understanding of the value of benign cytologic results in high risk women. This study should also clarify the predictive value of an abnormal result from the ductal lavage test. We believe that our investment in this large multi-institutional control study will build the foundation necessary for widespread adoption of the FirstCyte Breast Test. As a result, we have reduced our sales and marketing efforts for the FirstCyte Breast Test as we await the results of the SEDE trial to support significant commercialization of this product.

UroCyte™ Slide Preparation System

        In December 2003, we entered into a collaboration and co-promotion agreement with Abbott Laboratories ("Abbott") for the development and marketing of our ThinPrep UroCyte Slide Preparation System. Initial efforts will focus on modifying our proprietary ThinPrep sample preparation technology to be used in conjunction with Abbott's UroVysion™, a DNA probe-based test for detection of bladder cancer recurrence.

Research and Development

        Our core research and development strategy is to continue to develop innovative medical diagnostic applications of the ThinPrep System and to enhance the ThinPrep Imaging System released in June 2003. Consistent with this strategy, we are currently evaluating additional diagnostic applications of our ThinPrep technology in testing for the presence of other types of cancers and sexually transmitted diseases.

        In addition to internal research and development projects, in 2003 we initiated certain collaborative research agreements with leading institutions. Specifically, in May 2003, we entered into a multi-year collaborative sponsored research agreement with Harvard Medical School focused on the discovery of new molecular markers associated with the development and progression of neoplasia of the cervix, breast, and other organs. In June 2003, we also entered into a collaborative sponsored research agreement with Northeastern University focused on identifying potential breast cancer markers in ductal lavage fluid collected with the FirstCyte Breast Test. Cytyc scientists will work collaboratively with Harvard and Northeastern researchers to translate their findings into further enhancements of Cytyc's testing platforms.

        There can be no assurance that we will be successful in developing or marketing additional applications of the ThinPrep System or that we will further enhance the ThinPrep Imaging System. Furthermore, additional applications may require additional approvals from the FDA prior to the marketing of such applications. There can be no assurance that the FDA would approve such submissions on a timely basis, if at all.

        Our expenditures for research and development totaled approximately $14.7 million, $14.5 million and $19.0 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Research and development for 2001 excludes a one-time charge of $56.0 million for in-process research and development related to the Pro Duct acquisition.

Business Development

        We are continually evaluating a variety of new business opportunities that would take advantage of our existing technology and distribution channel. We believe diagnostic tests and devices, particularly those for breast, ovarian, colon, bladder, prostate, and lung cancers, represent growth opportunities. Business opportunities in this area include direct funding of research projects, equity investments or acquisitions to provide new technologies and/or product offerings.

Marketing and Sales

Domestic

        Our marketing and sales strategy is to achieve broad market acceptance of the ThinPrep System and ThinPrep Imaging System for cervical cancer screening and other diagnostic applications. A critical element of our strategy in the United States is to utilize the results of our clinical trials and expanded FDA labeling to demonstrate the safety and efficacy of the ThinPrep System and ThinPrep Imaging System to healthcare providers, clinical laboratories and third-party payors.

        We expect to continue to expand our market reach through marketing by our direct sales force in the United States of over 200 customer and technical service representatives focused on healthcare providers, clinical laboratories and third-party payors. We are focusing significant sales and marketing efforts towards the commercialization of the ThinPrep Imaging System, following its approval by the FDA in June 2003. We expect to use our existing relationships with customers, healthcare providers and third-party payors to successfully market the ThinPrep Imaging System.

        In prior periods, we have entered into certain marketing relationships with third parties, all of which either have expired and have not been renewed or have been terminated for various reasons. In January 2001, we entered into an exclusive agreement in the United States and Puerto Rico with Digene to co-promote the benefits of testing for HPV using Digene's Hybrid Capture II HPV DNA Assay directly from the ThinPrep collection vial. The agreement with Digene expired in June 2003 and we did not seek its renewal.

International

        Our international strategy is to establish selling channels appropriate for increasing our international customer base, taking into consideration factors such as government regulations, screening cycles and clinical practices of the particular country or region. To accomplish this, we have established subsidiaries in six European countries, which we believe represent a large market opportunity. In addition, we have subsidiaries in Australia and Hong Kong, as well as a branch office in Japan. These entities have been established to handle sales, service, training and distribution to clinical laboratories in European and Asian markets. We also utilize a network of third-party distributors to offer our products in various other countries throughout the world.

        In October 2003, the United Kingdom's ("UK") National Institute for Clinical Excellence ("NICE") issued guidance recommending that liquid-based cytology be used as the primary means to process samples for cervical cancer screening programs in England and Wales. NICE, a part of the UK National Health Service ("NHS"), is an independent organization responsible for providing national guidance on treatments and care for those using the NHS in England and Wales. The NHS Cervical Screening Programme and Cervical Screening Wales provide cervical cancer screening for approximately 4.5 million women annually. As a result of this decision, we expect the adoption of the ThinPrep Pap Test to increase in England and Wales. This development follows the announcement in March of 2003 by the Scottish government that it was making a major investment in Scottish cervical screening programs to implement liquid-based cytology. We currently have a multi-year agreement with the Scottish government and Scotland is currently in the process of converting exclusively to the ThinPrep Pap Test.

        We believe that international sales efforts will continue to involve a lengthy process, requiring us to educate healthcare providers, clinical laboratories, government entities and other third-party payors regarding the clinical benefits and cost-effectiveness of the ThinPrep System, ThinPrep Imaging System and any other new products and applications. In order to effectively market the ThinPrep System and ThinPrep Imaging System for cervical cancer screening and any other new products and applications on a worldwide basis, we will need to continue to increase our international marketing and sales capabilities.

Third-Party Reimbursement

        The ThinPrep Pap Test is generally billed by laboratories to third-party payors and results in a higher reimbursement amount for the ThinPrep Pap Test than the current reimbursement paid for conventional Pap smears. Successful sales of the ThinPrep System and ThinPrep Imaging System for cervical cancer screening in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, Medicare and Medicaid and foreign governmental agencies. Although many health insurance companies have added the ThinPrep Pap Test to their payment systems, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use the ThinPrep System for cervical cancer screening in lieu of the conventional Pap smear method or other methods. In addition, we will need to secure adequate third-party reimbursement for the ThinPrep Imaging System and FirstCyte Breast Test, and any new products we develop or obtain.

        Since January 1, 1998, our laboratory customers have been able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the Centers for Medicare and Medicaid Services ("CMS") using a Current Procedural Terminology ("CPT") code specifically for liquid-based cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association ("AMA"), and are used in the submission of claims to third-party payors for reimbursement for medical services. CMS has established a national limitation amount for Medicare reimbursement of approximately $28 for the CPT code describing the ThinPrep Pap Test. This is nearly double the national limitation amount for reimbursement of the conventional Pap smear. As of December 31, 2003, based on information provided to us, we believe that all of the health insurance companies that announced coverage of the ThinPrep Pap Test as part of the ThinPrep System, representing over 90% of insured women in the United States, have implemented the CPT code and have established a reimbursement amount.

        A new CPT code was established in 2003 for the screening of liquid-based preparations using an automated system. This new code facilitates the reimbursement process for laboratories screening ThinPrep Pap Test slides utilizing the ThinPrep Imaging System. CMS has established a national limitation amount for Medicare reimbursement of this code at approximately $37. We will be working with individual payors and laboratories to establish the new code and reimbursement levels.

        Effective January 1, 2004, the AMA established a new CPT code for use by laboratories when billing for preparation and screening of non-gynecological samples using methods including the ThinPrep System. CMS has allowed reimbursement for this code at a higher level than for the less specific code that was used previously.

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

Raw Materials and Manufacturing

        We purchase many of the components and raw materials used in our ThinPrep System, ThinPrep Imaging System and the FirstCyte Breast Test from numerous suppliers in the U.S. and abroad. In some cases, we have established long-term supply contracts with our suppliers. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Due to the FDA's requirements regarding manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, we would not be able to manufacture our products on a timely and cost-competitive basis, which would have a material adverse effect on our business, financial condition and results of operations.

        We assemble all ThinPrep Processors and ThinPrep Imaging Systems, as well as manufacture filters, at our facility in Boxborough, Massachusetts. We fill all of our vials at our facility in Londonderry, New Hampshire. We are currently in the process of transferring certain manufacturing equipment to our facility in Londonderry, New Hampshire, to allow us to manufacture filters in separate locations. We expect this move will be completed in the first half of 2004.

Quality Management

        We place significant emphasis on providing quality products and services to our customers. A major portion of our quality systems relate to the design and development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products. These quality systems, including control procedures that are developed and implemented by technically trained professionals, result in rigid specifications for product design, raw materials, components, packaging materials, labels, sterilization procedures and overall manufacturing process control. Our quality systems integrate the efforts of suppliers of raw materials, components and finished goods to ensure we meet customer and regulatory requirements. These systems are designed to ensure that appropriate standards and requirements are met before goods are released.

        Certain of our facilities are certified under ISO 9001, an international quality standard. In October 2002, we successfully completed inspection by the National Standards Authority of Ireland, which certified our quality control system for compliance with ISO 13485, ensuring compliance with Canadian Medical Device Regulations and replacement of EN 46001 in Europe. There can be no assurance that we will be able to maintain compliance with ISO requirements or that failure to maintain compliance with these requirements will not have a material adverse effect upon our business, financial condition and results of operations.

Government Regulation

        The manufacture and sale of medical diagnostic devices intended for commercial use are subject to extensive governmental regulation in the United States and in other countries. Our existing products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act"). The ThinPrep System and ThinPrep Imaging System required separate premarket application ("PMA") approval prior to commercial distribution, which demonstrated to the FDA that the ThinPrep System and ThinPrep Imaging System are safe and effective for their intended uses. The devices which comprise the FirstCyte Breast Test required the filing of 510(k) submissions prior to commercial distribution, which demonstrated that the devices are substantially equivalent to legally marketed devices that are not subject to PMA approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Non-compliance with applicable requirements of the FDC Act can result in the failure of the government to approve 510(k) clearance or PMA approval for a device, withdrawal of clearances or approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

        The FDA's regulations may require agency approval of a PMA supplement or a new 510(k) notification for certain changes if they affect the safety and effectiveness of the device, including, but not limited to, new indications for use; labeling changes; the use of a different facility or establishment to manufacture, process, or package the device; changes in manufacturing facilities, methods, or quality control systems; and changes in performance or design specifications.

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

        The ThinPrep System for cervical cancer screening received PMA approval in May 1996. In November 1996, the FDA approved expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting Low-Grade Squamous Intraepithelial Lesions and more severe lesions than the conventional Pap smear method in a variety of patient populations. The FDA also approved expanded product labeling to include a claim that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. In February 1997, the FDA approved our PMA supplement application for use of a combination of an endocervical brush and spatula sampling devices. In September 1997 and March 1999, the FDA approved our PMA supplement applications for the testing for HPV directly from a single vial of patient specimen collected in ThinPrep solution using Digene's Hybrid Capture and Hybrid Capture II HPV DNA Assay, respectively. In May 2000, the FDA approved the ThinPrep 3000 Processor, our batch processor for automated sample preparation. In August 2001, the FDA approved our PMA supplement application for the inclusion of data describing the detection of High-Grade Squamous Intraepithelial Lesions with the ThinPrep Pap Test. In June 2002, the FDA approved our PMA supplement application to allow for testing for Chlamydia trachomatis and Neisseria gonorrhea directly from the ThinPrep Pap Test vial using Roche's COBAS Amplicor automated system. In June 2003, the FDA approved our PMA application for the ThinPrep Imaging System. We anticipate that any other proposed uses for the ThinPrep System and ThinPrep Imaging System would likely require approval of a PMA supplement or a new PMA application.

        The ThinPrep System and ThinPrep Imaging System are, and any other products we may manufacture or distribute pursuant to an approved PMA application or supplements will be, subject to pervasive and continuing regulation by the FDA, including the Quality System Regulation, or QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures; labeling regulations; the FDA's general prohibition against false or misleading statements in the labeling or advertising products for unapproved or "off-label" uses; the Reports of Corrections and Removals regulation, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FDC Act that may pose a risk to health; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Product labeling, advertising and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by us and any of our distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect our ability to market or sell the ThinPrep System, ThinPrep Imaging System, the FirstCyte Breast Test, or any other products we may develop or obtain.

        We are also subject to various federal and state laws pertaining to health care fraud and abuse, including federal and state anti-kickback laws. Anti-kickback laws make it illegal for an entity to solicit, offer, receive, or pay remuneration in exchange for, or to induce, the referral of business or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any item or service paid for by Medicare, Medicaid or certain other federal health care programs. The statute has been broadly interpreted to cover a wide array of practices. Some states have passed similar laws. The federal government has published regulations that identify "safe harbors," which if applicable will assure that certain arrangements will not be found to violate the federal anti-kickback statutes. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. While we make every effort to comply with the regulations, it is possible that our practices might be challenged under federal anti-kickback or similar laws due to the breadth of the statutory provisions and the absence of extensive guidance. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to raise questions about our behavior or find that we have violated these laws, there could be a material adverse effect on our business, including our stock price. Our activities could be subject to challenge for the reasons discussed above, due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

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

        Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In 2003, we met the essential requirements of the European In Vitro Medical Devices Directive ("IVDD") that apply to the ThinPrep Pap Test and ThinPrep Imaging System, as well as the essential requirements of the European Medical Devices Directive ("MDD") that apply to the FirstCyte Breast Test. As a result, Cytyc's products bear the CE mark and may be legally marketed in the countries of the European Union and the European Free Trade Association. The time required to obtain approval from a foreign country to market and sell the ThinPrep System, ThinPrep Imaging System and FirstCyte Breast Test may be longer or shorter than that required for FDA approval and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. In addition, there can be no assurance that we will meet the FDA's export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Our failure to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on our business, financial condition and results of operations.

        The laboratories that purchase the ThinPrep System and ThinPrep Imaging System are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which require laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We believe that the ThinPrep System and ThinPrep Imaging System operate in a manner that will allow laboratories purchasing the device to comply with CLIA requirements. However, there can be no assurance that adverse interpretations of current CLIA regulations or future changes in CLIA regulations would not have an adverse effect on sales of the ThinPrep System and ThinPrep Imaging System.

Patents, Trademarks, Copyrights, Licenses and Proprietary Rights

        We rely on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect our proprietary technology, rights and know-how. We pursue patent protection in the United States and file corresponding patent applications in certain foreign jurisdictions. We hold 36 issued United States patents, 54 pending United States patent applications, and corresponding foreign patents or patent applications relating to various aspects of our ThinPrep System, ThinPrep Imaging System, FirstCyte Breast Test and other related technologies. There can be no assurance, however, that pending patent applications will ultimately issue as patents or that the claims allowed in any of our existing or future patents will provide competitive advantages for our products or will not be successfully challenged or circumvented by competitors. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any existing patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are successfully enforced against us, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or be required to redesign our products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempts to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to successfully redesign our products would have a material adverse effect on our business, financial condition and results of operations.

        Our employees and third parties with whom we have entered into confidentiality agreements are obligated to maintain the confidentiality of our trade secrets and proprietary information. There can be no assurance that such obligations will effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information if there is unauthorized use or disclosure. At the same time, technology similar to ours may be independently developed by our competitors.

        We are the exclusive perpetual worldwide licensees of certain patented technology from DEKA Products, LP ("DEKA"). In addition, we are the exclusive licensee of certain patented technology from the Regents of the University of California for use in the field of diagnosis and treatment of breast cancer. We also hold unregistered copyrights on internally developed documentation and operating software developed for the ThinPrep System and ThinPrep Imaging System. We currently are obligated to pay royalties in varying amounts to these parties. Our failure to maintain rights to such technology could have a material adverse effect on our business, financial condition and results of operations. In November 2003, DEKA filed a demand for arbitration with the American Arbitration Association alleging that we have underpaid royalties, a claim which we dispute. See "Item 3. Legal Proceedings" for a discussion of this matter. We presently have several trademarks, some of which have been registered with the United States Patent and Trademark Office. There can be no assurance that any copyrights or trademarks we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors.

        Litigation may be necessary to defend against claims of infringement, or to enforce our patents, copyrights, trademarks or trade secrets which could result in substantial cost to us and diversion of focus away from our business. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Customers and Competition

        Quest Diagnostics, Inc. ("Quest") and Laboratory Corporation of America ("LabCorp") accounted for 22% and 10% of our consolidated net sales, respectively, for the year ended December 31, 2003. Quest and LabCorp accounted for 20% and 13% of our consolidated net sales, respectively, for the year ended December 31, 2002. Quest represented 20% of our consolidated net sales for the year ended December 31, 2001. During 2001, no other customers represented 10% or more of consolidated net sales.

        While we are the market leader in the sale of liquid-based slide preparation systems in the United States, we face direct competition in the United States from TriPath Imaging, Inc., which also manufacturers liquid-based slide preparation systems. We also compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors. We compete on the basis of a number of factors, including clinical performance, product quality, marketing and sales capabilities, manufacturing efficiency, price and customer service and support. The development, FDA approval and commercial marketing of competing systems for cervical cancer screening could have a material adverse effect on our business, financial condition and results of operations.

Seasonality

        Seasonality does not have a significant impact on our worldwide sales.

Employees

        As of December 31, 2003, we employed 723 persons worldwide. We are not subject to any collective bargaining agreements, have never experienced a work stoppage and consider our relations with our employees to be good.

Financial Information Regarding Segment Reporting and Geographic Areas

        We currently operate in one segment, medical diagnostic equipment. Please refer to Note 2(t) "Segment and Enterprise-Wide Reporting" in the notes to consolidated financial statements included in this Annual Report on Form 10-K under Item 8, "Financial Statements and Supplementary Data."

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

        To date, we have derived most of our revenues from sales of our ThinPrep 2000 Processor, filters, and other disposable supplies for use in gynecological and non-gynecological testing applications. If we are unable to successfully develop and commercialize other products, our business, sales and profits will be materially impaired. Although we have begun marketing our ThinPrep 3000 Processor, ThinPrep Imaging System and FirstCyte Breast Test, we have not yet generated significant revenues from these products. We cannot guarantee that we will be able to obtain adequate reimbursement from insurance companies and other third party payors for the ThinPrep Imaging System and FirstCyte Breast Test, or that we will otherwise be able to generate significant revenue from sales of these products. We may be required to obtain FDA approval and secure adequate reimbursement from insurance companies and other third party payors for any other new products that we are able to develop or acquire, and we may not be able to do so.

We cannot guarantee we will obtain necessary regulatory approvals for our products.

        If we do not obtain all necessary regulatory approvals for any new products we are able to successfully develop or acquire, our ability to generate sales from new product offerings will materially suffer. The governments of the United States and other countries extensively regulate the manufacture and sale of medical diagnostic devices intended for commercial use. For example, United States commercial distribution of medical diagnostic devices generally requires FDA clearance or approval before selling may commence. Obtaining FDA and other required regulatory approvals can be time-consuming, expensive and uncertain. Regulatory approval frequently requires several years from the commencement of clinical trials to the receipt of regulatory approval. After any approvals, we remain subject to pervasive regulation and inspection for ongoing compliance with regulatory requirements. We may also need to obtain FDA approval for any other new products we are able to develop or acquire, and we cannot guarantee that we will be able to do so.

Our success depends on the market acceptance of our products and their cost.

        Our success and growth depends primarily on market acceptance of our ThinPrep System and ThinPrep Imaging System, including any follow-on applications of ThinPrep technology, such as the FirstCyte Breast Test. The laboratory cost of using the ThinPrep System and ThinPrep Imaging System for cervical cancer screening, both together and individually, is higher than that of a conventional Pap smear and competing liquid-based slide preparation systems. Due in part to increased competitive pressures in the healthcare industry to reduce costs, our ability to gain market acceptance of the ThinPrep System and follow-on products depends on our ability to demonstrate that the higher cost of using the ThinPrep System is offset by (i) a reduction in costs often associated with conventional Pap smears or competing liquid-based slide preparation systems, such as inaccurate diagnoses and the need for repeat Pap smears, as well as (ii) the ability to use our ThinPrep System for additional testing applications, such as testing for the human papillomavirus ("HPV"), Chlamydia trachomatis and Neisseria gonorrhea. In particular, for both the ThinPrep Imaging System and the FirstCyte Breast Test, we need to convince healthcare providers, insurance companies and other third party payors, and clinical laboratories of the clinical benefits and cost-effectiveness of these products. For the FirstCyte Breast Test, we await the results of the SEDE trial to support market acceptance of this product and its cost.

Some of our activities may subject us to risks under federal and state laws prohibiting "kickbacks" and false or fraudulent claims.

        We are subject to the provisions of a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of health care products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal health care program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices, such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, laboratories and other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices is ever evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition.

Our sales are dependent on third-party reimbursement.

        Widespread adoption of our ThinPrep System, ThinPrep Imaging System and the FirstCyte Breast Test in the United States and other countries is dependent upon the ability of healthcare providers and laboratories to secure adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. Although a majority of managed care organizations in the United States have added the ThinPrep Pap Test to their coverage, we cannot guarantee that reimbursement will increase or continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and clinical laboratories in the United States and other countries to use the ThinPrep System and ThinPrep Imaging System for cervical cancer screening, instead of the conventional Pap smear method or the products of our competitors. We also will be required to secure adequate reimbursement for any new products we develop or obtain, and we may not be able to do so successfully.

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

We may engage in acquisitions that may harm our operating results, dilute our stockholders' equity, divert management's attention from other important business concerns, and potentially create other difficulties for us.

        We may in the future pursue acquisitions that we believe could provide us with new technologies, products or service offerings, or enable us to obtain other competitive advantages.

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

  •
  diversion of management's attention from other business concerns;

  •
  difficulties associated with assimilating and integrating personnel, operations and technologies of acquired companies;

  •
  failure to retain key personnel;

  •
  loss of key customers, customer dissatisfaction or performance problems with the acquired company;

  •
  the costs associated with the integration of acquired operations; and

  •
  assumption of unknown liabilities.

        We may not be successful in overcoming the risks described above or any other problems associated with future acquisitions. Any of these risks and problems could materially harm our business, prospects, and financial condition. Additionally, we cannot guarantee that any companies we may acquire will achieve anticipated revenues and operating results.

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

        We face direct competition from a number of publicly-traded and privately-held companies, including manufacturers of liquid-based slide preparation systems. The development, FDA approval and commercial marketing of competitive systems for cervical cancer screening could have a material adverse effect on our business and financial condition.

Product liability suits against us could result in expensive and time-consuming litigation, payment of substantial damages and increases in our insurance rates.

        The sale and use of our products could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to detect a disorder for which it was being used to screen. A product liability claim could result in substantial damages and be costly and time-consuming to defend, either of which could materially harm our business or financial condition. We cannot assure that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.

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

        In addition, the Financial Accounting Standards Board has proposed, and is currently considering, changes to generally accepted accounting principles in the United States that would require us to record a charge to earnings for employee stock option grants. This pending standard would negatively impact our earnings and increase the volatility of our quarterly operating results. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, would have reduced net income by $43.8 million, $54.2 million and $39.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. See also Note 2(r) to the consolidated financial statements—Summary of Significant Accounting Policies: Stock-Based Compensation.

We currently have limited foreign sales capabilities and cannot guarantee success in foreign markets.

        Although we commenced sales of our ThinPrep System in countries outside the United States in 1998, only a small percentage of our sales to date have been to international markets. If we fail to increase international sales, our business and financial condition may suffer materially. We cannot guarantee that we will successfully develop foreign sales channels or capabilities that will enable us to generate significant revenue from international sales. Even if we are able to establish foreign sales capabilities, we may not be able to obtain favorable third-party reimbursements and required regulatory approvals in foreign countries. We may also face difficulty and added expense in complying with the U.S. and foreign regulations applicable to the sale and marketing of our products internationally.

We are uncertain if additional applications of our ThinPrep System will be successful.

        In addition to cervical cancer screening, the ThinPrep System serves as a platform for other gynecological applications, including testing for HPV using Digene's Hybrid Capture II HPV DNA Assay and testing for the sexually transmitted diseases Chlamydia trachomatis and Neisseria gonorrhea using Roche's COBAS Amplicor automated system. We intend to continue to evaluate additional uses of our ThinPrep technology in testing for the presence of other types of cancers and sexually transmitted diseases. We have not yet determined which of these additional applications we will seek to develop, commercialize or promote, alone or with other companies. We may not be able to successfully promote, commercialize or develop additional uses of our technology.

We are highly dependent on key personnel.

        We are highly dependent on the principal members of our management staff. Loss of our key personnel would likely impede achievement of our research and development, operational, or strategic objectives. To be successful, we must retain key employees and attract additional qualified employees.

Our success depends on our ability to protect our intellectual property rights.

        We rely on a combination of patents, trade secrets, copyrights, trademarks and confidentiality agreements to protect our proprietary technology, rights and know-how. We also are the exclusive licensee of certain patented technology for use in the field of cytology related to the ThinPrep System and in the field of breast cancer detection and treatment related to the FirstCyte Breast Test. If we fail to protect, defend and maintain our intellectual property rights, or if we are subject to a successful third party claim of infringement or violation of license terms, our business and financial condition will materially suffer.

Our reliance on sole source suppliers could harm our business.

        We currently obtain certain key components of the ThinPrep System and ThinPrep Imaging System, including our propriety filter material, from single sources. If we are unable to obtain sufficient quantities of these components that meet our quality and technical requirements at reasonable prices and in a timely manner, we will not be able to manufacture and sell our products on a timely and cost-competitive basis, which would materially and adversely affect our business and financial condition.

Our lack of redundant manufacturing facilities could harm our business.

        We assemble all of our ThinPrep Processors, the ThinPrep Imaging System and the FirstCyte Breast Test, as well as manufacture filters, at our facility in Boxborough, Massachusetts. We fill all of our vials at our facility in Londonderry, New Hampshire. The loss of any of these facilities would likely impede our manufacturing and sales efforts, which would materially and adversely affect our business and financial condition. We are currently working to establish site redundancy for our facility in Boxborough, Massachusetts. We are also working to establish an additional fill line in our Londonderry, New Hampshire facility but are not planning at this time to establish a redundant site for this facility.

Executive Officers of Cytyc Corporation

        The executive officers of Cytyc Corporation are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Patrick J. Sullivan (52)	Chief Executive Officer and Director (since March 1994). Concurrently serves as President (since July 2002, previously from March 1994 to January 2002). Chairman of the Board (since May 2002).
Daniel J. Levangie (53)
Executive Vice President (since July 2002). Mr. Levangie has held several positions with Cytyc Corporation, including President, Executive Vice President, Chief Operating Officer, Senior Vice President and Vice President, Commercial Operations (December 1997 to July 2002). Chief Executive Officer and President of Cytyc Health Corporation (July 2002 to December 2003).
Christopher A. Bleck (46)
Vice President, Commercial Operations (since December 2001). Corporate Vice President/General Manager Pediatric Products for Ross Products/Abbott Laboratories (1999 to 2001). Mr. Bleck held several positions with Abbott Laboratories, including Vice President Managed Care, Vice President Business Development for Abbott International, and President/General Manager Abbott Canada (1983 to 1999).
Peter D'Errico (46)	Vice President, Technical Operations (since 2002). Vice President, Corporate Marketing for Lumenis (2000 to 2002). Vice President, Worldwide Marketing for Chiron Diagnostics (1997 to 1999).
James Linder, M.D. (49)	Chief Medical Officer (since January 2002). Consulting Medical Director (December 1995 to January 2002).
A. Suzanne Meszner-Eltrich (51)	Vice President, General Counsel and Secretary (since September 1997). Concurrently served as Vice President, Human Resources (September 1997 to May 2002).
John P. McDonough (44)
Vice President, Business Development (since October 2003). Founder, CEO & President of Soundbite Communications (April 2000 to September 2003). President, COO & CFO for Direct Hit Technologies (August 1999 to April 2000). President, CFO and Board Director for Workgroup Technology Corp. (April 1998 to August 1999). President, COO & CFO for Workgroup Technology Corp. (April 1997 to April 1998).
Leslie Teso-Lichtman (45)
Acting Chief Financial Officer and Treasurer (since October 2003). Vice President (since August 1999). Controller (since June 1998). Vice President of Finance, Treasurer and Secretary for Matritech, Inc. (March 1992 to May 1998).

Item 2. Properties

        Our executive offices, research, and certain manufacturing and distribution operations are located in Boxborough, Massachusetts in a leased facility consisting of approximately 97,000 square feet. The lease of this facility has a term of seven years beginning November 1997, with an option to extend the term for an additional five years. In January 2004, we entered into a lease for up to approximately 216,000 square feet of facility space in Marlborough, Massachusetts, of which approximately 30,000 square feet already houses our corporate training and field service facility. This lease has a term of 15 years. We also own approximately 2.7 acres of land and 46,000 square feet of facilities housing additional manufacturing operations in Londonderry, New Hampshire. We also utilize a distribution facility consisting of approximately 37,000 square feet in Methuen, Massachusetts. We believe that we have adequate facilities to satisfy our operational requirements for the foreseeable future.

Item 3. Legal Proceedings

        On December 13, 2002, a purported federal securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and two of our officers, on behalf of a purported class of all persons who purchased our common stock between July 25, 2001 and June 25, 2002. The complaint alleges that the defendants failed to disclose material facts and made materially misleading misstatements about our historical and future financial performance. Since the initial suit was filed, five additional suits were filed in the same court, making the same or substantially similar allegations. The six actions have been consolidated into a single proceeding. We have filed a motion to have the case dismissed, which is currently pending before the court. We believe that the allegations are without merit and intend to defend ourselves vigorously. Given the early stage and current status of the litigation, we are unable to reasonably estimate the ultimate outcome of this case, and accordingly, minimal expense related to legal fees has been recorded to date.

        On June 16, 2003, we filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.'s ("TriPath") patents are invalid and not infringed by our ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against us in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts. Additionally, on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have our Massachusetts case dismissed. The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date. Based on the current case schedules we anticipate that a trial will be scheduled to occur sometime in 2005. We believe that the claims against us are without merit and intend to vigorously defend this suit. Given the early stage and current status of the litigation, we are unable to reasonably estimate the ultimate outcome of this case, and accordingly, minimal expense related to legal fees has been recorded to date.

        On November 17, 2003, DEKA Limited Partners Inc., the purported owner of certain patents licensed to us under a license agreement entered into by the parties in 1993, filed a demand for arbitration with the American Arbitration Association alleging that we have underpaid royalties. The arbitration process is at an early stage and we are unable to reasonably estimate the ultimate outcome. We believe that all royalties due and owing to DEKA Limited Partners Inc. have been paid in accordance with the terms of the agreement.

        We are also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder Matters

        Our common stock is traded on The NASDAQ National Market under the symbol "CYTC". The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on The NASDAQ National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
2002:
First Quarter	$27.99	$19.24
Second Quarter	27.53	5.73
Third Quarter	11.69	6.78
Fourth Quarter	11.48	8.19
2003:
First Quarter	$13.54	$9.92
Second Quarter	14.31	9.28
Third Quarter	15.81	10.14
Fourth Quarter	15.30	12.25

        On January 23, 2004, the last reported sales price of our common stock on the NASDAQ National Market was $14.85 per share. As of January 23, 2004, there were approximately 480 holders of record of our common stock.

        We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

        The selected consolidated financial data set forth below are derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statements of Operations Data:
Net sales	$303,060	$236,493	$220,993	$142,065	$81,100
Cost of sales	57,420	48,622	40,168	24,565	15,815

Gross profit	245,640	187,871	180,825	117,500	65,285

Operating expenses:
Research and development	14,724	14,524	18,975	14,171	13,372
In-process research and development (1)	—	—	56,000	—	—
Sales and marketing	79,547	69,971	59,161	55,162	44,017
General and administrative	28,008	23,125	16,987	13,872	6,765
Expenses related to terminated merger (2)	—	5,705	—	—	—

Total operating expenses	122,279	113,325	151,123	83,205	64,154

Income from operations	123,361	74,546	29,702	34,295	1,131
Other income, net (3)	2,622	2,711	8,006	4,721	4,639

Income before provision for income taxes	125,983	77,257	37,708	39,016	5,770
Provision for income taxes	49,763	29,363	25,073	853	130

Net income	$76,220	$47,894	$12,635	$38,163	$5,640

Net income per common and potential common share (4):
Basic	$0.69	$0.40	$0.11	$0.34	$0.05

Diluted	$0.68	$0.39	$0.10	$0.32	$0.05

Weighted average common and potential common shares outstanding (4):
Basic	110,983	120,114	115,396	110,754	107,346
Diluted	112,807	122,782	120,776	117,960	112,530
Balance Sheet Data:
Cash, cash equivalents and investment securities	$177,897	$163,744	$153,242	$88,845	$70,368
Total assets	390,900	361,626	386,760	170,886	112,328
Retained earnings (deficit)	99,644	23,424	(24,470)	(37,105)	(75,268)
Total stockholders' equity	353,631	324,728	350,308	147,046	94,991

(1)
We incurred in-process research and development charges totaling approximately $56.0 million in 2001 related to our acquisition of Pro Duct.

(2)
We incurred charges totaling approximately $5.7 million in 2002 related to our abandoned merger with Digene.

(3)
We received other income of $3.1 million in 2001 from a litigation settlement.

(4)
See Note 2(q) in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for an explanation of the computation of basic and diluted per share data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Cytyc Corporation designs, develops, manufactures, and markets the ThinPrep System and ThinPrep Imaging System for use in medical diagnostic applications. The ThinPrep System is widely used for cervical cancer screening and non-gynecologic cytology. The ThinPrep System consists of the ThinPrep Pap Test, ThinPrep 2000 Processor, ThinPrep 3000 Processor, and related reagents, filters, and other disposable supplies. The ThinPrep Imaging System is a device that uses computer imaging technology to assist in primary cervical cancer screening of ThinPrep Pap Test slides.

Critical Accounting Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. A "critical accounting estimate" is one which is both important to the portrayal of our financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We continuously evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Valuation of Long-Lived Assets, Intangibles and Goodwill.    We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of intangibles, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method. No such impairment charges have been recorded to date. We are required to perform an impairment review annually, or earlier if indicators of potential impairment exist. Based on our impairment review during 2003, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At December 31, 2003, we had $107.2 million of intangible assets, of which $91.1 million represents goodwill. An impairment to our intangible assets could result in a material, non-cash expense in our consolidated statement of income.

        Income Taxes and Deferred Taxes.    We file income tax returns in nine countries as well as many states and other localities. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. A 1% change in our 2003 effective income tax rate would have the effect of changing net income by approximately $1.3 million, or $0.01 per share. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" and "deferred tax liabilities" on our consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income.

        Legal Proceedings.    We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our significant legal proceedings are discussed in Note 9 to the consolidated financial statements.

        The above list is not intended to be a comprehensive list of all of our accounting estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with little need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto, beginning on page F-1, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.

Results of Operations

Years Ended December 31, 2003 and 2002

        Net sales increased to $303.1 million in 2003 from $236.5 million for 2002, an increase of 28%. Domestic net sales increased to $271.3 million in 2003 from $216.8 million for 2002, an increase of 25%, primarily due to increased sales of our ThinPrep Pap Test. Domestic sales of our ThinPrep Pap Test increased 27% in 2003 compared to 2002, reflecting a more than 20% increase in unit sales, while average selling prices increased slightly. Sales to our two largest customers, Quest Diagnostics, Inc. and Laboratory Corporation of America, accounted for 32% of net sales in 2003, as compared to 33% of net sales in 2002. We believe the rate of growth in net sales increased in 2003 compared to 2002 in part due to changes in inventory management by some of our laboratory customers in 2002, which impacted their ordering patterns during that year. International net sales increased to $31.8 million in 2003 from $19.7 million for 2002, an increase of 61%, reflecting both increased unit sales and average pricing of the ThinPrep Pap Test internationally, as well as the favorable impact of the weaker U.S. dollar on sales in foreign currencies. We believe we are seeing growing acceptance of our ThinPrep Pap Test in the international market, as evidenced by the growth in our international sales and the adoption of liquid-based cytology (the testing technique underlying the ThinPrep Pap Test) as the primary means of processing samples for cervical cell screening in England, Wales and Scotland.

        Gross profit increased to $245.6 million in 2003 from $187.9 million for 2002, an increase of 31%. The gross margin increased to 81% in 2003 as compared to 79% for 2002. The increase related primarily to the increased volume of shipments and higher average selling price during 2003 of our ThinPrep Pap Test.

        Total operating expenses increased to $122.3 million in 2003 from $113.3 million for 2002, an increase of 8%. Operating expenses for 2002 included a one-time charge of $5.7 million to write off costs related to the terminated merger with Digene Corporation.

        The primary contributors to the increase in operating expenses in 2003 were sales and marketing costs, which increased to $79.5 million in 2003 from $70.0 million for 2002, an increase of 14%. This increase reflects both market development and customer training costs associated with the ThinPrep Imaging System, which was released to market following FDA approval in June 2003. In addition, we increased our efforts towards developing the market and customer base for the ThinPrep Pap Test on an international basis, which contributed to the growth in international sales during the period. The increase also reflects the impact of the weaker U.S. dollar on international sales and marketing expenditures.

        Our research and development costs remained relatively consistent between 2002 and 2003, increasing slightly to $14.7 million in 2003 from $14.5 million for 2002, as savings from lower product development and regulatory efforts following the release of the ThinPrep Imaging System were offset by an increased investment in enhancements to our existing product technologies. For example, during 2003 we initiated collaborative research agreements with Harvard Medical School and Northeastern University, which may translate into further improvements to our testing platforms for cervical, breast and other forms of cancer.

        During the past three years, our research and development costs have been related primarily to the ThinPrep Imaging System, the FirstCyte Breast Test and enhancements to our existing product technologies. From its release in June 2003 through December 31, 2003, revenues recognized related to the ThinPrep Imaging System, which have been placed at customer sites under use plan agreements where revenue is recognized over the term of the use plan agreement, were less than one percent of total revenues. Revenues on sales of the FirstCyte Breast Test during the years ended December 31, 2003, 2002 and 2001 were less than one percent of total revenues. We continue to gather clinical data to support significant commercialization of this product. Our research and development expenditures also included enhancements to the ThinPrep 3000 Processor, our batch-processing system. While revenues from the sale of the ThinPrep 3000 Processor were approximately one percent of total revenues in 2003 and less than one percent of total revenues in 2002 and 2001, we believe the use of these Processors by our customers has supported the growth in sales of the ThinPrep Pap Test over the past three years.

        General and administrative costs increased to $28.0 million in 2003 from $23.1 million for 2002, an increase of 21%, largely due to increased business insurance and personnel-related expenditures. As a percentage of revenues, general and administrative expenses decreased slightly to 9% of revenues in 2003 from 10% for 2002.

        Interest income decreased to $2.4 million in 2003 from $3.5 million for 2002, a decrease of 31%, due primarily to lower interest rates and a lower cash balance available for investment.

        Our effective tax rate for 2003 increased to 39.5%, compared to 38% for 2002. The increase is primarily due to a reduction in research and development credits as a percentage of our taxable income. We anticipate that our effective tax rate in 2004 will decrease slightly to 39% due to savings following reorganization of our operations in 2003.

Years Ended December 31, 2002 and December 31, 2001

        Net sales increased to $236.5 million in 2002 from $221.0 million for 2001, an increase of 7%. Domestic net sales increased to $216.8 million in 2002 from $205.3 million for 2001, an increase of 6%, primarily due to increased sales of our ThinPrep Pap Test for cervical cancer screening. Domestic sales of our ThinPrep Pap Test increased 4% in 2002 compared to 2001, primarily reflecting an increase in unit sales, offset in part by a slight decrease in average selling prices related to customer mix. Sales to our largest customer, Quest Diagnostics, Inc., accounted for 20% of net sales in both 2002 and 2001. Sales to our second largest customer, Laboratory Corporation of America, accounted for 13% of net sales in 2002, compared to less than 10% of net sales in 2001. We believe the rate of growth in net sales decreased in 2002 compared to 2001 due primarily to changes in inventory management by some of our laboratory customers, which impacted their ordering patterns during 2002. International net sales increased to $19.7 million in 2002 from $15.7 million for 2001, an increase of 25%.

        Gross profit increased to $187.9 million in 2002 from $180.8 million for 2001, an increase of 4%. The gross margin decreased to 79% in 2002 as compared to 82% for 2001. The decrease related primarily to sales promotion discounts and to a lesser extent a larger percentage of total revenue with international customers who have lower average selling prices.

        Total operating expenses decreased to $113.3 million in 2002 from $151.1 million for 2001, a decrease of 25%. Operating expenses in 2002 included a one-time charge of $5.7 million to write off costs related to the terminated merger with Digene Corporation. Operating expenses in 2001 included a one-time charge of $56.0 million to write off the portion of the purchase price of Pro Duct Health, Inc. ("Pro Duct") allocated to in-process research and development projects. The in-process research and development projects related primarily to plans for clinical studies and continued development of the FirstCyte Breast

Test catheter. These clinical studies have been subsumed into other projects and development of the next generation catheter is nearing completion.

        The primary contributor to the increase in operating expenses in 2002 were sales and marketing costs, which increased to $70.0 million in 2002 from $59.2 million for 2001, an increase of 18%. This increase primarily reflects expenses associated with expansion of international subsidiaries, U.S. sales force meeting and travel expenses and personnel costs to develop the market and customer base for the FirstCyte Breast Test. At the same time, our research and development costs decreased to $14.5 million in 2002 from $19.0 million for 2001, a decrease of 23%, primarily as a result of lower engineering costs associated with our ThinPrep Imaging System development activities. General and administrative costs increased to $23.1 million in 2002 from $17.0 million for 2001, an increase of 36%, primarily due to a combination of increased personnel costs and professional fees in our infrastructure departments, which grew to support our business. As a percentage of revenues, general and administrative expenses increased to 10% of revenues in 2002 from 8% for 2001.

        Interest income decreased to $3.5 million in 2002 from $5.4 million for 2001, a decrease of 35%, due primarily to lower interest rates. We also recorded $3.1 million during 2001 in other income relating to the settlement of litigation with TriPath Imaging, Inc. Please refer to Note 9(d) in the notes to consolidated financial statements included in this Annual Report on Form 10-K for more information regarding this settlement.

        Our effective tax rate for 2002 was 38%. Our effective tax rate for 2001 was 66.5%, due primarily to the nondeductible in-process research and development charge related to the Pro Duct acquisition, partially offset by release of the valuation allowance related to certain of our net operating loss carryforwards and other deferred tax assets. As a result of our sustained profitability, we determined that the realization of our net deferred tax assets was more likely than not and, accordingly, eliminated the valuation allowance in 2001.

Liquidity and Capital Resources

        At December 31, 2003, we had cash, cash equivalents and investment securities totaling $177.9 million. Cash provided by operations was $82.5 million in 2003, compared to $98.0 million in 2002. The decrease in cash flows from operations in 2003 as compared to 2002 primarily reflects an increase in receivables in the fourth quarter of 2003 as well as an investment in inventory during 2003 to support the existing demand for the ThinPrep Imaging System released in June 2003 and purchases of key, sole source components. Our net accounts receivable increased 23% to $42.1 million at December 31, 2003 as compared to $34.1 million at December 31, 2002, reflecting the effects of an $11.6 million increase in fourth quarter sales in 2003 versus 2002. At the same time, our Days Sales Outstanding remained relatively flat at 46 days and we have had no significant issues of collectibility. The term "Days Sales Outstanding", which we calculate by dividing gross trade accounts receivable at the end of the period by our average daily consolidated net sales for the quarter, refers to roughly the number of days' worth of sales that are outstanding and unpaid at any given time. Our inventory increased 62% to $17.8 million at December 31, 2003, as compared to $11.0 million at December 31, 2002, to support the growth in our sales, timely deployment of the ThinPrep Imaging System and to ensure the availability of key raw materials.

        Our investing activities provided cash of $3.8 million in 2003, primarily as a result of $18.0 million in net proceeds from the sale of investment securities, offset in part by capital expenditures of $12.3 million. Our capital expenditures during 2003 included the cost of opening a new distribution facility and developing redundant manufacturing capabilities. Our investing activities during 2002 and 2001 used cash of $49.9 million and $90.2 million, respectively. These investing activities included capital expenditures of $6.7 million and $9.2 million, respectively. Investing activities in 2001 also included the purchase of Pro Duct for net cash of $25.8 million. During 2004, we expect to incur capital expenditures of approximately $18 million, which include improvements to certain of our manufacturing and distribution facilities as well as other machinery and equipment purchases to support the growth in our business.

        Our financing activities in 2003 and 2002 used cash of $56.3 million and $81.8 million, respectively, primarily related to the repurchase of our common stock, partially funded by proceeds from the exercise of common stock options and from our employee stock purchase plan. In 2003 and 2002, we repurchased $63.1 million and $92.7 million of our common stock, respectively. Our board of directors has authorized, in the aggregate, up to $200 million for the repurchase of shares of our common stock, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to our stock option holders upon exercise of their stock options. As of December 31, 2003, we had repurchased a total of 15.1 million shares of our common stock for cash totaling $155.8 million, with an average price paid of $10.29 per share.

        Our future contractual cash obligations as of December 31, 2003 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations
	Total	2004	2005	2006	2007	2008	Thereafter
Operating leases	$59,284	$3,168	$3,472	$4,010	$4,349	$4,292	$39,993
Inventory purchase commitments	32,050	5,525	5,525	3,000	3,000	3,000	12,000

Total contractual cash obligations	$91,334	$8,693	$8,997	$7,010	$7,349	$7,292	$51,993

        Our operating lease obligations relate primarily to our facilities, but also include certain automobiles and office equipment outside of the United States. These operating leases have expiration dates ranging from 2004 through 2018. The operating lease obligations in the table above include a lease we entered into in January 2004 for certain facilities in Marlborough, Massachusetts with a term of 15 years. In addition to operating leases, we have also entered into certain long term supply contracts with remaining terms of up to nine years to assure continuity of supply of certain key components and raw materials while maintaining high quality and reliability. In certain of these contracts, a minimum purchase commitment has been established. Our inventory purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

        We expect that our cash and cash equivalents, investment securities and cash flows from operating activities will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments and tax payments.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet financing arrangements apart from the operating leases described above.

Recent Accounting Pronouncement

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 has not had any effect on our financial position or results of operations. This interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We do not have any investments or arrangements which would be considered variable interest, and believe that the adoption of FIN 46 will not have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.    We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. All of our investments are in short-term, investment-grade commercial paper, corporate bonds, municipal bonds and U.S. Government and agency securities that are carried at fair value on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

        Primary Market Risk Exposures.    Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents and investment securities is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our business outside the United States is conducted in local currencies. We have no foreign exchange contracts, option contracts, or other foreign hedging arrangements. We estimate that any market risk associated with our foreign operations is not significant and is unlikely to have a material adverse effect on our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

        The information required by this item may be found on pages F-1 through F-28 of this Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Effective as of May 21, 2002, our board of directors dismissed Arthur Andersen LLP as our independent accountants. For the fiscal year ended December 31, 2001 and through the date of their dismissal, the former auditors did not disagree with us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to their satisfaction, would have caused them to make reference thereto in their report on the financial statements for such years. During the period from our inception to the date of their dismissal, there have been no reportable events as defined in Regulation S-K Item 304. Arthur Andersen LLP's accountants' report for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In response to our request, Arthur Andersen LLP has furnished us with a letter addressed to the SEC stating whether Arthur Andersen LLP agrees with the above statements. We have filed with the SEC a copy of such letter dated May 28, 2002 as Exhibit 16 to our Current Report on Form 8-K on May 28, 2002. On May 21, 2002, the audit committee recommended, and our board of directors approved, Deloitte & Touche LLP as our independent public accountants. Prior to retaining Deloitte & Touche LLP, we had not consulted with Deloitte & Touche LLP on any accounting, auditing or reporting matters.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely notification to them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b)
Changes in Internal Control.    During the fourth quarter of fiscal year 2003, there have been no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required under this item may be found under "Executive Officers of Cytyc Corporation" in Part I, Item 1—"Business" of this Annual Report on Form 10-K, as well as under the sections captioned "Election of Directors", "Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our Proxy Statement (the "2004 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003, and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required under this item may be found under the section captioned "Compensation and Other Information concerning Directors and Officers" in the 2004 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

        We offer various employee and director equity compensation plans, including the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan, the 2001 Non-Employee Director Stock Plan, the 1989 Stock Plan and the 1998 Stock Plan. Our primary stock plan, the 1995 Stock Plan, provides for the grant of various incentives, including nonqualified and incentive stock options, stock awards, and opportunities to make direct purchases of our common stock. The aggregate number of shares of common stock that may be issued pursuant to the 1995 Stock Plan is 6,000,000 plus, effective as of January 1, 1997 and each year thereafter, the excess, if any, of (i) five percent of the total number of shares of common stock issued and outstanding as of December 31 of the preceding year or then reserved for issuance upon the exercise or conversion of outstanding options, warrants or convertible securities, over (ii) the number of shares then remaining reserved and available for grant under the 1995 Stock Plan, subject to certain adjustments.

        All of our equity compensation plans have been approved by our stockholders. We do not have any warrants or stock appreciation rights outstanding under our equity compensation plans. The following table summarizes information about our equity compensation plans at December 31, 2003:

Number of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Shares Available for Future Issuance
21,005,188	$15.99	7,283,267

        Additional information required under this item may be found under the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required under this item may be found under the caption "Certain Relationships and Related Transactions" in the 2004 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        The information required under this item may be found under the caption "Principal Accounting Fees and Services" in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  (1)  Consolidated Financial Statements.

          For a list of the consolidated financial information included herein, see Index on page F-1.

  (a)
  (2)  Financial Statement Schedules.

          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

  (a)
  (3)  List of Exhibits.

          The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
2.1(9)	Agreement and Plan of Merger, dated October 17, 2001, by and among Cytyc Corporation, Pro Duct Health, Inc., and Cytyc Health Corporation.
2.2(10)	Amendment to Agreement and Plan of Merger, dated as of November 30, 2001, by and among Cytyc Corporation, Pro Duct Health Inc., and Cytyc Health Corporation.
2.3(11)	Agreement and Plan of Merger, dated as of February 19, 2002, by and among Cytyc Corporation, Digene Corporation, and Cruiser, Inc.
3.1(2)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.
3.2(2)	Amended and Restated By-Laws of Cytyc Corporation.
3.3(7)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
4.1(1)	Specimen certificate representing the Common Stock.
4.2(3)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the "Rights Agreement") which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.4**	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.
4.5(18)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.
10.1(1)*	1988 Stock Plan.
10.2(1)*	1989 Stock Plan.
10.3(1)*	1995 Stock Plan.
10.4(8)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.
10.5(12)*	1995 Employee Stock Purchase Plan, as amended.
10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.
10.7(1)	Form of Indemnification Agreement.

10.8(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.
10.9(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.
10.10(13)*	2001 Non-Employee Director Stock Plan.
10.11(14)*	Pro Duct Health, Inc. 1998 Stock Plan.
10.12(15)##	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002
10.13(15)##	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001
10.14(16)##	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003
10.15(17)*	Amended and Restated Director Compensation Method Plan
10.16(19)	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.
10.17**	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.
21.1**	List of Our Subsidiaries.
23.1**	Consent of Deloitte & Touche LLP.
24.1**	Power of Attorney (see signature page hereto).
31.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Leslie Teso-Lichtman, Vice President, Controller and Acting Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Leslie Teso-Lichtman, Vice President, Controller and Acting Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(13)
Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 8, 2001.

(14)
Incorporated herein by reference to Exhibit 4 to our Registration Statement on Form S-8, filed December 17, 2001 (File No. 333-75292).

(15)
Incorporated herein by reference to Exhibits to our Annual Report on Form 10-K, filed March 24, 2003.

(16)
Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 13, 2003.

(17)
Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed August 8, 2003.

(18)
Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(19)
Incorporated herein by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

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

          On November 24, 2003, we filed a current report on Form 8-K to disclose that we issued a press release announcing that Marla S. Persky had been elected to the Board of Directors of Cytyc. A copy of the release was filed as an exhibit to such Form 8-K.

  Subsequent 8-K filing

          On January 28, 2004, we filed a current report on Form 8-K to disclose that we issued a press release announcing our earnings for the quarter and year ended December 31, 2003. A copy of the release was furnished as an exhibit under Item 12 of such Form 8-K.

  (c)
  Exhibits

          We hereby file as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above. Exhibits which are incorporated herein by reference may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Washington, D.C. 20549. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address http://www.sec.gov.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION
Date: January 30, 2004	By:	/s/ PATRICK J. SULLIVAN Patrick J. Sullivan Chief Executive Officer and President

POWER OF ATTORNEY AND SIGNATURES

        We, the undersigned officers and directors of Cytyc Corporation, hereby severally constitute and appoint Patrick J. Sullivan and Leslie Teso-Lichtman, and each of them singly, our true and lawful attorneys, with full power to both of them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K and generally to do all things in our names and on our behalf in such capacities to enable Cytyc Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ PATRICK J. SULLIVAN Patrick J. Sullivan	Chief Executive Officer (Principal Executive Officer), President, and Chairman of the Board of Directors	January 30, 2004
/s/ LESLIE TESO-LICHTMAN Leslie Teso-Lichtman	Vice President, Controller and Acting Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	January 30, 2004
/s/ WALTER E. BOOMER Walter E. Boomer	Director	January 30, 2004
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	January 30, 2004

/s/ BROCK HATTOX Brock Hattox	Director	January 30, 2004
/s/ DANIEL LEVANGIE Daniel Levangie	Executive Vice President, Director	January 30, 2004
/s/ JOSEPH B. MARTIN, M.D., PH.D. Joseph B. Martin, M.D., Ph.D.	Director	January 30, 2004
/s/ WILLIAM MCDANIEL William McDaniel	Vice Chairman of the Board of Directors	January 30, 2004
/s/ MARLA PERSKY Marla Persky	Director	January 30, 2004
/s/ WAYNE WILSON Wayne Wilson	Director	January 30, 2004

CYTYC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Cytyc Corporation:

        We have audited the accompanying consolidated balance sheets of Cytyc Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated financial statements for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 21, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the consolidated financial statements of Cytyc Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2 to the consolidated financial statements, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Our audit procedures with respect to the disclosures in Note 2 (j) with respect to 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustment to reported net income representing amortization expense recognized in 2001 related to goodwill to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 27, 2004

This is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in these financial statements. The financial statements as of December 31, 2000 and 2001 and for the years ended December 31, 1999 and 2000 are not presented herein.

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

CYTYC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$71,597	$39,251
Investment securities	106,300	124,493
Accounts receivable, net of allowance of $1,744 and $2,103 at December 31, 2003 and 2002, respectively	42,070	34,066
Inventories	17,801	11,012
Deferred tax assets, net	2,730	7,731
Prepaid expenses and other current assets	2,129	2,046

Total current assets	242,627	218,599

Property and equipment, net	32,561	27,281

Intangible assets:
Patented technology, net of accumulated amortization of $236 and $227 at December 31, 2003 and 2002, respectively	194	203
Developed technology and know-how, net of accumulated amortization of $3,045 and $1,583 at December 31, 2003 and 2002, respectively	15,955	17,417
Goodwill	91,097	91,097

Total intangible assets	107,246	108,717

Other assets, net	8,466	7,029

Total assets	$390,900	$361,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,364	$7,106
Accrued expenses	23,141	26,711
Deferred revenue	1,415	2,768

Total current liabilities	32,920	36,585

Deferred tax liabilities, net	4,221	—
Other non-current liabilities	128	313
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value—
Authorized—5,000,000 shares
No shares issued or outstanding	—	—
Common stock, $0.01 par value—
Authorized—200,000,000 shares
Issued—124,725,579 and 123,179,055 in 2003 and 2002, respectively
Outstanding—109,581,540 and 113,555,378 in 2003 and 2002, respectively	1,247	1,232
Additional paid-in capital	405,828	392,253
Treasury stock, at cost: 15,144,039 and 9,623,677 shares in 2003 and 2002, respectively	(155,767)	(92,717)
Deferred compensation	—	(240)
Accumulated other comprehensive income	2,679	776
Retained earnings	99,644	23,424

Total stockholders' equity	353,631	324,728

Total liabilities and stockholders' equity	$390,900	$361,626

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Net sales	$303,060	$236,493	$220,993
Cost of sales	57,420	48,622	40,168

Gross profit	245,640	187,871	180,825

Operating expenses:
Research and development	14,724	14,524	18,975
In-process research and development	—	—	56,000
Sales and marketing	79,547	69,971	59,161
General and administrative	28,008	23,125	16,987
Expenses related to terminated merger (Note 4(b))	—	5,705	—

Total operating expenses	122,279	113,325	151,123

Income from operations	123,361	74,546	29,702

Other income, net:
Interest income	2,425	3,505	5,412
Other income (expense)	197	(794)	(493)
Litigation settlement	—	—	3,087

Total other income, net	2,622	2,711	8,006

Income before provision for income taxes	125,983	77,257	37,708
Provision for income taxes	49,763	29,363	25,073

Net income	$76,220	$47,894	$12,635

Net income per common and potential common share:
Basic	$0.69	$0.40	$0.11

Diluted	$0.68	$0.39	$0.10

Weighted average common and potential common shares outstanding:
Basic	110,983	120,114	115,396
Diluted	112,807	122,782	120,776

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

		Common Stock					Accumulated Other Compre- hensive Income(Loss)
	Compre- hensive Income	Number of Shares	Value	Additional Paid-in Capital	Treasury Stock	Deferred Compen- sation		Retained (Deficit) Earnings	Total Stockholders' Equity
Balance, December 31, 2000		113,039,385	$1,130	$183,653	$—	$—	$(632)	$(37,105)	$147,046
Exercise of common stock options	—	2,733,117	27	8,714	—	—	—	—	8,741
Issuance of common stock to non-employees for services	—	3,000	—	52	—	—	—	—	52
Issuance of shares under employee stock purchase plan	—	61,280	1	1,065	—	—	—	—	1,066
Issuance of shares under directors' and executive stock plans		24,162	1	392	—	—	—	—	393
Exercise of common stock warrant	—	494,400	5	(5)	—	—	—	—	—
Issuance of common stock for Pro Duct acquisition	—	5,000,000	50	140,114	—	—	—	—	140,164
Deferred compensation for common stock options assumed in Pro Duct acquisition	—	—	—	1,054	—	(1,054)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	55	—	—	55
Tax benefit from stock options exercised	—	—	—	41,053	—	—	—	—	41,053
Comprehensive income—
Net income	$12,635	—	—	—	—	—	—	12,635	12,635
Other comprehensive loss, net—
Unrealized gain on securities	98	—	—	—	—	—	98	—	98
Translation adjustments	(995)	—	—	—	—	—	(995)	—	(995)

Comprehensive income	$11,738	—	—	—	—	—	—	—	—

Balance, December 31, 2001		121,355,344	1,214	376,092	—	(999)	(1,529)	(24,470)	350,308
Exercise of common stock options	—	1,696,817	17	9,735	—	—	—	—	9,752
Issuance of shares under employee stock purchase plan	—	108,411	1	1,166	—	—	—	—	1,167
Issuance of shares under directors' and executive stock plans	—	18,483	—	306	—	—	—	—	306
Repurchase of 9,623,677 shares of common stock	—	—	—	—	(92,717)	—	—	—	(92,717)
Stock-based compensation to consultant and related amortization	—	—	—	281	—	(198)	—	—	83
Amortization of and adjustments to deferred compensation for Pro Duct stock options	—	—	—	(615)	—	957	—	—	342
Tax benefit from stock options exercised	—	—	—	5,288	—	—	—	—	5,288
Comprehensive income—
Net income	$47,894	—	—	—	—	—	—	47,894	47,894
Other comprehensive income net—
Unrealized gain on securities	141	—	—	—	—	—	141	—	141
Translation adjustments	2,164	—	—	—	—	—	2,164	—	2,164

Comprehensive income	$50,199	—	—	—	—	—	—	—	—

Balance, December 31, 2002		123,179,055	1,232	392,253	(92,717)	(240)	776	23,424	324,728
Exercise of common stock options	—	1,340,984	13	5,558	—	—	—	—	5,571
Issuance of shares under employee stock purchase plan	—	137,018	2	1,193	—	—	—	—	1,195
Issuance of shares under directors' and executive stock plans	—	68,522	—	887	—	—	—	—	887
Repurchase of 5,520,362 shares of common stock	—	—	—	—	(63,050)	—	—	—	(63,050)
Stock-based compensation to consultant and related amortization	—	—	—	(78)	—	198	—	—	120
Amortization of and adjustments to deferred compensation for Pro Duct stock options	—	—	—	(18)	—	42	—	—	24
Tax benefit from stock options exercised	—	—	—	6,033	—	—	—	—	6,033
Comprehensive income—
Net income	$76,220	—	—	—	—	—	—	76,220	76,220
Other comprehensive income, net—
Unrealized loss on securities	(188)	—	—	—	—	—	(188)	—	(188)
Translation adjustments	2,091	—	—	—	—	—	2,091	—	2,091

Comprehensive income	$78,123	—	—	—	—	—	—	—	—

Balance, December 31, 2003		124,725,579	$1,247	$405,828	$(155,767)	$—	$2,679	$99,644	$353,631

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$76,220	$47,894	$12,635
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,747	7,717	4,852
Provision for doubtful accounts	(242)	468	567
Amortization of warrant	—	1,205	2,499
Acquired in-process research and development	—	—	56,000
Non-cash gain from settlement of litigation	—	—	(2,712)
Compensation expense related to issuance of stock to directors, executives and non-employee awards	1,007	389	445
Compensation expense related to stock options assumed in acquisition	24	342	55
Change in deferred income taxes	8,085	15,142	(20,540)
Changes in assets and liabilities, excluding effects of acquisition—
Accounts receivable	(6,695)	17,613	(10,549)
Inventories	(6,581)	(340)	598
Prepaid expenses and other current assets	(42)	(558)	(639)
Accounts payable	1,131	(3,125)	2,829
Accrued expenses	(3,768)	4,711	5,156
Deferred revenue	(1,381)	1,263	(576)
Tax benefit from exercise of stock options	6,033	5,288	41,053

Net cash provided by operating activities	82,538	98,009	91,673

Cash flows from investing activities:
Acquisition of ProDuct Health Inc., net of cash acquired	—	—	(25,791)
Increase in other assets	(1,907)	(162)	(1,147)
Purchases of property and equipment.	(12,312)	(6,657)	(9,248)
Purchases of investment securities	(140,023)	(156,469)	(156,293)
Proceeds from sale of investment securities	158,071	113,431	102,317

Net cash provided by (used in) investing activities	3,829	(49,857)	(90,162)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	5,571	9,752	8,741
Proceeds from issuance of shares under employee stock purchase plan	1,195	1,167	1,066
Purchase of treasury shares	(63,050)	(92,717)	—

Net cash (used in) provided by financing activities	(56,284)	(81,798)	9,807

Effect of exchange rate changes on cash	2,263	969	(995)

Net increase (decrease) in cash and cash equivalents	32,346	(32,677)	10,323
Cash and cash equivalents, beginning of year	39,251	71,928	61,605

Cash and cash equivalents, end of year	$71,597	$39,251	$71,928

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$41,749	$3,542	$1,866

Supplemental disclosure of non-cash items:
Unrealized holding (loss) gain on investment securities	$(188)	$141	$98

Issuance of common stock warrant to Quest Diagnostics, Inc	$—	$—	$5

Issuance of shares under director's and executive stock plans	$887	$306	$393

Issuance of common stock to non-employees for services	$—	$—	$52

In connection with the acquisition of ProDuct Health Inc., the following non-cash transactions occurred:
Fair value of assets acquired	$—	$—	$115,158
In-process research and development	—	—	56,000
Fair value of common shares issued and stock options assumed	—	—	(140,164)
Cash paid for acquisition and acquisition costs	—	—	(25,791)

Liabilities assumed	$—	$—	$5,203

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(1)   The Company

        Cytyc Corporation and subsidiaries (the "Company") design, develop, manufacture and market sample preparation and imaging systems for medical diagnostic applications. The Company's principal product, the ThinPrep System, is an automated system for the preparation of cervical specimens and non-gynecological samples on microscope slides.

        In 1991, the Company commenced commercial sales of ThinPrep Processors, reagents, filters and related disposable supplies for non-gynecological diagnostic applications to clinical laboratories and hospitals. In May, 1996, the Company received clearance from the U.S. Food and Drug Administration ("FDA") to market the ThinPrep System for cervical cancer screening. In June, 2003, the Company received clearance from the FDA to market the ThinPrep Imaging System, a device that uses computer imaging technology to assist in primary cervical cancer screening of ThinPrep Pap Test slides.

        On November 30, 2001, the Company acquired Pro Duct Health, Inc. ("Pro Duct"), a privately held company that developed a ductal lavage device to enhance the evaluation of risk for breast cancer. Using this technology, the Company introduced the FirstCyte Breast Test.

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

  (b)    Foreign Currency Translation

        The accounts of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. The Company has determined that the functional currency of its subsidiaries should be their local currencies. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. As a result, gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains or losses are recorded immediately to income. The Company had realized and unrealized net foreign currency transaction gains (losses) of approximately $52,000, $(847,000) and $(192,000) in 2003, 2002 and 2001, respectively.

  (c)    Financial Instruments

        The estimated fair market values of the Company's financial instruments, which include marketable securities, accounts receivable and accounts payable, approximate their carrying values due to the short-term nature of these instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, investment securities and accounts receivable. The Company places its investments in highly rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. As of December 31, 2003 and 2002, the accounts receivable balance from one customer represented approximately 15% and 11% of the Company's accounts receivable. No other customers had accounts receivable balances representing more than 10% of accounts receivable as of December 31, 2003 and 2002.

  (d)    Dependence on Single Source Suppliers

        Certain key components of the ThinPrep System and the ThinPrep Imaging System, including its proprietary filter material, are currently provided to the Company by single sources. In the event that the Company is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis, which would have a material adverse effect on the Company's business, consolidated financial position and results of operations.

  (e)    Cash and Cash Equivalents

        Cash equivalents consist of money market mutual funds, commercial paper, corporate bonds, municipal bonds and U.S. Government securities with original maturities, at date of purchase, of three months or less.

  (f)    Investment Securities

        The Company follows the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investment securities as available-for-sale and records them at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders' equity (see Note 2 (s)).

        At December 31, 2003, the Company's available-for-sale debt securities had contractual maturities that expire at various dates through December 2005. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At December 31, 2003 and 2002, the amortized cost basis, aggregate fair value, gross unrealized holding gains and average months to maturity by major security type are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
	(in thousands)
December 31, 2003
Municipal Bonds (average maturity of 13.3 months)	$38,754	$21	$38,775
U.S. Government and Agency securities (average maturity of 8.3 months)	37,265	20	37,285
Corporate Bonds (average maturity of 6.8 months)	28,175	68	28,243
Commercial Paper (average maturity of 1.7 months)	1,997	—	1,997

	$106,191	$109	$106,300

December 31, 2002
U.S. Government and Agency securities (average maturity of 3.4 months)	$86,431	$180	$86,611
Corporate Bonds (average maturity of 8.5 months)	31,898	60	31,958
Commercial Paper (average maturity of 4.5 months)	895	—	895
Certificates of Deposit (average maturity of 5.1 months)	5,015	14	5,029

	$124,239	$254	$124,493

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

  (j)    Intangible Assets

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but, instead, be measured for impairment at least annually, or whenever events indicate that there may be an impairment. Other identifiable intangible assets will continue to be amortized over their estimated useful lives and reviewed for impairment if circumstances warrant.

        On January 1, 2002, the Company adopted SFAS No. 142, as required, which resulted in no adjustment to the carrying amount of goodwill. The Company has selected July in which to perform its annual evaluation of goodwill for impairment. As of July 31, 2003 and 2002, it was determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. There were no indicators of impairment subsequent to this annual review to require further assessment. The Company's other intangible assets, patented technology and developed technology and know-how, are being amortized over their estimated useful lives of 25 years and 13 years, respectively. Impairment of these other intangible assets is determined as described in Note 2(l).

        Had the provisions of SFAS No. 142 been applied for the year ended December 31, 2001, the Company's net income and net income per share would have been as follows:

Amount
(in thousands, except per share data)
Reported net income	$12,635
Goodwill amortization, net of tax	148

Adjusted net income	$12,783

Diluted net income per common and potential common share:
As reported	$0.10

As adjusted	$0.11

        Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

Amount
(in thousands)
2004	$1,470
2005	1,470
2006	1,470
2007	1,470
2008	1,470
Thereafter	8,799

Total	$16,149

        The following table summarizes the Company's intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
December 31, 2003
Amortizable intangible assets:
Patented technology	$430	$236	$194
Acquired developed technology and know-how	19,000	3,045	15,955

Total amortizable intangible assets	19,430	3,281	16,149
Goodwill	91,097	—	91,097

	$110,527	$3,281	$107,246

December 31, 2002
Amortizable intangible assets:
Patented technology	$430	$227	$203
Acquired developed technology and know-how	19,000	1,583	17,417

Total amortizable intangible assets	19,430	1,810	17,620
Goodwill	91,097	—	91,097

	$110,527	$1,810	$108,717

  (k)    Other Assets

        Other assets at December 31, 2003 consist primarily of equipment installed at customer sites under use-plan agreements and rental arrangements. Under both of these arrangements, the equipment remains the Company's property and the cost of the equipment is amortized to cost of sales over the respective terms of the customer arrangements, which are generally between three and five years. Use-plan agreements commit the customer to purchase certain minimum quantities of disposable supplies (ThinPrep Pap Tests) from the Company at a stated price over a defined contract term. Rental agreements may or may not commit the customer to purchase minimum quantities of disposable supplies. Other assets at December 31, 2002 consist primarily of the value of common shares and a related receivable which were received as a result of a litigation dispute resolution (see Note 9 (d)) and ThinPrep Processors under use-plan agreements and rental arrangements with customers.

  (l)    Long-lived Assets

        The Company accounts for impairments of long-lived assets subject to amortization using SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Prior to 2002, the Company applied the impairment tests set forth in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of SFAS No. 144 in 2002 did not have a material impact on the Company's financial position or results of operations.

  (m)    Product Warranty Obligation

        The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company does not accept product returns. The Company's product warranty obligations are included in accrued expenses.

  (n)    Revenue Recognition

        The Company generally recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Revenues for contracts which contain multiple deliverables are allocated among the separate units based upon their relative fair values. The Company generally recognizes revenue on product sales of both processors and disposable supplies either upon shipment or upon delivery, depending on the shipping terms of the transaction and when delivery is deemed to have occurred. Provisions for estimated discounts and rebates are recorded as a reduction of net sales in the same period revenue is recognized. For processor sales where the Company is obligated to perform installation or training that is deemed critical to the functionality of the processor, revenue is deferred until after installation or training has occurred.

        The Company also sells disposable supplies (ThinPrep Pap Tests) under use-plan agreements. Under use-plan agreements, the Company installs its equipment, either a ThinPrep Processor or a ThinPrep Imaging System, at customer sites and customers commit to purchasing minimum quantities of disposable supplies at a stated price over a defined contract term, generally between three and five years. Revenue is recognized over the term of the use-plan agreement as disposable supplies are delivered. Accordingly, no revenue is recognized upon delivery of the equipment.

        Revenues from sales of service contracts are deferred and recognized ratably over the service period. The Company also rents processors to customers. Revenues from rental agreements are recorded over the terms of the rental agreements.

        In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition. SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force ("EITF") No. 00-21. The adoption of SAB 104 did not have a material impact on the Company's financial position or results of operations.

  (o)    Research and Development Costs

        The Company charges research and development costs to operations as incurred.

  (p)    Income Taxes

        The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect when these differences reverse.

  (q)    Net Income Per Common Share

        The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires companies to report both basic and diluted per share data for all periods for which a statement of operations is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Basic weighted average common shares outstanding	110,983	120,114	115,396
Dilutive effect of assumed exercise of stock options	1,824	2,668	5,380

Weighted average common shares outstanding assuming dilution	112,807	122,782	120,776

        Diluted weighted average shares outstanding excludes 11,812,217, 11,700,422 and 244,079 potential common shares from stock options outstanding for the years ended December 31, 2003, 2002 and 2001, respectively, because the exercise prices of such stock options were higher than the average closing price of the Company's common stock as quoted on The NASDAQ National Market during the periods mentioned and, accordingly, their effect would be anti-dilutive.

  (r)    Stock-Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company has elected to continue to use the intrinsic value-based method to account for employee stock option awards under the provisions of Accounting Principles Board Opinion No. 25 and provides disclosures based on the fair value method in the notes to the financial statements (Note 8) as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

        Prior to October 2003, pro forma compensation cost for the Company's stock options has been calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. In October 2003, the Company revised the assumptions utilized by the Black-Scholes model in determining pro forma compensation cost based on updated historical data of option exercise behavior, such that the cost is determined based on the multiple-option valuation approach. As a result, beginning in October 2003, the Company has calculated pro forma compensation cost for all outstanding unvested stock options and any stock options granted since that time using the accelerated amortization method prescribed in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Utilizing these assumptions, pro forma net income (loss) and net income (loss) per share would have been the following if compensation cost for the Company's stock option plans had been determined consistent with SFAS No. 123:

	December 31
	2003	2002	2001
	(in thousands, except per share data)
Net income, as reported	$76,220	$47,894	$12,635
Assumed stock compensation cost, net of tax	(43,802)	(54,240)	(39,384)

Pro forma net income (loss)	$32,418	$(6,346)	$(26,749)

Net income (loss) per common and potential common share:
Basic—as reported	$0.69	$0.40	$0.11

Basic—pro forma	$0.29	$(0.05)	$(0.23)

Diluted—as reported	$0.68	$0.39	$0.10

Diluted—pro forma	$0.29	$(0.05)	$(0.22)

        The weighted average fair market value of the stock options as of the date of grant for the years ended December 31, 2003, 2002 and 2001, was $7.50, $11.49 and $17.37, respectively.

        The underlying assumptions used in the Black-Scholes model are as follows:

	December 31,
	2003	2002	2001
Risk-free interest rate	2.64%	3.81%	4.49%
Expected dividend yield	—	—	—
Expected lives	4.00	5.00	5.00
Expected volatility	84%	92%	96%

  (s)    Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income is the total of net income and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale and foreign currency translation adjustments, reflected net of tax. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of stockholders' equity.

        The components of accumulated other comprehensive income (loss) are as follows:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
		(in thousands)
Balance as of December 31, 2000	$(647)	$15	$(632)
Current period change	(995)	98	(897)

Balance as of December 31, 2001	(1,642)	113	(1,529)
Current period change	2,164	141	2,305

Balance as of December 31, 2002	522	254	776
Current period change	2,091	(188)	1,903

Balance as of December 31, 2003	$2,613	$66	$2,679

  (t)    Segment and Enterprise-Wide Reporting

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise, as defined. The Company derives all of its operating revenue from the sale and support of one group of similar products and services. Accordingly, based on the criteria set forth in SFAS No. 131, the Company currently operates in one segment, medical diagnostic equipment.

        SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and significant customers. Substantially all of the Company's assets are located within the United States. During 2003, 2002 and 2001, the Company derived its sales from the following geographies (as a percentage of net sales):

	Years Ended
	2003	2002	2001
United States	90%	92%	93%
Rest of World	10%	8%	7%

	100%	100%	100%

        In 2003, sales to two customers represented approximately 22% and 10%, respectively, of net sales. In 2002, sales to two customers represented approximately 20% and 13%, respectively, of net sales. In 2001, sales to one customer represented approximately 20%, respectively, of net sales.

  (u)    Recent Accounting Pronouncement

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 has not had any effect on the Company's financial position or results of operations. This interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not have any investments or arrangements which would be considered variable interest, and believes that the adoption of FIN 46 will not have a material impact on its financial position or results of operations.

  (v)    Reclassifications

        Certain prior years' amounts have been reclassified to conform to the current year's presentation.

(3)   Other Balance Sheet Information

        Components of selected captions in the consolidated balance sheets at December 31 consisted of:

	2003	2002
	(in thousands)
Inventories
Raw materials and work-in-process	$10,580	$7,388
Finished goods	7,221	3,624

	$17,801	$11,012

Property and Equipment
Equipment	$20,441	$15,612
Furniture, fixtures and computer equipment	16,521	13,628
Leasehold improvements	8,066	8,479
Land	579	579
Building	4,823	1,872
Construction-in-process	9,006	6,425

	59,436	46,595
Less—accumulated depreciation and amortization	26,875	19,314

	$32,561	$27,281

Accrued Expenses
Accrued compensation	$13,160	$9,207
Accrued sales and marketing	3,166	4,622
Accrued taxes	1,742	6,348
Accrued product warranty	925	1,923
Accrued royalties	1,581	1,397
Other accruals	2,567	3,214

	$23,141	$26,711

        Changes in the product warranty obligations for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Balance, beginning of year	$1,923	$699
New warranties	186	930
Payments	(1,184)	(992)
Adjustments	—	1,286

Balance, end of year	$925	$1,923

(4)   Acquisitions

  (a)    Acquisition of Pro Duct Health, Inc.

        On November 30, 2001, the Company acquired Pro Duct, which had developed a proprietary ductal lavage technology to aid in breast cancer risk assessment. Using this technology, the Company introduced the FirstCyte Breast Test, which is currently used for women who are at high risk for breast cancer to detect changes in cells lining the milk ducts, where an estimated 95 percent of all breast cancers originate. In connection with this acquisition, the Company issued an aggregate of approximately 5.0 million shares of the Company's common stock valued at $137.7 million and $38.5 million in cash in exchange for all of the outstanding capital stock, vested options and warrants of Pro Duct. The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141. The Company allocated approximately $56.0 million of the purchase price to in-process research and development projects, the cost of which was charged to expense in November 2001. The in-process research and development projects related primarily to plans for clinical studies and continued development of the FirstCyte Breast Test catheter. These clinical studies have been subsumed into other projects and development of the next generation catheter is nearing completion. The Company also allocated approximately $19.0 million to developed technology and know-how, which is being amortized over a period of 13 years. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets of approximately $92.7 million as of November 30, 2001 was allocated to goodwill. Upon finalization of the purchase price allocation during 2002, goodwill was reduced by approximately $3.8 million as a result of a revision in certain estimates related to deferred taxes and the actual cost of the acquisition.

  (b)    Termination of Digene Acquisition

        On June 24, 2002, the Company announced that the U.S. Federal Trade Commission ("FTC") had voted to seek to block Cytyc's proposed acquisition of Digene Corporation ("Digene"). The five-member commission authorized the staff to seek a court order to prevent the acquisition from being consummated. On June 30, 2002, the merger agreement was terminated and, accordingly, the Company expensed approximately $5.7 million in prepaid acquisition costs during 2002 in the accompanying consolidated statement of income.

(5)   Allowance for Doubtful Accounts

        A summary of the allowance for doubtful accounts activity is as follows:

	December 31,
	2003	2002	2001
	(in thousands)
Balance, beginning of year	$2,103	$1,987	$1,510
Amounts provided	(242)	468	567
Amounts written off	(117)	(352)	(90)

Balance, end of year	$1,744	$2,103	$1,987

(6)   Income Taxes

        The components of the Company's provision for income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$37,202	$509	$3,071
Foreign	401	44	41
State	4,075	3,370	1,447

Total current	41,678	3,923	4,559

Deferred
Federal	7,640	24,241	20,320
State	445	1,199	194

Total deferred	8,085	25,440	20,514

Total provision for income taxes	$49,763	$29,363	$25,073

        A reconciliation of the federal statutory rate to the Company's effective income tax rate is as follows:

	December 31,
	2003	2002	2001
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Research and development credits	—	(0.3)	(2.8)
Research and development write-off related to Pro Duct acquisition	—	—	51.8
Changes in valuation allowance	—	—	(29.9)
State tax provision, net of federal benefit	2.9	4.3	9.0
Other	1.6	(1.0)	3.4

Effective tax rate	39.5%	38.0%	66.5%

        In 2001, the Company reversed the December 31, 2000 valuation allowance of $38.0 million as it became more likely than not that the deferred tax assets subject to the valuation allowance would be realized.

        The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$5,698
Research and development and other tax credit carryforwards	1,924	3,449
Capitalized research and development expenses	305	1,032
Amortization of acquisition-related charges	1,029	1,481
Warranty reserve	353	729
Deferred income	484	295
Depreciation	234	1,268
Bad debt reserve	632	625
Inventory reserve	1,003	323
Employee benefit related reserves	250	471
Other temporary differences	8	(290)

Deferred tax asset	6,222	15,081

Deferred tax liabilities:
Acquired know-how	(5,964)	(6,618)
Other	(1,749)	(120)

Deferred tax liabilities	(7,713)	(6,738)

Net deferred tax (liabilities) assets	$(1,491)	$8,343

        The Company has research and development tax credit carryforwards for state tax purposes, net of federal benefit, of approximately $1.9 million at December 31, 2003 that will expire at various dates beginning in 2004 and through 2018 if not utilized.

(7)   Stockholders' Equity

  (a)    Common Stock Reserved

        As of December 31, 2003, the Company has reserved common stock for issuance as follows:

Number of Shares
Employee and Director stock incentive plans	28,288,455
Employee stock purchase plan	759,451

29,047,906

  (b)    Stock Repurchase Program

        In January 2002, the Company established a five-year stock repurchase program, with authority to spend up to $50,000,000. At the same time, the Board of Directors authorized the Company to repurchase under the program additional shares in an amount equal to the number of shares issued to the Company's stock option holders upon exercise of their stock options. On subsequent dates, the Board of Directors authorized an increase in repurchase authority of up to an aggregate amount of $200,000,000, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company's stock option holders upon exercise of their stock options, which is available through November 2007. As of December 31, 2003, the Company had repurchased 15,144,039 shares under the program for cash totaling approximately $155,767,000, with an average price paid of $10.29 per share. As of December 31, 2003, all of the 15,144,039 repurchased common shares were held in treasury.

  (c)    Preferred Stock

        The Company's bylaws provide for and the Board of Directors and stockholders authorized 5,000,000 shares of $0.01 par value Preferred Stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without further vote or action by the stockholders.

  (d)    Stockholders' Rights Plan

        On August 6, 1997 the Board of Directors declared a dividend of one Preferred Stock purchase right for each outstanding share of the Company's common stock to stockholders of record at the close of business on September 5, 1997. Each right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a purchase price of $110 per unit, subject to adjustment. The rights are not exercisable or transferable apart from the common stock until (a) 10 days after the public announcement that a person or group (an "Acquiring Person") has acquired 15% or more of the Company's common stock, (b) 10 business days after the commencement of, or the first public announcement of the intention to commence, a tender offer which would increase the beneficial ownership of a person or group to 15% or more of the Company's common stock or (c) 10 business days after the determination by the Company's Board of Directors that a person is an Adverse Person. After any person or group has become an Acquiring Person or Adverse Person, except as provided in the Rights Agreement and amendments thereto (the "Rights Agreement"), each right entitles the holder (other than the Acquiring Person or the Adverse Person) to purchase, at the exercise price, that number of shares of common stock of the Company having a market price of two times the exercise price. If the Company is acquired in a merger or other business combination transaction, except as provided in the Rights Agreement, each exercisable right entitles the holder (other than the Acquiring Person or the Adverse Person) to purchase, at the exercise price, that number of shares of common stock of the acquiring company having a market price of two times the exercise price of the right.

        The Board of Directors of the Company may redeem the rights for $0.01 per right at any time before the tenth day following the public announcement by either the Company or an Acquiring Person that a person or group has become an Acquiring Person. However, the rights may not be redeemed if the board of directors of the Company determines that a person or group has become an Adverse Person. The rights expire on September 5, 2007.

  (e)    Stock Warrant Issued to Quest Diagnostics, Inc.

        In January 2000, the Company entered into a multi-year supply and co-marketing agreement with Quest Diagnostics, Inc. ("Quest") to market the ThinPrep Pap Test as Quest's exclusive liquid-based cervical cancer screening methodology. As partial consideration for the exclusive nature of the relationship, Cytyc issued Quest a warrant on January 1, 2000 to purchase 900,000 shares of common stock at an exercise price of $10.14 per share. The Company calculated the fair value of the warrant to be approximately $5.2 million and has amortized such amount as a reduction in revenue over the three-year term of the agreement ending December 31, 2002. The warrant was exercised in full on June 6, 2001 on a net issuance basis and the Company issued Quest 494,400 shares of the Company's common stock. The agreement with Quest expired on December 31, 2002.

(8)   Stock Ownership Plans

  (a)    Employee and Director Stock Incentive Plans

        The 1995 Stock Plan provides for the grant of various incentives, including nonqualified and incentive stock options, stock awards, and opportunities to make direct purchases of Company stock. The aggregate number of shares of common stock that may be issued pursuant to the 1995 Stock Plan is 6,000,000 plus, effective as of January 1, 1997 and each year thereafter, the excess, if any, of (i) five percent of the total number of shares of common stock issued and outstanding as of December 31 of the preceding year or then reserved for issuance upon the exercise or conversion of outstanding options, warrants or convertible securities, over (ii) the number of shares then remaining reserved and available for grant under the 1995 Stock Plan, subject to certain adjustments; provided, however, that in no event shall more than 12,000,000 shares of common stock be issued pursuant to incentive stock options under the 1995 Stock Plan. At December 31, 2003, 4,662,938 shares were available for future grant under the 1995 Stock Plan.

        The 1995 Non-Employee Director Stock Option Plan (the "1995 Director Plan") provides for the issuance of options to purchase up to 1,500,000 shares of common stock. At December 31, 2003, 7,500 shares were available for future grant under the 1995 Director Plan.

        The 2001 Non-Employee Director Stock Plan (the "2001 Director Plan") provides for the issuance of up to 4,000,000 shares of common stock to directors who are not employees of the Company in the form of either stock options or other equity awards. At December 31, 2003, 2,612,829 shares were available for future grant under the 2001 Director Plan.

        The 1989 Stock Plan and 1998 Stock Plan provide for the grant of various incentives, including nonqualified and incentive stock options, stock awards, and opportunities to make direct purchases of Company stock. No further options or awards may be issued under the 1989 Stock Plan and 1998 Stock Plan.

        The following schedule summarizes the activity under the Company's stock option plans for the three years ended December 31, 2003.

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price per share
Outstanding, December 31, 2000	12,387,612	$0.10–$21.63	$9.16
Granted	6,704,379	5.55–29.52	23.13
Exercised	(2,736,117)	0.10–21.92	3.25
Canceled	(636,394)	0.44–25.20	14.91

Outstanding, December 31, 2001	15,719,480	0.10–29.52	15.80
Granted	7,185,350	7.09–27.52	15.64
Exercised	(1,696,817)	0.10–21.92	6.19
Canceled	(1,818,346)	0.44–28.45	19.48

Outstanding, December 31, 2002	19,389,667	0.14–29.52	16.24
Granted	4,944,555	9.52–15.34	12.49
Exercised	(1,340,984)	0.14–12.17	4.27
Canceled	(1,988,050)	2.44–29.52	17.53

Outstanding, December 31, 2003	21,005,188	$0.14–$28.45	$15.99

Exercisable, December 31, 2003	10,132,604	$0.14–$28.45	$16.61

Exercisable, December 31, 2002	7,964,057	$0.14–$29.52	$14.17

Exercisable, December 31, 2001	4,913,064	$0.10–$26.66	$9.22

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price per share	Number of Shares	Weighted Average Exercise Price per share
$0.14–$9.05	2,527,869	4.18	$5.42	1,812,131	$4.06
9.38–10.80	2,954,812	6.42	10.55	897,094	10.47
10.81–12.17	1,196,531	7.54	11.54	743,266	11.74
12.23–12.65	3,263,755	6.03	12.64	3,750	12.46
12.71–18.69	2,450,119	7.85	14.74	1,228,328	15.29
19.19–21.63	2,945,692	4.98	20.87	2,233,080	20.85
21.65–24.46	3,446,145	7.65	23.20	2,140,970	22.97
24.49–26.69	2,139,427	4.38	26.25	1,040,222	26.28
26.71–27.52	77,838	8.03	27.21	32,263	27.14
28.45–28.45	3,000	7.79	28.45	1,500	28.45

$0.14–$28.45	21,005,188	6.12	$15.99	10,132,604	$16.61

        As a result of the acquisition of Pro Duct (Note 4(a)), the Company recorded $1,054,000 of deferred compensation as a component of stockholders' equity related to the value of unvested stock options held by employees of Pro Duct, which were exchanged for options to acquire the Company's common stock. The Company is amortizing this amount over the remaining vesting period of the stock options. Compensation expense related to these stock options totaled $24,000, $342,000 and $55,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

  (b)    Employee Stock Purchase Plan

        During 1995, the Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan pursuant to which 1,440,000 shares of common stock could be issued. Purchase price is determined by taking the lesser of 85% of the average of the high and low price on the first or last day of the period. During 2003, 137,018 shares of common stock were issued at the purchase prices of $9.00 and $8.50 per share. During 2002, 108,411 shares of common stock were issued at the purchase prices of $8.50 and $14.00 per share. During 2001, 61,280 shares of common stock were issued at the purchase prices of $16.00 and $19.00 per share. As of December 31, 2003, 759,451 shares were available for future issuance under the 1995 Employee Stock Purchase Plan.

(9)   Commitments and Contingencies

  (a)    Lease Commitments

        The Company leases its facilities and certain automobiles and office equipment under non-cancelable operating leases which have expiration dates ranging from 2004 through 2018, including a lease entered into in January 2004 for certain facilities in Marlborough, Massachusetts with a term of 15 years.

        Future minimum annual lease payments under these leases are as follows:

Amount
(in thousands)
2004	$3,168
2005	3,472
2006	4,010
2007	4,349
2008	4,292
Thereafter	39,993

$59,284

        Rent expense under operating leases totaled approximately $2,842,000, $2,165,000 and $1,759,000 in 2003, 2002 and 2001, respectively.

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

        Future supply commitments under these contracts are as follows:

Amount
(in thousands)
2004	$5,525
2005	5,525
2006	3,000
2007	3,000
2008	3,000
Thereafter	12,000

$32,050

        Payments under these contracts totaled approximately $7,755,000, $2,507,000 and $2,431,000, in 2003, 2002 and 2001 respectively.

  (c)    Royalties

        The Company is the exclusive licensee of certain patented technology used in the ThinPrep System. In addition, the Company is the exclusive licensee of certain patented technology used in its FirstCyte Breast Test. In connection with these licenses, royalty expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $1,195,000, $1,351,000 and $1,114,000, respectively.

  (d)    Litigation

        On December 13, 2002, a purported federal securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against Cytyc and two of its officers, on behalf of a purported class of all persons who purchased the Company's common stock between July 25, 2001 and June 25, 2002. The complaint alleges that the defendants failed to disclose material facts and made materially misleading misstatements about the Company's historical and future financial performance. Since the initial suit was filed, five additional suits were filed in the same court, making the same or substantially similar allegations. The six actions have been consolidated into a single proceeding. Cytyc has filed a motion to have the case dismissed, which is currently pending before the court. The Company believes that the allegations are without merit and intends to defend itself vigorously. Given the early stage and current status of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case, and accordingly, minimal expense has been recorded to date.

        On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.'s ("TriPath") patents are invalid and not infringed by the Company's ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against the Company in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts. Additionally, on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have the Company's Massachusetts case dismissed. The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date. Based on the current case schedule, the Company anticipates that a trial will be scheduled to occur sometime in 2005. The Company believes that the claims against it are without merit and intends to vigorously defend this suit. Given the early stage and current status of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case, and accordingly, minimal expense related to legal fees has been recorded to date.

        On November 17, 2003, DEKA Limited Partners Inc., the purported owner of certain patents licensed to the Company under a license agreement entered into by the parties in 1993, filed a demand for arbitration with the American Arbitration Association alleging that the Company has underpaid royalties. The arbitration process is at an early stage and the Company is unable to reasonably estimate the ultimate outcome. The Company believes that all royalties due and owing to DEKA Limited Partners Inc. have been paid in accordance with the terms of the agreement.

        In September 1999, the Company filed suit against TriPath for patent infringement in relation to the Company's patent titled "Cell Preservative Solution". In January 2001, the Company and TriPath settled all litigation between the two companies. Each party dismissed all pending claims and counterclaims against each other with prejudice. The Company recorded $3.1 million in 2001 as other income relating to the settlement of the litigation. The $3.1 million of consideration due to Cytyc was payable in either TriPath common stock or a combination of cash and 180,000 shares of TriPath common stock. The Company recorded the receivable from TriPath and recorded the value of the shares of TriPath common stock as a component of other assets in the balance sheet due to certain restrictions on selling such shares for a period of two years ending January 2003. In January 2003, the cash portion of the consideration became due and payment was received in full. At that time, Cytyc reclassified the TriPath common stock at its then fair market value into investment securities in the accompanying balance sheet and accounted for these securities as available-for-sale in accordance with SFAS No. 115. All of the TriPath stock was sold during 2003.

        The Company is also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, management does not believe any of them will have a material adverse effect on the Company's business, financial condition or results of operations.

(10)   Employee Benefit Plan

        The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows for employees to defer a portion of their salary up to the maximum allowed under Internal Revenue Service rules. The Company made contributions to the plan totaling approximately $1,233,000, $969,000 and $777,000 related to the years ended December 31, 2003, 2002 and 2001, respectively.

(11)   Summary of Quarterly Data (Unaudited)

        A summary of quarterly data follows (in thousands, except per share data):

	2003
	1st	2nd	3rd	4th
Net sales	$72,620	$76,689	$75,457	$78,294
Gross profit	60,253	61,480	61,394	62,513
Income from operations	32,321	29,729	30,176	31,135
Net income	19,754	18,365	18,598	19,503
Net income per share:
Basic	$0.17	$0.17	$0.17	$0.18
Diluted	$0.17	$0.16	$0.17	$0.17
	2002
	1st	2nd	3rd	4th
Net sales	$68,035	$43,175	$58,540	$66,743
Gross profit	55,425	31,849	46,806	53,791
Income (loss) from operations	27,436	(3,076)	21,687	28,499
Net income (loss)	17,598	(1,552)	13,931	17,917
Net income (loss) per share:
Basic	$0.14	$(0.01)	$0.12	$0.16
Diluted	$0.14	$(0.01)	$0.11	$0.15

EXHIBITS INDEX

Exhibit No.	Description
2.1(9)	Agreement and Plan of Merger, dated October 17, 2001, by and among Cytyc Corporation, Pro Duct Health, Inc., and Cytyc Health Corporation.
2.2(10)	Amendment to Agreement and Plan of Merger, dated as of November 30, 2001, by and among Cytyc Corporation, Pro Duct Health Inc., and Cytyc Health Corporation.
2.3(11)	Agreement and Plan of Merger, dated as of February 19, 2002, by and among Cytyc Corporation, Digene Corporation, and Cruiser, Inc.
3.1(2)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.
3.2(2)	Amended and Restated By-Laws of Cytyc Corporation.
3.3(7)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
4.1(1)	Specimen certificate representing the Common Stock.
4.2(3)
Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the "Rights Agreement") which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.4**	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.
4.5(18)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.
10.1(1)*	1988 Stock Plan.
10.2(1)*	1989 Stock Plan.
10.3(1)*	1995 Stock Plan.
10.4(8)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.
10.5(12)*	1995 Employee Stock Purchase Plan, as amended.
10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.
10.7(1)	Form of Indemnification Agreement.
10.8(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.
10.9(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.
10.10(13)*	2001 Non-Employee Director Stock Plan.
10.11(14)*	Pro Duct Health, Inc. 1998 Stock Plan.
10.12(15)##	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002
10.13(15)##	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001

10.14(16)##	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003
10.15(17)*	Amended and Restated Director Compensation Method Plan
10.16(19)	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.
10.17**	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.
21.1**	List of Our Subsidiaries.
23.1**	Consent of Deloitte & Touche LLP.
24.1**	Power of Attorney (see signature page hereto).
31.1**
Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**
Certification of Leslie Teso-Lichtman, Vice President, Controller and Acting Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**
Certification of Leslie Teso-Lichtman, Vice President, Controller and Acting Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(13)
Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 8, 2001.

(14)
Incorporated herein by reference to Exhibit 4 to our Registration Statement on Form S-8, filed December 17, 2001 (File No. 333-75292).

(15)
Incorporated herein by reference to Exhibits to our Annual Report on Form 10-K, filed March 24, 2003.

(16)
Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 13, 2003.

(17)
Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed August 8, 2003.

(18)
Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(19)
Incorporated herein by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

*
Indicates a management contract or any compensatory plan, contract or arrangement

**
Filed herewith.

#
Confidential treatment granted as to certain portions.

##
Confidential treatment requested as to certain portions.