Form 10-Q
period 2004-03-31
CYTYC CORP
filed 2004-05-06
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of May 3, 2004 was 110,535,344.

Total Number of Pages: 31

Exhibit index located on page 31

CYTYC CORPORATION

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

Cytyc Corporation

Boxborough, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Cytyc Corporation and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Cytyc Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2004 we expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph describing a change in accounting principle with respect to goodwill in the year ended December 31, 2002 and certain revisions, resulting from the change in accounting principle, to disclosures in the financial statements for the year ended December 31, 2001 which were audited by other auditors, as disclosed in Note 2 to the consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

April 27, 2004

Part I                 FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,080	$71,597
Investment securities	60,547	106,300
Accounts receivable, net of allowance of $1,673 and $1,744 at March 31, 2004 and December 31, 2003, respectively	56,610	42,070
Inventories	23,230	17,801
Deferred tax assets, net	2,817	2,730
Prepaid expenses and other current assets	4,686	2,129
Total current assets	307,970	242,627
Property and equipment, net	34,524	32,561
Intangible assets:
Patents and developed technology, net of accumulated amortization of $3,649 and $3,281 at March 31, 2004 and December 31, 2003, respectively	99,481	16,149
Goodwill	294,232	91,097
Total intangible assets	393,713	107,246
Other assets, net	22,480	8,466
Total assets	$758,687	$390,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,149	$8,364
Accrued expenses	34,920	23,141
Due to Novacept shareholders and accrued acquisition costs (note 2)	87,431	—
Deferred revenue	2,213	1,415
Total current liabilities	137,713	32,920

Deferred tax liabilities, net	4,819	4,221
Long-term debt and other non-current liabilities	250,124	128
Commitments and contingencies (note 15)
Stockholders’ equity:
Preferred stock, $.01 par value— Authorized-5,000,000 shares No shares issued or outstanding	—	—
Common stock, $.01 par value— Authorized—200,000,000 shares Issued—125,867,102 and 124,725,579 shares in 2004 and 2003, respectively Outstanding—110,588,063 and 109,581,540 shares in 2004 and 2003, respectively	1,259	1,247
Additional paid-in capital	418,510	405,828
Treasury stock, at cost: 15,279,039 and 15,144,039 shares in 2004 and 2003, respectively	(157,448)	(155,767)
Accumulated other comprehensive income	2,530	2,679
Retained earnings	101,180	99,644

Total stockholders’ equity	366,031	353,631
Total liabilities and stockholders’ equity	$758,687	$390,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$80,725	$72,620
Cost of sales	15,183	12,367

Gross profit	65,542	60,253

Operating expenses:
Research and development	4,312	2,955
In-process research and development	19,100	—
Sales and marketing	20,173	18,908
General and administrative	7,446	6,069
Total operating expenses	51,031	27,932

Income from operations	14,511	32,321
Other income, net:
Interest income	714	728
Other expense	(499)	(112)
Total other income, net	215	616

Income before provision for income taxes	14,726	32,937
Provision for income taxes	13,190	13,183

Net income	$1,536	$19,754

Net income per common share:
Basic	$0.01	$0.17
Diluted	$0.01	$0.17

Weighted average common shares outstanding:
Basic	109,870	113,418
Diluted	113,023	115,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,536	$19,754
Depreciation and amortization	3,013	2,071
Provision for doubtful accounts	71	(16)
Acquired in-process research and development	19,100	—
Compensation expense related to issuance of stock to directors, executives and non-employee awards	294	465
Compensation expense related to stock options assumed in acquisition	—	7
Change in deferred income taxes	(32)	658
Changes in assets and liabilities, excluding effects of acquisition—:
Accounts receivable	(8,134)	(5,509)
Inventories	(1,538)	(1,325)
Prepaid expenses and other current assets	(2,156)	(2,082)
Accounts payable	(1,519)	578
Accrued expenses	8,252	8,561
Deferred revenue	769	(1,488)
Tax benefit from exercise of stock options	1,648	853

Net cash provided by operating activities	21,304	22,527

Cash flows from investing activities:
Acquisition of Novacept, net of cash acquired and amounts due to Novacept shareholders	(221,721)	—
(Increase) decrease in other assets	(7,074)	2,285
Purchases of property and equipment	(1,455)	(2,689)
Purchases of investment securities	(50,555)	(50,424)
Proceeds from sale of investment securities	96,248	47,747

Net cash used in investing activities	(184,557)	(3,081)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	242,789	—
Purchase of treasury shares	(1,681)	(15,623)
Proceeds from exercise of stock options	10,750	1,451

Net cash provided by (used in) financing activities	251,858	(14,172)

Effect of exchange rate changes on cash	(122)	594
Net increase in cash and cash equivalents	88,483	5,868
Cash and cash equivalents, beginning of period	71,597	39,251

Cash and cash equivalents, end of period	$160,080	$45,119

Supplemental disclosure of non-cash items:
Unrealized holding (loss) gain on investment securities	$(34)	$162

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)       Basis of Presentation

The accompanying condensed consolidated financial statements of Cytyc Corporation and subsidiaries (the “Company” or “Cytyc”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.   These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

(2)       Acquisition of Novacept

On March 24, 2004, Cytyc acquired Novacept, a privately held California corporation, in a non-taxable transaction through the merger (the “Merger”) of Radio Acquisition Corporation, a newly formed, wholly-owned subsidiary of Cytyc, with and into Novacept. The Merger was effected pursuant to that certain Agreement and Plan of Merger, dated as of March 1, 2004, as amended by Amendment No. 1 to the Merger Agreement, dated as of March 22, 2004. As a result of the Merger, all of Novacept’s issued and outstanding capital stock immediately prior to the Merger was automatically converted into the right to receive an aggregate of approximately $321.4 million in cash.  To satisfy certain claims as provided in the Merger Agreement, $27.5 million of the purchase price has been placed in escrow.

Novacept manufactures and markets the NovaSure® System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. The NovaSure System allows physicians to treat women with excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding to normal levels. In September 2001, the FDA granted premarket approval for the NovaSure System to treat excessive menstrual bleeding due to benign causes in women for whom childbearing is complete. The product was commercially launched in the United States in early 2002. The Company estimates that Novacept has sold over 45,000 disposable devices since market introduction, primarily to hospitals and outpatient surgery centers in the United States. The acquisition of Novacept is intended to build on Cytyc’s reputation and leadership position in providing innovative medical technologies for women’s health, significantly increase Cytyc’s sales and marketing resources to OBGYN physicians and thereby increase the Company’s competitive position for both the ThinPrep® and NovaSure product lines, leverage the Company’s international infrastructure, and provide a strong and diversified financial growth trajectory. The purchase price was derived from estimates of future revenue and earnings of Novacept, as well as the value of sales force and other projected synergies.

The aggregate purchase price for Novacept was approximately $325.6 million, of which $321.4 million represented cash payable to Novacept shareholders and $4.2 million represented acquisition-related fees and expenses. As of March 31, 2004, approximately $87.4 million remained due and payable because the acquisition of Novacept occurred only five business days prior. Primarily all of this balance was paid in April 2004. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of operations of Novacept have been included in the accompanying condensed consolidated statement of operations from the date of the acquisition. In accordance with SFAS No. 141, the total purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of current fair values and may change as additional information becomes available. The goodwill and other intangible assets resulting from the acquisition will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

In-Process Research and Development and Developed Technology

As part of the purchase price allocation, all intangible assets were identified and valued. It was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, the Company allocated approximately $19.1 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to incomplete research and development activities primarily associated with an upgrade to the current version of the RF Controller, a primary component of the NovaSure System. At the date of acquisition, the development of the next generation RF Controller had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition.

Of the total purchase price, the Company also allocated approximately $83.7 million to patents and developed technology, which is being amortized using the cash flow method over a period of 15 years and relates to the NovaSure System.  Under the cash flow method, amortization is calculated and recognized based upon the Company’s estimated net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are consumed in accordance with SFAS No. 142.

Goodwill

The excess of the purchase price over the fair value of tangible and identifiable intangible net assets of approximately $203.1 million as of March 24, 2004 was allocated to goodwill, which is non-deductible for tax purposes. In accordance with SFAS No. 142, this amount will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test.

Purchase Price Allocation (preliminary)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition, for an aggregate purchase price of approximately $325.6 million including acquisition costs. Due to the proximity of the acquisition date to March 31, 2004, the allocation of the purchase price is subject to refinement.

Amount
(in thousands)

Current assets	$27,418
Property and equipment	2,556
Patents and developed technology	83,700
Goodwill	203,134
Other assets	121
Current liabilities	(9,589)
Deferred tax liability—long-term	(793)
In-process research and development	19,100
$325,647

Pro Forma results

The following unaudited pro forma financial information presents the combined results of operations of Cytyc and Novacept as if the acquisition had occurred as of the beginning of the periods presented. Both periods include pro forma adjustments to reflect interest costs related to the convertible notes offering (see Note 7). The pro forma results for the three months ended March 31, 2004 include $5.6 million of transaction fees and expenses incurred by Novacept related to the merger, but exclude $19.1 million of in-process research and development costs.  The pro forma adjustments are based upon available information, preliminary estimates and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

Pro forma results were as follows for the three months ended March 31:

	2004	2003
	(in thousands)

Net sales	$92,824	$78,445
Net income	14,853	18,087
Net income per share -
Basic	$0.14	$0.16
Diluted	$0.13	$0.16

(3)       Amortization of Other Intangible Assets

Amortization expense related to identifiable other intangible assets that will continue to be amortized in the future was approximately $368,000 for the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense related to other identifiable intangible assets, including patents and developed technology from the Novacept acquisition, is as follows:

Amount
(in thousands)
Remaining nine months ending December 31, 2004	$2,774
Year ending December 31, 2005	6,584
Year ending December 31, 2006	8,506
Year ending December 31, 2007	10,816
Year ending December 31, 2008	12,671
Year ending December 31, 2009	12,630
Thereafter	45,500
Total	$99,481

(4)       Investment Securities

Investment securities consist of U.S. government securities, municipal bonds and corporate bonds. At March 31, 2004, the Company’s available-for-sale securities had contractual maturities at various dates through February 2006.  The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities.  Available-for-sale securities are shown in the consolidated financial statements at fair market value.  At March 31, 2004 and December 31, 2003, the cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

	Amortized Cost	Gross Unrealized Holding Gains /(Losses)	Fair Value
	(in thousands)
March 31, 2004
Available-for-sale securities
Corporate bonds (average maturity of 4.7 months)	$11,852	$(4)	$11,848
U.S. government and agency securities (average maturity of 7.3 months)	16,463	27	16,490
Municipal bonds (average maturity of 11.6 months)	32,183	26	32,209
	$60,498	$49	$60,547

December 31, 2003
Available-for-sale securities
Corporate bonds (average maturity of 6.8 months)	$28,175	$68	$28,243
U.S. government and agency securities (average maturity of 8.3 months)	37,265	20	37,285
Municipal bonds (average maturity of 13.3 months)	38,754	21	38,775
Commercial paper (average maturity of 1.7 months)	1,997	—	1,997
	$106,191	$109	$106,300

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

(5)       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Raw material and work-in-process	$14,363	$10,580
Finished goods	8,867	7,221
	$23,230	$17,801

(6)       Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)

Balance, beginning of year	$925	$1,923
New warranties	331	19
Payments	(340)	(280)
Adjustments	118	—
Balance, March 31	$1,034	$1,662

(7)       Long-Term Debt

On March 22, 2004, the Company completed the sale (the “Offering”) of $250 million aggregate principal amount of its 2.25% convertible notes due 2024. The convertible notes were sold to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from the Offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.6 million, net of debt issuance costs of $7.4 million.

The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004.  In addition, if the average trading price of a note for the five trading days immediately preceding the first day of the applicable six-month period

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

equals 120% or more of the principal amount of such note, the Company will also pay contingent interest during any six-month period from March 15 to September 14, and from September 15 to March 14, with the initial six-month period commencing March 15, 2009. During any interest period when contingent interest shall be payable, the contingent interest payable per note will equal 0.25% of the average trading price of the notes during the five trading days immediately preceding the first day of the applicable six-month interest period.

The holders of the notes may convert the notes into shares of the Company’s common stock at a conversion rate of 33.7041 shares per $1,000 principal amount of notes, which represents a conversion price of $29.67 per share, subject to adjustment, prior to the close of business on March 15, 2024, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (if the specified threshold is met, the notes will thereafter be convertible at any time at the option of the holder prior to the close of business on March 15, 2024); (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

Holders may require the Company to repurchase the notes on March 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the repurchase date. The Company may redeem any of the notes beginning March 20, 2009, by giving holders at least 30 days’ notice. The Company may redeem the notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The notes will be the Company’s senior unsecured obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and prior to all future subordinated debt. The notes will be effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

(8)       Income Taxes

The Company estimated that its effective tax rate for the three months ended March 31, 2004 was 39%, exclusive of the effects of the nondeductible $19.1 million in-process research and development charge incurred in connection with the Novacept acquisition, compared to a rate of 40% for the three months ended March 31, 2003. The lower effective rate was due primarily to savings from tax planning initiatives which began in 2003.

(9)       Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands )
Basic weighted average common shares outstanding	109,870	113,418
Dilutive effect of assumed exercise of stock options	3,153	1,887
Diluted weighted average common shares outstanding	113,023	115,305

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

Diluted weighted average common shares outstanding for the three months ended March 31, 2004 and 2003 excludes 8,463,565 and 11,944,092 potential common shares, respectively, from stock options outstanding because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The NASDAQ National Market during the period and their effect would be anti-dilutive. The effect of approximately 8.4 million shares related to the assumed conversion of the $250 million 2.25% convertible notes has been excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 as the conversion circumstances are substantive contingencies and none of the conditions that would permit conversion have been satisfied.

(10)                        Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, as amended, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements.  The Company has elected to continue to use the intrinsic value-based method to account for employee stock option awards under the provisions of Accounting Principles Board Opinion (“APB”) No. 25 and provides disclosures based on the fair value method in the notes to the financial statements as permitted by SFAS No. 123.

Prior to October 2003, pro forma compensation cost for the Company’s stock options had been calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. In October 2003, the Company revised the assumptions utilized by the Black-Scholes model in determining pro forma compensation cost based on updated historical data of option exercise behavior, such that the cost is determined based on the multiple-option valuation approach. As a result, beginning in October 2003, the Company calculated pro forma compensation cost for all outstanding unvested stock options and any stock options granted since that time using the accelerated amortization method prescribed in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Utilizing these assumptions, pro forma net income (loss) and net income (loss) per share would have been the following if compensation cost for the Company’s stock option plans had been determined consistent with SFAS No. 123:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income as reported	$1,536	$19,754
Assumed stock compensation cost	11,488	13,197
Pro forma net income (loss)	$(9,952)	$6,557

Net income (loss) per common share:
Basic — as reported	$0.01	$0.17
Basic — pro forma	$(0.09)	$0.06
Diluted — as reported	$0.01	$0.17
Diluted — pro forma	$(0.09)	$0.06

The underlying assumptions used in the Black-Scholes model are as follows:

	March 31,
	2004	2003
Risk-free interest rate	2.34%	2.99%
Expected dividend yield	—	—
Expected lives (in years)	3.4	5.3
Expected volatility	74%	94%

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

(11)  Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income	$1,536	$19,754
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities	(34)	162
Foreign currency translation adjustments	(116)	437
Comprehensive income	$1,386	$20,353

(12)  Stock Repurchase Program

The Company has established a stock repurchase program, with authority to spend up to $200,000,000, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options.  As of March 31, 2004, the Company had repurchased 15,279,039 shares under the program, with an aggregate cost of approximately $157,448,000 of which 135,000 shares were repurchased during the three months ended March 31, 2004 for cash of approximately $1,681,000. The program was suspended in January 2004. As of March 31, 2004, all of the 15,279,039 repurchased common shares were held in treasury.

(13)  Segment Information

For the comparative periods presented herein, the Company has operated as a single segment that has been designated as the “diagnostic products” segment.  It is management’s intent in the future, in light of the acquisition of Novacept on March 24, 2004, to begin to report operations to its chief operating decision maker in two separate segments – diagnostic products and surgical products.  These two segments are described below:

Diagnostic Products—  This segment provides the ThinPrep System for use in diagnostic applications primarily focused on women’s health. The ThinPrep System is widely used for cervical cancer screening and is the platform from which the Company has launched its expansion into breast cancer risk assessment with the FirstCyte Breast Test. The ThinPrep System consists of the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies.

Surgical Products—  Following the acquisition of Novacept on March 24, 2004, this segment provides the NovaSure System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. The NovaSure System allows physicians to treat women with excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding to normal levels. The NovaSure System consists of a single-use device and a controller that delivers radiofrequency, or RF, energy to the uterus.

Income from operations for the Company’s anticipated reportable segments for the three-month period ended March 31, 2004 have not been presented because the Novacept acquisition occurred only five business days prior to March 31, 2004.  Net sales and total assets of the segments at March 31, 2004 are as follows:

	Diagnostic Products	Surgical Products	Total
	(in thousands)

Net sales	$79,337	$1,388	$80,725
Total assets	445,982	312,705	758,687

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Continued)

In the table above, assets of the diagnostic products segment include all corporate assets, while those of the surgical products segment include only those assets of Novacept at March 31, 2004, including goodwill and other amortizable intangible assets associated with the acquisition of Novacept.

(14)   Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46”), which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  This interpretation applies immediately to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 has not had any effect on the Company’s financial position or results of operations. This interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  The Company does not have any investments or arrangements which would be considered variable interest, and the adoption of FIN 46 did not have any impact on its financial position or results of operations.

(15)  Commitments and Contingencies

On June 16, 2003, the Company filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s patents are invalid and not infringed by Cytyc’s ThinPrep Imaging System.  On June 17, TriPath Imaging, Inc. announced that it had filed a lawsuit against Cytyc Corporation in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices.  On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts.  Additionally on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have Cytyc’s Massachusetts case dismissed.  The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date.  On March 17, 2004, a motion was granted removing the non-patent claims from the suit with the condition that if they are re-filed, they must be filed in Massachusetts.  Based on the current case schedule, we anticipate that a trial will be scheduled to occur sometime in 2005. Given the early stage and current status of the litigation, management is unable to express an opinion as to their likely outcome or an estimate of the possible loss or range of loss. Nevertheless, the Company believes that the claims against it are without merit and intends to vigorously defend this suit.

Cytyc Surgical Products, formerly Novacept, Cytyc’s newly acquired wholly-owned subsidiary, is a party to a number of legal proceedings involving alleged injuries to patients that occurred during endometrial ablation procedures using the NovaSure product. The Company plans to vigorously defend against these product liability claims related to the NovaSure System. The Company believes that it has sufficient product liability insurance and certain indemnification rights under the terms of the Merger Agreement with Novacept to cover the pending claims and that the resolution of the pending proceedings will not materially harm its business or operating results.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our annual report on Form 10-K for the year ended December 31, 2003. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q.

Overview

Cytyc Corporation is a leading medical device company that designs, develops, manufactures, and markets innovative and clinically effective products primarily focused on women’s health.  Our products cover a range of women’s health applications including cervical cancer screening, breast cancer risk assessment and treatment of excessive menstrual bleeding.

The ThinPrep® System is the most widely used method for cervical cancer screening in the United States. The ThinPrep System consists of the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies.  In addition to the automated preparation of cervical cell specimens on microscope slides for use in cervical cancer screening, our ThinPrep System also allows for the automated preparation of other cell specimens on microscope slides for use in general, non-gynecological testing applications. The ThinPrep System provides the platform from which we have launched our expansion into breast cancer risk assessment with the FirstCyte® Breast Test.

Our surgical products division manufactures and markets the NovaSure® Impedance Controlled Endometrial Ablation System, or the NovaSure System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding.  The NovaSure System allows physicians to treat women with excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding to normal levels. This division was created following our acquisition of Novacept, a California corporation, in March 2004. We estimate that over 45,000 NovaSure disposable devices have been sold since market introduction in early 2002, primarily to hospitals and outpatient surgery centers in the United States.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. A “critical accounting estimate” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We continuously evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Valuation of Long-Lived Assets, Intangibles and Goodwill. Intangible assets acquired in a business combination, including acquired in-process research and development, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The fair values of acquired intangible assets are determined by independent appraisers using information and assumptions provided by management. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method. No such impairment charges have been recorded to date. We are required to perform an impairment review annually, or earlier if indicators of potential impairment exist. Based on our impairment review during 2003, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At March 31, 2004, we had $393.7 million of intangible assets, of which $294.2 million represented goodwill. An impairment to our intangible assets could result in a material, non-cash expense in our condensed consolidated statement of income.

Income Taxes and Deferred Taxes. We file income tax returns in ten countries as well as many states and other localities. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” and “deferred tax liabilities” on our consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income. As a result of the acquisition of Novacept, we recorded approximately $31.4 million of deferred tax assets related to acquired net operating losses (“NOL’s”).  If we are unable to realize the benefits of these NOL’s in future years, we may be required to record additional tax expense in our condensed consolidated statement of income.

Legal Proceedings. We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our significant legal proceedings, some of which are a result of our acquisition of Novacept in March 2004, are discussed in Note 15 to these consolidated financial statements and in our annual report on Form 10-K for the year ended December 31, 2003.

The above list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Net sales increased to $80.7 million in the first quarter of 2004 from $72.6 million for the same period of 2003, an increase of 11%. In our diagnostic products segment, domestic net sales increased to $69.6 million in the first quarter of 2004 from $65.3 million for the same period of 2003, an increase of 9%, primarily due to increased sales of our ThinPrep Pap Test. Domestic sales of our ThinPrep Pap Test increased 3% in the three months ended March 31, 2004 compared to the same period of 2003, reflecting a 9% increase in unit sales. This increase was partially offset by a decrease in average selling prices primarily reflecting higher pricing in the first quarter of 2003 to our largest customer, Quest Diagnostics, Inc. (“Quest”), prior to the signing of their current multi-year purchase agreement with us. ThinPrep Pap Test sales to Quest and our second largest customer, Laboratory Corporation of America (“LabCorp”), increased by 5% in the first three months of 2004 as compared to the same period of 2003, reflecting a 15% increase in unit sales. ThinPrep Pap Test sales to Quest and LabCorp represented 30% of our consolidated net sales in the first quarter of 2004. Domestic sales of disposables for use with our ThinPrep Imaging System, which was released in June 2003, reached $3.9 million in the first quarter of 2004.

International net sales in our diagnostic products segment increased to $9.7 million in the first quarter of 2004 from $7.3 million for the same period in 2003, an increase of 33%, reflecting both increased unit sales and average pricing of the ThinPrep Pap Test internationally, as well as the favorable impact of the weaker U.S. dollar on sales in foreign currencies. International sales grew to 12% of worldwide net sales in the first quarter of 2004, as compared with 10% in the same period of 2003.

Due to the March 24, 2004 closing date of the acquisition of Novacept, only five business days of revenues from our surgical products segment, totaling approximately $1.4 million, were included in our results for the first quarter of 2004.

Gross profit increased to $65.5 million in the first quarter of 2004 from $60.3 million for the same period of 2003, an increase of 9%. The gross margin decreased to 81% in the first quarter of 2004 as compared to 83% for the same period of 2003. The decrease resulted primarily from expenses related to the introduction of the ThinPrep Imaging System, as well as an increase in international sales as a percentage of total sales, which generally have lower margins as compared to domestic sales.

Total operating expenses increased to $51.0 million in the first quarter of 2004 from $27.9 million for the same period of 2003, an increase of 83%. Operating expenses for the first quarter of 2004 included a one-time charge of $19.1 million to write off acquired in-process research and development costs related to the acquisition of Novacept.

Research and development costs in the first quarter of 2004 increased to $4.3 million from $3.0 million for the same period of 2003, an increase of 46%. This increase reflects efforts to continue to improve the ThinPrep Imaging System, clinical trial expenses primarily related to the FirstCyte Breast Test, as well as the costs related to the collaborative research agreements with Harvard Medical School and Northeastern University we entered into during 2003. The purpose of the agreements is to develop further improvements to our testing platforms for cervical, breast and other forms of cancer.

Sales and marketing costs increased to $20.2 million in the first quarter 2004 from $18.9 million for the same period of 2003, an increase of 7%, primarily due to marketing costs associated with our international expansion efforts following the recommendation of liquid-based cytology as the primary means to process samples for cervical cancer screening programs in England and Wales by the United Kingdom’s National Institute for Clinical Excellence (“NICE”) in October 2003, as well as increased selling and customer training costs associated with supporting the continued market release of the ThinPrep Imaging System.

General and administrative costs increased to $7.4 million in the first quarter of 2004 from $6.1 million for the same period of 2003, an increase of 23%, largely due to legal costs associated with litigation, as well as higher business insurance costs. As a percentage of revenues, general and administrative expenses increased slightly to 9% of revenues for the three months ended March 31, 2004 compared to 8% for the same period of 2003.

Interest income remained consistent at $0.7 million in the first quarter of 2004 and 2003, as interest rates remained relatively flat and there was minimal change in our cash balance during the majority of the quarter. Other expense of $0.5 million primarily reflected costs associated with securing alternative financing, in case it was needed, for our acquisition of Novacept.

Our effective tax rate for the three months ended March 31, 2004 was 39%, exclusive of the effects of the nondeductible $19.1 million in-process research and development charge incurred in connection with the Novacept acquisition, compared to 40% for the same period of 2003. The decrease is primarily due to savings from tax planning initiatives which began in 2003.

Liquidity and Capital Resources

At March 31, 2004, we had cash, cash equivalents and investment securities totaling $220.6 million. Cash provided by operations was $21.3 million for the three months ended March 31, 2004, compared to $22.5 million during the same period of 2003. The decrease in cash flows from operations for the three months ended March 31,  2004 as compared to the same period in 2003 primarily reflects an increase in receivables in the first quarter of 2004. Our net accounts receivable increased 35% to $56.6 million at March 31, 2004 as compared to $42.1 million at December 31, 2003, due to $6.6 million of receivables acquired as part of our acquisition of Novacept in March 2004 as well as a greater percentage of sales occurring in the last two months of the quarter ended March 31, 2004 compared to the quarter ended December 31, 2003. Our Days Sales Outstanding increased from 46 days at December 31, 2003 to 53 days at March 31, 2004 due to the increased amount of sales in the latter part of the quarter ended March 31, 2004 compared to the quarter ended December 31, 2003. We have had no significant issues of collectibility. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the period by our average daily consolidated net sales for the quarter, refers to roughly the number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 30% to $23.2 million at March 31, 2004, as compared to $17.8 million at December 31, 2003, primarily reflecting $4.0 million of NovaSure inventory acquired as part of the acquisition of Novacept, as well as the purchase of materials to support current demand for the ThinPrep Imaging System.

Our investing activities used cash of $184.6 million in the first quarter of 2004, primarily related to the purchase of Novacept in March 2004. Of the aggregate purchase price of $325.6 million including acquisition-related costs, we paid $238.2 million during the first quarter of 2004, with the remainder reflected as a payable in our condensed consolidated balance sheet as of March 31, 2004.  Primarily all of this balance was paid in April 2004. We used a combination of debt financing and cash on hand to purchase Novacept. During the first quarter of 2004, we invested $6.5 million in ThinPrep Imaging Systems, which we place at customer sites under use-plan agreements and reflect in other assets in our condensed consolidated balance sheet. We made $1.5 million of capital expenditures during the first quarter of 2004, related primarily to the build-out of our manufacturing facility in Londonderry, New Hampshire.

Our financing activities in the first quarter of 2004 generated cash of $251.9 million, primarily as a result of the private placement of $250 million of convertible notes (see detailed discussion below). Proceeds from this offering are net of debt issuance costs, most of which were paid during the first quarter of 2004. We also generated cash of $10.8 million as a result of proceeds from the exercise of stock options. We suspended our stock repurchase program in January 2004. During the first quarter of 2004 and 2003, we spent $1.7 million and $15.6 million, respectively, under this program.

Long-Term Debt and Contractual Obligations

On March 22, 2004, we completed the sale (the “Offering”) of $250 million aggregate principal amount of its 2.25% convertible notes due 2024. The convertible notes were sold to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds from the Offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.6 million, net of debt issue costs of $7.4 million.

The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004.  In addition, if the average trading price of a note for the five trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of such note, we will also pay contingent interest during any six month period from March 15 to September 14, and from September 15 to March 14, with the initial six month period commencing March 15, 2009. During any interest period when contingent interest shall be payable, the contingent interest payable per note will equal 0.25% of the average trading price of the notes during the five trading days immediately preceding the first day of the applicable six-month interest period.

The holders of the notes may convert the notes into shares of our common stock at a conversion rate of 33.7041 shares per $1,000 principal amount of notes, which represents a conversion price of $29.67 per share, subject to adjustment, prior to the close of business on March 15, 2024, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (if the specified threshold is met, the notes will thereafter be convertible at any time at the option of the holder prior to the close of business on March 15, 2024); (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

Holders may require us to repurchase the notes on March 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the repurchase date. We may redeem any of the notes beginning March 20, 2009, by giving holders at least 30 days’ notice. We may redeem the notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The notes will be our senior unsecured obligations and will rank equally with all of our existing and future senior unsecured debt and prior to all future subordinated debt. The notes will be effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

As of March 31, 2004, we had the following additions to the contractual cash obligations described in our annual report on Form 10-K for the fiscal year ended December 31, 2003 to reflect our long-term debt described above and lease commitments of Novacept (in thousands):

Contractual Obligations	Payments Due by Period
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt:
Principal (1)	$250,000	$—	$—	$—	$—	$—	$250,000
Interest	56,250	5,625	11,250	11,250	11,250	11,250	5,625

Operating leases	1,423	317	439	218	229	220	—

(1)                                  Long-term debt relates to our $250 million aggregate principal amount of 2.25% convertible senior notes described above. The amounts in the table above include interest and principal payable assuming redemption at the earliest redemption date of March 15, 2009. These amounts assume that conversion of the notes into shares of our common stock does not occur.

We expect that our cash and cash equivalents, investment securities and cash flows from operating activities will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments and tax payments.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46”), which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  This interpretation applies immediately to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 has not had any effect on our financial position or results of operations. This interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  We do not have any investments or arrangements which would be considered variable interest, and the adoption of FIN 46 did not have any impact on our financial position or results of operations.

Certain Factors Which May Affect Future Results

The forward-looking statements in this Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding management’s expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance, research and development plans, regulatory uncertainties, potential savings to the healthcare system, management’s assessment of market factors, costs and uncertainties related to current or future litigation, successful integration of acquired businesses and technologies, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “would,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words.

In addition to the risk factors detailed below related to our acquisition of Novacept, the factors listed under “Certain Factors Which May Affect Future Results” in our annual report on Form 10-K for the fiscal year ended December 31, 2003, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Risks related to our acquisition of Novacept

If gynecologists and patients do not adopt the NovaSure System as a preferred treatment for excessive uterine bleeding, the intended benefits of our acquisition of Novacept may not be realized and the market price of our common stock could decline.

The only product acquired as a result of our acquisition of Novacept is the NovaSure System, which is an endometrial ablation device to treat menorrhagia, or excessive uterine bleeding. Novacept began full commercial release of the NovaSure System in the United States in January 2002. The NovaSure System is supported by only three years of patient follow-up data from Novacept’s U.S. pivotal clinical trial, and we could discover that the results of this clinical trial are not indicative of results experienced in the market over time. Furthermore, some of the existing data has been produced in studies that involve relatively small patient groups, and such data may not be reproduced in wider patient populations.

Because of its recent commercial introduction, the NovaSure System has limited product and brand recognition and has been used by a limited number of gynecologists. We may have difficulty gaining widespread acceptance of the NovaSure System among gynecologists and patients for a number of reasons including:

•                          the presence of competing products sold by companies with longer operating histories, more recognizable names and more established distribution networks;

•                          the introduction or existence of competing products or technologies that may be more effective, safer or easier to use than the NovaSure System;

•                          the results of long-term clinical studies relating to the effectiveness of the NovaSure System;

•                          the availability of alternative treatments or procedures that provide comparable levels of improvement in uterine bleeding at a lower cost than the NovaSure System;

•                          gynecologists and patient perceptions of the NovaSure System as compared to other treatments for excessive uterine bleeding; and

•                          the continued availability of satisfactory reimbursement from healthcare payors for endometrial ablation procedures.

We believe that continued recommendation and support for the use of the NovaSure System by influential gynecologists and treatment centers are essential for widespread market acceptance. If the NovaSure System does not continue to receive support from these gynecologists and treatment centers, or if longer-term data do not demonstrate continued support for the clinical efficacy of the NovaSure System, gynecologists may not use, and hospitals and outpatient surgery centers may not purchase, the NovaSure System. If this occurs, the intended benefits of the acquisition, such as increased revenues, may not be realized and the market price of our common stock could decline.

Current levels of growth in the market for new endometrial ablation procedures for the treatment of excessive uterine bleeding may not be indicative of future growth.

Demand for newly introduced technologies or treatments can initially be exaggerated as supply increases to meet pre-existing demand. However, once the pre-existing demand is met, growth in the market may abruptly stop or significantly slow. We believe that some of the current growth in the market for new endometrial ablation procedures may be the result of a considerable pre-existing unmet demand for products of this nature. We cannot determine what portion of Novacept’s historical sales is attributable to this pre-existing demand, nor can we predict when, or at what rate, this demand may stop or decline in growth. If the demand for treatments like the NovaSure System were to stop abruptly or begin to decline, our operating results and profitability could be adversely affected after the acquisition.

We cannot accurately predict the size of the market for endometrial ablation products or our ability to convince women to undergo the NovaSure procedure.

We cannot accurately predict the size of the market for endometrial ablation products such as the NovaSure System. The long-term growth for this product will be dependent upon our ability to convince a significant number of gynecologists and women that the NovaSure System is superior to currently available treatments for excessive uterine bleeding as well as treatments that may be developed and commercialized in the future. The most widely used and accepted treatments for excessive uterine bleeding are drug treatment, hysterectomy, dilation and curettage, or D&C, and hysteroscopic rollerball ablation, or rollerball ablation. Over the past several years, the FDA approved several alternative, new endometrial ablation treatments for excessive uterine bleeding, including the NovaSure

System, and the use of these treatments has been increasing. However, most women experiencing excessive uterine bleeding continue to rely primarily on drug therapy for the treatment of this condition or choose not to pursue any form of treatment. Furthermore, since the introduction of these new endometrial ablation treatments, the number of hysterectomies, D&Cs and rollerball ablations has not changed significantly, indicating that traditional treatments for excessive uterine bleeding have not been displaced by these new endometrial ablation treatments.

We cannot assure you that the market for endometrial ablation products will develop in the future or that the new endometrial ablation procedures, including the NovaSure procedure, will continue to experience similar or greater rates of use. We cannot assure you that we will be successful in continuing to attract gynecologists and women to use the NovaSure System, or whether or not evolving trends in the treatment of excessive uterine bleeding will favor new endometrial ablation procedures as compared to traditional approaches.

We compete against other medical device and drug companies with greater resources and more established products, which may prevent us from achieving significant market penetration with the NovaSure System.

We face direct competition from Johnson & Johnson, Boston Scientific Corporation, American Medical Systems, Inc. and Microsulis Medical Limited, each of which markets an FDA-approved endometrial ablation device for the treatment of excessive menstrual bleeding. In addition to these devices, there are alternative treatments to the NovaSure System, such as hormonal drug therapy, hysterectomy, D&C and rollerball ablation.

Some of the competitors in this market, including Johnson & Johnson, Boston Scientific Corporation, American Medical Systems, Inc. and the pharmaceutical companies that sell hormonal drugs, are large companies that enjoy significant competitive advantages over us, including:

•                          significantly greater name recognition;

•                          established relationships with healthcare professionals, customers and third-party payors;

•                          established distribution networks;

•                          additional lines of products, and the ability to offer rebates or bundle products to offer discounts or incentives to gain competitive advantage; and

•                         greater resources for product development, sales and marketing.

The market for products treating excessive uterine bleeding is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Improvements in existing competitive products or the introduction of new competitive products may reduce our ability to compete for sales, particularly if those competitive products demonstrate better safety or effectiveness, clinical results, ease of use or lower cost than the NovaSure System. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments, our sales could decline and our business could be adversely affected.

If we are unable to prevent third parties from using the intellectual property related to the NovaSure System, our ability to market the NovaSure System will be harmed and our operating results could be adversely affected.

With our acquisition of Novacept, we have acquired all of Novacept’s intellectual property rights, including those with respect to the NovaSure System. However, the medical device industry in general, and the therapeutic use of devices employing radiofrequency energy, such as the NovaSure System, in particular, have been subject to extensive litigation and administrative proceedings regarding patents and other intellectual property rights. For example, we are currently engaged in a patent re-examination proceeding initiated by Johnson & Johnson in the U.S. Patent and Trademark Office, or USPTO, with respect to a patent relating to the NovaSure System and procedure. We cannot assure you that we will be successful in maintaining the claims of this patent during re-examination, and we expect that at least the broadest claims will be narrowed as a result of this proceeding. If the patent claims are narrowed substantially by the pending USPTO proceeding, the patent coverage afforded to the NovaSure System could be impaired.

If we fail to protect, defend and maintain the intellectual property rights with respect to the NovaSure System (in connection with the pending USPTO re-examination proceeding or otherwise) or if we are subject to a successful third party claim of infringement, the competitive position of the NovaSure System could be impaired. In addition, infringement, interference and other intellectual property claims and proceedings, with or without merit, are expensive and time-consuming to litigate and could adversely affect our business, financial condition and operating results.

If there is a failure to meet the demand for the NovaSure disposable device as a result of the completion of the transition to in-house manufacturing in Costa Rica, we may experience a decrease in sales.

Historically, the disposable component of the NovaSure System has been manufactured by an independent contractor located in Costa Rica. The manufacturing operation is in the process of being transferred from the independent contractor to our own manufacturing operation in Costa Rica. This new facility could be hampered by unforeseen circumstances, including:

•                          inability to obtain critical equipment on a timely basis;

•                          shortages of qualified personnel to operate equipment and manage manufacturing operations;

•                          shortages of key raw materials or component inputs to the manufacturing process; and

•                          difficulties associated with moving from smaller-scale production to higher volumes.

If any of the above occurs, we could also experience increased per-unit costs because we would need to re-engage the Costa Rican contract manufacturer. Increasing production capacity at the new facility may be difficult for us because of the complex nature of the manufacturing processes for the disposable component of the NovaSure System. As we scale-up operations at the new facility, we could also experience difficulties in producing sufficient number of products or in achieving sufficient quality and manufacturing yield levels. If we are unable to scale up manufacturing at the new Costa Rica facility on schedule or otherwise fail to meet our manufacturing needs, we may not be able to meet the demand or the quality expectations of NovaSure customers, and we could experience a decrease in sales of the NovaSure System.

Because a component of the NovaSure System is and will be manufactured in Costa Rica, we will be subject to the political and economic risks of doing business there.

We cannot guarantee that the political, labor and economic climate in Costa Rica will remain sufficiently stable for our manufacturing purposes. Our operations relating to the NovaSure System could be adversely affected by political unrest and fluctuations in the value of the local Costa Rican currency. We could also be harmed by strikes and other labor disruptions. Any of these events could result in increased costs or in disruptions of supply of the NovaSure disposable devices, which could harm our business, financial condition and operating results.

We are currently defending a number of product liability lawsuits and we may be subject to the risk of additional product liability claims relating to the NovaSure System.

The NovaSure System is used on patients in endometrial ablation procedures, which involve a significant risk of serious complications, including bleeding that may require blood transfusions, uterine and bowel perforation and other damage to adjacent tissue and organs, infection and even death. Consequently, companies that produce medical devices for use in the uterus are subject to risk of product liability litigation.

Novacept is a party to a number of legal proceedings involving injuries to patients that occurred during a NovaSure procedure. We will vigorously defend against these product liability claims and any others that may arise related to the NovaSure System. However, there can be no assurance that any defense against these alleged claims will be successful.

If the NovaSure System is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Product liability insurance is in place for the NovaSure product and the Novacept shareholders have agreed, subject to certain conditions and limitations, to indemnify us for certain pending product liability claims to the extent that the damages are not covered by the existing insurance. However, we cannot assure you that available insurance and the indemnification payment, if any, will be sufficient to cover the damages from these claims. In addition, claims of this nature may adversely affect the reputation of the NovaSure System, which could damage its competitive position in the market. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure additional coverage in the future. Also, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend, which could result in a diversion of management’s attention from our business and adversely affect our financial condition and operating results.

Our failure to obtain or maintain necessary regulatory clearances or approvals could hurt our ability to commercially distribute and market the NovaSure System.

The NovaSure System is a medical device and is subject to extensive regulation in the United States and in foreign countries where we intend to market NovaSure. Unless an exemption applies, a medical device must first receive either 510(k) clearance or premarket approval (“PMA”) from the FDA before it is marketed in the United States. The FDA’s 510(k) clearance process usually takes from three to twelve months but may take significantly longer. The premarket approval process generally takes from one to three years from the time the application is submitted to the FDA, but it can be significantly longer and can be significantly more expensive and uncertain than the 510(k) clearance process. Medical devices may be marketed only for the indications for which they are approved or cleared. Although Novacept has obtained premarket approval for the NovaSure System to treat excessive uterine bleeding in pre-menopausal women who have completed childbearing, the FDA can take action affecting these premarket approvals if serious safety or other problems develop in the marketplace. In the future, we may be required to obtain 510(k) clearances or premarket approvals to market additional products, for modifications to the NovaSure System, or for new indications for the NovaSure System. We cannot be certain that we would be able to obtain 510(k) clearances or additional premarket approvals in a timely manner or at all. Delays in obtaining clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and future profitability.

In addition to the clearance requirements, we will be subject to Medical Device Reporting regulations that will require us to report to the FDA if the NovaSure System causes or contributes to a death or serious injury or if it malfunctions. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following sanctions:

•                          fines, injunctions and civil penalties;

•                          recall or seizure of our products;

•                          operating restrictions, partial suspension or total shutdown of production;

•                          refusal of our requests for 510(k) clearance or premarket approval of new products or new intended uses;

•                          withdrawal of 510(k) clearance or premarket approvals that are already granted; and

•                          criminal prosecution.

Any of these actions could have a material adverse effect on our business, financial condition and operating results.

Modifications to the NovaSure System may require premarket supplements, or new regulatory clearances or premarket approvals, or may require us to cease marketing or recall the modified devices until clearances or approvals are obtained.

Any modifications to a device that has received a premarket approval that could significantly affect its safety or effectiveness, or would constitute a major change in its function, intended use or manufacturing, require a premarket approval supplement or possibly a separate premarket approval. The FDA requires the device manufacturer to make and document its determination whether or not a premarket approval or supplement is required, but the FDA can review the manufacturer’s decision. Before the acquisition, Novacept modified various aspects of the NovaSure System and filed and received approval for one premarket supplement with respect to some of the changes in the design of and manufacturing process for its disposable device. However, the FDA may not agree with Novacept’s decisions not to seek supplements or new approvals for the other device modifications or with our decisions regarding any future device modifications in the future. If the FDA requires us to seek one or more premarket approval supplements or new premarket approvals for any modification to a previously approved device, we may be required to cease marketing or to recall the modified device until we obtain approval, and we may be subject to significant regulatory fines or penalties. We intend to introduce a second-generation NovaSure controller in the future and will be required to file a premarket supplement in connection with that controller. If FDA does not approve our premarket supplement or any future supplement in a timely manner or at all, our business, financial condition and operating results could be adversely affected.

The NovaSure System may be subject to recalls even after receiving FDA clearance or approval, and if a recall occurs, the reputation of the NovaSure System and our operating results could be adversely affected.

The FDA and similar governmental bodies in other countries have the authority to require the recall of the NovaSure System in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall could harm the reputation of the NovaSure System and adversely affect our financial condition and operating results.

If we or our contract manufacturers fail to comply with the FDA’s Quality System regulations, manufacturing operations relating to NovaSure System could be interrupted, and our product sales and operating results could be adversely affected.

The manufacturing processes relating to the NovaSure System, including the manufacturing operations in Costa Rica, and those of our contract manufacturers are required to comply with the FDA’s Quality System regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its Quality System regulations through periodic unannounced inspections. The new, in-house Costa Rican manufacturing facility has passed an FDA Quality System inspection prior to commencement of operations, but we cannot assure you that it would pass any future Quality System inspection. If one of these manufacturing facilities fails a Quality System inspection, operations and manufacturing relating to the NovaSure System could be disrupted. Failure to take adequate and timely corrective action in response to an adverse Quality System inspection could force a shutdown of these manufacturing operations or a recall of the product. If we shut down manufacturing operations for the NovaSure System or recall that product, we may lose customers and experience a decline in our revenues.

Changes in reimbursement for procedures using the NovaSure System could affect the adoption of the NovaSure System and its future sales.

Widespread adoption of the NovaSure System by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from payors for performing the NovaSure procedure. A currently effective Category I Current Procedural Terminology, or CPT, billing code covers endometrial ablation procedures. The NovaSure procedure is reimbursed by many private healthcare insurance and managed care payors. However, many of these private payors use reimbursement amounts determined by Medicare and the Center for Medicare and Medicaid Services, or CMS, as a guideline in setting their reimbursement policies. CMS guidelines set the reimbursement rates for procedures covered by Medicare. However, future regulatory action by CMS or other government agencies or negative clinical results may diminish reimbursement coverage for physicians, hospitals and outpatient surgery centers. Additionally, some private payors do not follow the CMS and Medicaid guidelines and those payors may reimburse for only a portion of our procedure or not at all. Even if the NovaSure product is reimbursed by private payors and governmental payors, adverse changes in payors’ policies toward reimbursement for the procedure could also impair our ability to market and sell the NovaSure System.

In addition, even if we fulfill international regulatory requirements to market the NovaSure System, our success will be partly dependent upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. Also, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell the NovaSure System, and these efforts are expected to continue. Although we may seek international reimbursement approvals in certain markets, we may not be able to obtain approvals in a timely manner, if at all, which could impair our ability to market and sell the NovaSure System internationally.

A limited number of third-party suppliers manufacture components and materials comprising the NovaSure System, and if we lose or experience deterioration in our relationship with third-party suppliers or supplies are otherwise not available in sufficient quantities, there could be manufacturing delays and reduced sales of the NovaSure System.

A limited number of third-party suppliers manufacture components and materials that comprise the NovaSure System, including some components that are obtained from single sources. For example, while the RF controllers (a primary component of the NovaSure System that generates and delivers an amount of radio frequency energy individually determined for each patient, monitors several critical treatment and safety parameters, and automatically controls other aspects of the procedure) are available from more than one supplier, many parts of the RF controllers are in high demand for uses other than the manufacture of the NovaSure System. This demand could lead to a shortage of supply, which could affect our ability to manufacture our NovaSure System to meet demand. In addition, there are no contractual obligations by suppliers to continue to supply to us, nor are we contractually obligated to purchase from a particular supplier. Additionally, the NovaSure System utilizes several electronic components that may become obsolete or no longer be manufactured. Although we believe that alternative sources for these components are available, a supply interruption could harm our ability to manufacture the NovaSure System until a new source of supply is identified and qualified. Switching components may require product redesign and submission to the FDA of a premarket supplement or possibly a separate premarket approval, either of which could significantly delay production.

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet customer demand for the NovaSure System. If customers cancel orders or switch to other competing products, sales of the NovaSure System could be harmed and our operating results could decline.

We may engage in acquisitions that may harm our operating results, dilute our stockholders’ equity, divert management’s attention from other important business concerns, and potentially create other difficulties for us.

On March 24, 2004, we completed the acquisition of Novacept. We may in the future pursue acquisitions that we believe could provide us with new technologies, products or service offerings, or enable us to obtain other competitive advantages.

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

•                  the costs associated with the integration of acquired operations; and

•                  assumption of unknown liabilities.

We may not be successful in overcoming the risks described above or any other problems associated with our acquisition of Novacept or any future acquisitions. Any of these risks and problems could materially harm our business, prospects, and financial condition. Additionally, we cannot guarantee that any companies we may acquire will achieve anticipated revenues and operating results.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. All of our investments are in investment-grade U.S. government securities, municipal bonds and corporate bonds, which are carried at fair value on our books.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 16, 2003, we filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s patents are invalid and not infringed by our ThinPrep Imaging System.  On June 17, TriPath Imaging, Inc. announced that it had filed a lawsuit against us in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices.  On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts.  Additionally on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have our Massachusetts case dismissed.  The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date.  On March 17, 2004, a motion was granted removing the non-patent claims from the suit with the condition that if they are re-filed, they must be filed in Massachusetts.  Based on the current case schedule we anticipate that a trial will be scheduled to occur sometime in 2005. Given the early stage and current status of the litigation, management is unable to express an opinion as to their likely outcome or an estimate of the possible loss or range of loss. Nevertheless, we believe that the claims against us are without merit and intend to vigorously defend this suit.

Cytyc Surgical Products, formerly Novacept, our newly acquired wholly-owned subsidiary, is a party to a number of legal proceedings involving alleged injuries to patients that occurred during endometrial ablation procedures using the NovaSure product. We plan to vigorously defend against these product liability claims related to the NovaSure System. We believe that we have sufficient product liability insurance and certain indemnification rights under the terms of the Merger Agreement with Novacept to cover the pending claims and that the resolution of the pending proceedings will not materially harm our business or operating results.

We are subject to legal claims and assertions in the ordinary course of business.  Except for the matters described herein and in the annual report for the year ended December 31, 2003, filed with the Securities and Exchange Commission, we are not aware of any such claims or assertions that could have a material effect on us.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(c)          On March 22, 2004, we completed the sale of $250 million aggregate principal amount of our 2.25% convertible notes due 2024 in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The aggregate discounts and commission to the initial purchases were approximately $6.88 million in connection with the Offering. The terms of the notes, including the terms of the conversion into shares of our common stock, are discussed in Note 7 to the condensed consolidated financial statements.

(e)          Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	135,000	$12.45	135,000	$42,552,000
Total	135,000	$12.45	135,000	$42,552,000

(1)          Our stock repurchase program was established in January 2002.  Under this program, we have the authority to spend up to $200 million, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to our stock option holders upon exercise of their stock options.  The repurchase program may be suspended at any time and from time to time without prior notice.  The repurchase program was suspended in January 2004.

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

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.
4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
10.1 *#	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.
15 *	Letter on Unaudited Interim Financial Information
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

(4)            Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.

(5)          Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.

(6)          Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.

(7)          Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

*  Filed herewith.

#  Confidential treatment requested as to certain portions.

(b) Reports on Form 8-K

There were eight reports on Form 8-K filed by Cytyc during the quarter ended March 31, 2004.

On January 28, 2004, we filed a current report on Form 8-K to disclose that we issued a press release announcing our earnings for the quarter and year ended December 31, 2003. A copy of the press release was furnished as an exhibit under Item 12 of such Form 8-K.

On March 1, 2004, we filed a current report on Form 8-K to disclose that we issued a press release announcing that we had entered into a definitive merger agreement to acquire Novacept. A copy of the press release was furnished as an exhibit under Item 9 of such Form 8-K.

On March 5, 2004, we filed a current report on Form 8-K to file the merger agreement between us, Radio Acquisition Corp., our wholly-owned subsidiary, and Novacept (the “Novacept merger agreement”) as an exhibit under Item 5 of such Form 8-K.

On March 10, 2004, we filed a current report on Form 8-K to disclose that we issued a press release announcing the implementation of the ThinPrep Imaging System at Pacific Rim Pathology Laboratory. A copy of the press release was furnished as an exhibit under Item 9 of such Form 8-K.

On March 15, 2004, we filed a current report on Form 8-K to disclose that we issued a press release announcing that we intend to offer, subject to market and other conditions, $220 million aggregate principal amount of convertible senior notes due 2024, and to grant an option for up to an additional $30 million aggregate principal amount of the notes, in a private placement to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act. A copy of the press release was furnished as an exhibit under Item 9 of such Form 8-K.

On March 17, 2004, we filed a current report on Form 8-K to disclose that we issued a press release announcing the sale of $220 million aggregate principal amount of convertible notes due 2024 (or $250 million aggregate principal amount of the notes if the initial purchasers’ over-allotment option is fully exercised), which notes were sold to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act. A copy of the press release was filed as an exhibit under Item 5 of such Form 8-K.

On March 22, 2004, we filed a current report on Form 8-K to disclose that we issued a press release announcing that we had received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with our acquisition of Novacept. A copy of the press release was filed as an exhibit under Item 5 of such Form 8-K.

On March 29, 2004, we filed a current report on Form 8-K to disclose that (1) we had completed the sale of $250 million aggregate principal amount of convertible notes due 2024 (including $30 million aggregate principal amount of the notes that were sold pursuant to the exercise by the initial purchasers of an over-allotment option granted by Cytyc) on March 22, 2004, which notes were sold to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act, (2) we used the proceeds from this offering along with existing cash to finance the acquisition of Novacept and (3) we had issued a press release regarding the consummation of the acquisition of Novacept. A copy of the Novacept merger agreement was incorporated by reference therein and the press release was filed as an exhibit under Item 2 of such Form 8-K.

Subsequent Form 8-K Filings

On April 27, 2004, we filed Amendment No. 1 to our current report on Form 8-K dated March 24, 2004, solely to file the financial statements of Novacept, a California corporation, required by Item 7(a) of Form 8-K and the pro forma financial information required by Item 7(b) of Form 8-K. A copy of Amendment No. 1 to the Novacept merger agreement was filed as an exhibit under Item 2 of such Form 8-K.

On April 28, 2004, we filed a current report on Form 8-K to disclose that we issued a press release announcing our earnings for the quarter ended March 31, 2004. A copy of the press release was furnished as an exhibit under Item 12 of such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date:	May 6, 2004	By:	/s/ Leslie Teso-Lichtman
Leslie Teso-Lichtman
Vice President, Controller, Acting Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.
3.2(1)	Amended and Restated By-Laws of Cytyc Corporation.
3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
4.1(3)	Specimen certificate representing the Common Stock.
4.2(4)

Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.
4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
10.1 *#	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.
15 *	Letter on Unaudited Interim Financial Information
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

(4)            Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.

(5)            Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.

(6)          Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.

(7)          Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

*  Filed herewith.

#  Confidential treatment requested as to certain portions.