Form 10-Q
period 2004-06-30
CYTYC CORP
filed 2004-08-03
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of July 23, 2004 was 111,071,106.

Total Number of Pages: 27

Exhibit index located on page 27

CYTYC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytyc Corporation

85 Swanson Road

Boxborough, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Cytyc Corporation and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cytyc Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph describing a change in accounting principle with respect to goodwill in the year ended December 31, 2002 and certain revisions, resulting from the change in accounting principle, to disclosures in the financial statements for the year ended December 31, 2001 which were audited by other auditors who have ceased operations, as disclosed in Note 2 to the consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

July 28, 2004

Part I      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,588	$71,597
Investment securities	66,511	106,300
Accounts receivable, net of allowance of $1,826 and $1,744 at June 30, 2004 and December 31, 2003, respectively	58,520	42,070
Inventories	23,481	17,801
Deferred tax assets, net	2,815	2,730
Prepaid expenses and other current assets	3,890	2,129
Total current assets	234,805	242,627
Property and equipment, net	34,544	32,561
Intangible assets:
Patents and developed technology, net of accumulated amortization of $4,537 and $3,281 at June 30, 2004 and December 31, 2003, respectively	98,594	16,149
Goodwill	294,400	91,097
Total intangible assets	392,994	107,246
Equipment under customer usage agreements, net	21,976	8,072
Other assets, net	7,943	394
Total assets	$692,262	$390,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,736	$8,364
Accrued expenses	29,318	23,141
Deferred revenue	3,345	1,415
Total current liabilities	42,399	32,920

Deferred tax liabilities, net	3,829	4,221
Long-term debt and other non-current liabilities	250,103	128
Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock, $.01 par value— Authorized-5,000,000 shares No shares issued or outstanding	—	—
Common stock, $.01 par value— Authorized-200,000,000 shares Issued-126,455,158 and 124,725,579 shares in 2004 and 2003, respectively Outstanding-111,176,119 and 109,581,540 shares in 2004 and 2003, respectively	1,265	1,247
Additional paid-in capital	427,020	405,828
Treasury stock, at cost: 15,279,039 and 15,144,039 shares in 2004 and 2003, respectively	(157,448)	(155,767)
Accumulated other comprehensive income	2,037	2,679
Retained earnings	123,057	99,644

Total stockholders’ equity	395,931	353,631
Total liabilities and stockholders’ equity	$692,262	$390,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

Three Months Ended

Six Months Ended

	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$99,474	$76,688	$180,199	$149,308
Cost of sales	21,655	15,208	36,838	27,575

Gross profit	77,819	61,480	143,361	121,733

Operating expenses:
Research and development	5,295	3,822	9,607	6,777
In-process research and development	—	—	19,100	—
Sales and marketing	27,391	21,092	47,564	40,000
General and administrative	8,819	6,837	16,265	12,906
Total operating expenses	41,505	31,751	92,536	59,683

Income from operations	36,314	29,729	50,825	62,050
Other (expense) income, net:
Interest income	391	679	1,105	1,407
Interest expense	(1,789)	—	(1,789)	—
Other	(174)	200	(673)	88
Total other (expense) income, net	(1,572)	879	(1,357)	1,495

Income before provision for income taxes	34,742	30,608	49,468	63,545
Provision for income taxes	12,866	12,243	26,056	25,426

Net income	$21,876	$18,365	$23,412	$38,119

Net income per common share:
Basic	$0.20	$0.17	$0.21	$0.34
Diluted	$0.19	$0.16	$0.21	$0.33

Weighted average common shares outstanding:
Basic	110,840	111,069	110,380	112,244
Diluted	114,903	112,666	113,988	113,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

Six Months

Ended

	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$23,412	$38,119
Depreciation and amortization	7,140	4,164
Provision for doubtful accounts	153	(127)
Acquired in-process research and development	19,100	—
Amortization of deferred financing costs	381	—
Compensation expense related to issuance of stock to directors, executives and non-employee awards	294	460
Compensation expense related to stock options assumed in acquisition of Pro-Duct Health	—	14
Change in deferred income taxes	(1,134)	2,631
Changes in assets and liabilities, excluding effects of acquisition—
Accounts receivable	(10,198)	(6,176)
Inventories	(1,804)	(1,770)
Prepaid expenses and other current assets	(1,369)	(2,063)
Accounts payable	(4,923)	1,187
Accrued expenses	2,905	2,190
Deferred revenue	1,901	(634)
Tax benefit from exercise of stock options	3,652	1,411

Net cash provided by operating activities	39,510	39,406

Cash flows from investing activities:
Acquisition of Novacept, net of cash acquired	(309,321)	—
(Increase) decrease in other assets	(274)	2,369
Increase in equipment under customer usage agreements	(15,686)	(1,223)
Purchases of property and equipment	(3,509)	(3,499)
Purchases of investment securities	(26,938)	(65,817)
Proceeds from sale of investment securities	66,437	102,298

Net cash (used in) provided by investing activities	(289,291)	34,128

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	242,384	—
Purchase of treasury shares	(1,680)	(50,109)
Proceeds from issuance of shares under Employee Stock Purchase Plan	769	633
Proceeds from exercise of stock options	16,494	2,127

Net cash provided by (used in) financing activities	257,967	(47,349)

Effect of exchange rate changes on cash	(195)	(114)
Net increase in cash and cash equivalents	7,991	26,071
Cash and cash equivalents, beginning of period	71,597	39,251

Cash and cash equivalents, end of period	$79,588	$65,322

Supplemental disclosure of non-cash items: Unrealized holding loss on investment securities	$(178)	$(45)

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

(2)       Acquisition of Novacept

On March 24, 2004, Cytyc acquired Novacept, a privately held California corporation, in a non-taxable transaction through the merger (the “Merger”) of Radio Acquisition Corporation, a newly formed, wholly-owned subsidiary of Cytyc, with and into Novacept. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of March 1, 2004, as amended by Amendment No. 1 to the Merger Agreement, dated as of March 22, 2004. As a result of the Merger, all of Novacept’s issued and outstanding capital stock immediately prior to the Merger was automatically converted into the right to receive an aggregate of approximately $321.4 million in cash. To satisfy certain claims as provided in the Merger Agreement, $27.5 million of the purchase price has been placed in escrow.

Novacept manufactures and markets the NovaSure® System, an endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. The acquisition of Novacept is intended to build on Cytyc’s reputation and leadership position in providing innovative medical technologies for women’s health, significantly increase Cytyc’s sales and marketing resources to OBGYN physicians and thereby increase the Company’s competitive position for both the ThinPrep® and NovaSure product lines, leverage the Company’s international infrastructure, and provide a strong and diversified financial growth trajectory. The purchase price was supported by estimates of future revenue and earnings of Novacept, as well as the value of sales force and other projected synergies.

The aggregate purchase price for Novacept was approximately $325.8 million, of which $321.4 million represented cash payable to Novacept shareholders and $4.4 million represented acquisition-related fees and expenses. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of operations of Novacept have been included in the accompanying condensed consolidated statement of operations from the date of the acquisition. In accordance with SFAS No. 141, the total purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of current fair values and may change as additional information becomes available. The goodwill and other intangible assets resulting from the acquisition will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets.

In-Process Research and Development and Developed Technology

As part of the purchase price allocation, all intangible assets were identified and valued. It was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, the Company allocated approximately $19.1 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to incomplete research and development activities primarily associated with an upgrade to the current version of the RF Controller, a controller that delivers radio frequency and serves as a primary component of the NovaSure System. At the date of acquisition, the development of the next generation RF Controller had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition.

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

Goodwill

The excess of the purchase price over the fair value of tangible and identifiable intangible net assets of approximately $203.3 million was allocated to goodwill, which is non-deductible for tax purposes. In accordance with SFAS No. 142, this amount will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test.

Purchase Price Allocation

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition, for an aggregate purchase price of approximately $325.8 million including acquisition costs.

Amount
(in thousands)

Current assets	$27,418
Property and equipment	2,556
Patents and developed technology	83,700
Goodwill	203,303
Other assets	121
Current liabilities	(9,589)
Deferred tax liability-long-term	(793)
In-process research and development	19,100
$325,816

Pro Forma results

The following unaudited pro forma financial information presents the combined results of operations of Cytyc and Novacept as if the acquisition had occurred as of the beginning of the periods presented. Both periods include pro forma adjustments to reflect interest costs related to the convertible notes offering (see Note 7). The pro forma results for the three and six months ended June 30, 2004 include $5.6 million of transaction fees and expenses incurred by Novacept related to the Merger, but exclude $19.1 million of in-process research and development costs.  The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

Pro forma results were as follows:

Three Months Ended

Six Months Ended

	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$99,474	$84,928	$192,298	$163,373
Net income	21,876	14,533	35,848	32,620

Net income per common share:
Basic	$0.20	$0.13	$0.32	$0.29
Diluted	$0.19	$0.13	$0.31	$0.29

(3)       Amortization of Other Intangible Assets

Amortization expense related to identifiable other intangible assets that will continue to be amortized in the future was approximately $888,000 and $368,000 for the three months ended June 30, 2004 and 2003, respectively, and approximately $1,256,000 and $735,000 for the six months ended June 30, 2004 and 2003, respectively. Estimated amortization expense related to other identifiable intangible assets, including patents and developed technology from the Novacept acquisition, is as follows:

Amount
(in thousands)
Remaining six months ending December 31, 2004	$1,886
Year ending December 31, 2005	6,584
Year ending December 31, 2006	8,506
Year ending December 31, 2007	10,816
Year ending December 31, 2008	12,671
Year ending December 31, 2009	12,630
Thereafter	45,501

Total	$98,594

(4)       Investment Securities

Investment securities consist of U.S. government securities, municipal bonds, corporate bonds and commercial paper. At June 30, 2004, the Company’s available-for-sale securities had contractual maturities at various dates through February 2006.  The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities.  Available-for-sale securities are shown in the consolidated financial statements at fair market value.  The Company has the ability and intent to hold securities when fair value is less than cost. At June 30, 2004 and December 31, 2003, the cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

	Amortized Cost	Gross Unrealized Holding Gains /(Losses)	Fair Value
	(in thousands)
June 30, 2004
Available-for-sale securities
Municipal bonds (average maturity of 9.4 months)	$43,019	$(145)	$42,874
U.S. government and agency securities (average maturity of 4.3 months)	16,441	(19)	16,422
Corporate bonds (average maturity of 3.3 months)	7,232	(17)	7,215
	$66,692	$(181)	$66,511

December 31, 2003
Available-for-sale securities
Municipal bonds (average maturity of 13.3 months)	$38,754	$21	$38,775
U.S. government and agency securities (average maturity of 8.3 months)	37,265	20	37,285
Corporate bonds (average maturity of 6.8 months)	28,175	68	28,243
Commercial paper (average maturity of 1.7 months)	1,997	—	1,997
	$106,191	$109	$106,300

(5)       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Raw material and work-in-process	$14,264	$10,580
Finished goods	9,217	7,221
	$23,481	$17,801

(6)       Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended
	June 30,
	2004	2003
	(in thousands)

Balance, beginning of year	$925	$1,923
New warranties	121	92
Payments	(598)	(590)
Adjustments	118	—
Balance, June 30	$566	$1,425

(7)       Long-Term Debt

On March 22, 2004, the Company completed the sale (the “Offering”) of $250 million aggregate principal amount of its 2.25% convertible notes due 2024. The convertible notes were sold to qualified institutional buyers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from the Offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.4 million, net of debt issuance costs of $7.6 million.

The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004.  In addition, if the average trading price of a note for the five trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of such note, the Company will also pay contingent interest during any six-month period from March 15 to September 14, and from September 15 to March 14, with the initial six-month period commencing March 15, 2009. During any interest period when contingent interest shall be payable, the contingent interest payable per note will equal 0.25% of the average trading price of the notes during the five trading days immediately preceding the first day of the applicable six-month interest period.

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

(8)       Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	110,840	111,069	110,380	112,244
Dilutive effect of assumed exercise of stock options	4,063	1,597	3,608	1,742
Diluted weighted average common shares outstanding	114,903	112,666	113,988	113,986

Diluted weighted average common shares outstanding for the three months ended June 30, 2004 and 2003 excludes 4,997,568 and 12,141,244 potential common shares, respectively, from stock options outstanding because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The Nasdaq National Market during the applicable periods and their effect would be anti-dilutive. Diluted weighted average common shares outstanding for the six months ended June 30, 2004 and 2003 excludes 7,811,156 and 12,042,440 potential common shares, respectively, from stock options outstanding because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The Nasdaq National Market during the applicable periods and their effect would be anti-dilutive. The effect of approximately 8.4 million shares related to the assumed conversion of the $250 million 2.25% convertible notes has been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004 because the conversion circumstances are substantive contingencies and none of the conditions that would permit conversion have been satisfied.

(9)       Stock-Based Compensation

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

Prior to October 2003, pro forma compensation cost for the Company’s stock options had been calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. In October 2003, the Company revised the assumptions utilized by the Black-Scholes model in determining pro forma compensation cost based on updated historical data of option exercise behavior, such that the cost is determined based on the multiple-option valuation approach. As a result, beginning in October 2003, the Company calculated pro forma compensation cost for all outstanding unvested stock options and any stock options granted since that time using the accelerated amortization method prescribed in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Utilizing these assumptions, pro forma net income and net income per share would have been the following if compensation cost for the Company’s stock option plans had been determined consistent with SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net income as reported	$21,876	$18,365	$23,412	$38,119
Assumed stock compensation cost	11,705	13,331	23,193	26,528
Pro forma net income	$10,171	$5,034	$219	$11,591

Net income per common share:
Basic — as reported	$0.20	$0.17	$0.21	$0.34
Basic — pro forma	$0.09	$0.05	$—	$0.10
Diluted — as reported	$0.19	$0.16	$0.21	$0.33
Diluted — pro forma	$0.09	$0.04	$—	$0.10

The underlying assumptions used in the Black-Scholes model are as follows:

	June 30,
	2004	2003
Risk-free interest rate	2.65%	2.91%
Expected dividend yield	—	—
Expected lives (in years)	3.49	5.30
Expected volatility	72%	94%

(10)     Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows:

Three Months Ended

Six Months Ended

	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income	$21,876	$18,365	$23,412	$38,119
Other comprehensive income, net of tax:
Unrealized losses on investment securities	(143)	(207)	(178)	(45)
Foreign currency translation adjustments	(55)	372	(171)	809
Comprehensive income	$21,678	$18,530	$23,063	$38,883

(11)     Stock Repurchase Program

The Company has established a stock repurchase program, with authority to spend up to $200,000,000, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options.  As of June 30, 2004, the Company had repurchased 15,279,039 shares under the program, with an aggregate cost of approximately $157,448,000 of which 135,000 shares were repurchased during the six months ended June 30, 2004 for cash of approximately $1,681,000. The program was suspended in January 2004. As of June 30, 2004, all of the 15,279,039 repurchased common shares were held in treasury.

(12)     Segment Information

The Company operates its business in two operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical products. These two operating segments are described below:

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

Surgical Products—  Following the acquisition of Novacept on March 24, 2004, this segment provides the NovaSure System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. The NovaSure System allows physicians to treat women with excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding to normal levels. The NovaSure System consists of a single-use device and a controller that delivers radio frequency energy to the uterus.

Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies and regulatory environments. Net sales by operating segment are as follows:

Three Months Ended

Six Months Ended

	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Diagnostic products	$81,467	$76,688	$160,834	$149,308
Surgical products	18,007	—	19,365	—
	$99,474	$76,688	$180,199	$149,308

(13)     Recent Accounting Pronouncements

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

(14)     Commitments and Contingencies

On June 16, 2003, the Company filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s patents are invalid and not infringed by Cytyc’s ThinPrep Imaging System.  On June 17, TriPath Imaging, Inc. announced that it had filed a lawsuit against Cytyc Corporation in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices.  On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts.  Additionally on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have Cytyc’s Massachusetts case dismissed.  The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date.  On March 17, 2004, a motion was granted removing the non-patent claims from the suit with the condition that if they are re-filed, they must be filed in Massachusetts.  Based on the current case schedule, the Company anticipates that a trial will be scheduled to occur sometime in late 2005 or 2006. Given the early stage and current status of the litigation, management is unable to express an opinion as to their likely outcome or an estimate of the possible loss or range of loss. Nevertheless, the Company believes that the claims against it are without merit and intends to vigorously defend this suit.

Cytyc Surgical Products, formerly Novacept, is a party to a number of legal proceedings involving alleged injuries to patients that occurred during endometrial ablation procedures using the NovaSure product. The Company plans to vigorously defend against these product liability claims related to the NovaSure System. The Company believes that it has sufficient product liability insurance and certain indemnification rights under the terms of the Merger Agreement with Novacept to cover these claims and that the resolution of the pending proceedings will not materially harm its business or operating results.

(15)     Reclassification of Equipment Under Customer Usage Agreements

Cytyc installs certain of its equipment (the ThinPrep Imaging System, for example) at customer sites under use-plan agreements.  Under these arrangements, the equipment remains the Company’s property and the cost of the equipment is amortized to cost of sales over the respective terms of the customer arrangements, which are generally between three and five years. Use-plan agreements commit the customer to purchase certain minimum quantities of disposable supplies (ThinPrep Pap Tests) from the Company at a stated price over a defined contract term.  As of June 30, 2004, this equipment is reflected in equipment under customer usage agreements on the Company's consolidated balance sheets. Previously, this equipment was included in other assets on the Company's consolidated balance sheets. For presentation purposes, the prior period’s amounts have been reclassified to conform to the current period’s presentation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our annual report on Form 10-K for the year ended December 31, 2003. Our discussion contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under the heading “Certain Factors Which May Affect Future Results”.

Overview

Cytyc Corporation is a leading medical device company that designs, develops, manufactures, and markets innovative and clinically effective products primarily focused on women’s health.  Our products cover a range of women’s health applications including cervical cancer screening, breast cancer risk assessment and treatment of excessive menstrual bleeding.

We operate our business in two operating segments — diagnostic products and surgical products. These two operating segments are aggregated into one reportable segment — the manufacture and sale of device-based medical products. Our diagnostics products business provides the ThinPrep® System, the most widely used method for cervical cancer screening in the United States. The ThinPrep System consists of the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies.  In addition to the automated preparation of cervical cell specimens on microscope slides for use in cervical cancer screening, our ThinPrep System also allows for the automated preparation of other cell specimens on microscope slides for use in general, non-gynecological diagnostic applications. The ThinPrep System provides the platform from which we have launched our expansion into breast cancer risk assessment with the FirstCyte® Breast Test.

Our surgical products business manufactures and markets the NovaSure® Impedance Controlled Endometrial Ablation System, or the NovaSure System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding.  The NovaSure System allows physicians to treat women with excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding to normal levels. This business was created following our acquisition of Novacept, a California corporation, in March 2004. The NovaSure System is marketed and sold primarily to hospitals and outpatient surgery centers in the United States.

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

Valuation of Long-Lived Assets, Intangibles and Goodwill. Intangible assets acquired in a business combination, including acquired in-process research and development, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The fair values of acquired intangible assets are determined by independent appraisers using information and assumptions provided by management. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method. No such impairment charges have been recorded to date. We are required to perform an impairment review annually, or earlier if indicators of potential impairment exist. Based on our impairment review during 2003, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At June 30, 2004, we had $393.0 million of intangible assets, of which $294.4 million represented goodwill. An impairment to our intangible assets could result in a material, non-cash expense in our condensed consolidated statement of income.

Income Taxes and Deferred Taxes. We file income tax returns in ten countries as well as many states and other localities. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, non-deductible items and changes in enacted tax rates. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” and “deferred tax liabilities” on our consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income. As a result of the acquisition of Novacept, we recorded approximately $31.4 million of deferred tax assets related to acquired net operating losses (“NOL’s”).  If we are unable to realize the benefits of these NOL’s in future years, we may be required to record additional tax expense in our condensed consolidated statement of income.

Legal Proceedings. We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our significant legal proceedings, some of which are a result of our acquisition of Novacept in March 2004, are discussed in Note 14 to these consolidated financial statements and in our annual report on Form 10-K for the year ended December 31, 2003.

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

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	% Change	2004	2003	% Change
	($ in millions)			($ in millions)

Diagnostic Products
Domestic	$70.8	$69.2	2%	$140.4	$134.5	4%
International	10.7	7.5	44%	20.4	14.8	38%
Total Diagnostic Products	81.5	76.7	6%	160.8	149.3	8%

Surgical Products(1)	18.0	—	n/a	19.4	—	n/a

Total Company	$99.5	$76.7	30%	$180.2	$149.3	21%

(1)  The surgical products division was created following our acquisition of Novacept on March 24, 2004. Our fiscal year 2004 operating results include the results of Novacept from the date of acquisition.

Net sales for our diagnostic products increased to $81.5 million and $160.8 million for the three and six months ended June 30, 2004, respectively, an increase of 6% and 8% over the same periods of 2003. These increases reflect a 2% and 4% increase in our domestic net sales for the three and six months ended June 30, 2004, respectively, as compared to the same periods of 2003, reaching $70.8 million and $140.4 million, primarily due to increased sales of our ThinPrep Pap Test (the disposable supplies used in gynecological applications of the ThinPrep System) for use with the ThinPrep Imaging System.

Domestic sales of our ThinPrep Pap Test increased 4% and 7% in the three and six months ended June 30, 2004, respectively, compared to the same periods of 2003, reflecting an increase in unit sales and average pricing due primarily to sales of ThinPrep Pap Tests for use with the ThinPrep Imaging System. Domestic sales of disposable supplies for use with our ThinPrep Imaging System, which was released in June 2003, reached $7.3 million in the second quarter of 2004, for a total of $11.3 million in the six months ended June 30, 2004.  There were no revenues from the sale of disposable supplies for use with our ThinPrep Imaging System for the same periods of 2003 due to the timing of market introduction in June 2003. ThinPrep Pap Test sales to our two largest customers, Quest Diagnostics, Inc. (“Quest”) and Laboratory Corporation of America (“LabCorp”), decreased by 5% in the second quarter of 2004 as compared to the same period of 2003, primarily reflecting lower average selling prices to Quest following the signing of their current multi-year purchase agreement with us in May 2003. For the six months ended June 30, 2004, sales to Quest and LabCorp remained consistent with those in the same period of 2003 as higher unit sales offset lower pricing following the signing of the multi-year agreement with Quest. ThinPrep Pap Test sales to Quest and LabCorp represented 23% and 26% of our consolidated net sales in the three and six months ended June 30, 2004, respectively.

International net sales for our diagnostic products increased to $10.7 million and $20.4 million for the three and six months ended June 30, 2004, respectively, an increase of 44% and 38% from the same periods of 2003, primarily reflecting increased unit sales of the ThinPrep Pap Test and, to a lesser degree, an increase in average pricing. International sales grew to 13% of diagnostics products worldwide net sales for the three and six months ended June 30, 2004, respectively, as compared with 10% in the same periods of 2003.

Net sales for our surgical products division, which was created following our acquisition of Novacept on March 24, 2004, were $18.0 million for the three months ended June 30, 2004. Sales of NovaSure single-use devices totaled $15.8 million, or 90% of the net sales in this division. Sales for the surgical products division were $19.4 million for the period from the March 24, 2004 acquisition date through June 30, 2004, which included five business days in the first quarter of 2004. Our fiscal year 2004 operating results include the results of Novacept, now renamed Cytyc Surgical Products, from the date of acquisition.

Gross Profit

Gross profit increased to $77.8 million and $143.4 million for the three and six months ended June 30, 2004, respectively, an increase of 27% and 18% as compared with the same periods of 2003, primarily reflecting growth in net sales during the periods. The gross margin decreased to 78.2% and 79.6% for the three and six months ended June 30, 2004, respectively, as compared to 80.2% and 81.5% for the same periods of 2003. These decreases resulted primarily from sales of the NovaSure System at our surgical products division, which generally carry a lower margin than our ThinPrep Pap Test, as well as an increase in international sales of our diagnostic products as a percentage of total sales, which generally have lower margins as compared to domestic sales.

Operating Expenses

Total operating expenses increased to $41.5 million and $92.5 million for the three and six months ended June 30, 2004, respectively, an increase of 31% and 55% as compared to the same periods of 2003. Operating expenses in 2004 reflect the results of both our diagnostic products segment and our surgical products business acquired in March 2004, including a one-time charge of $19.1 million to write off acquired in-process research and development costs related to the acquisition of Novacept. The following is a summary of operating expenses for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	($ in millions)		($ in millions)		($ in millions)		($ in millions)

Research and development	$5.3	5.3%	$3.8	5.0%	$9.6	5.3%	$6.8	4.5%
In-process research and development	—	—	—	—	19.1	10.6%	—	—
Sales and marketing	27.4	27.5%	21.1	27.5%	47.6	26.4%	40.0	26.8%
General and administrative	8.8	8.9%	6.8	8.9%	16.3	9.0%	12.9	8.6%

Research and Development

Our investment in research and development reflects spending on new product development programs as well as regulatory compliance and clinical research. Research and development costs increased to $5.3 million and $9.6 million for the three and six months ended June 30, 2004, respectively, an increase of 39% and 42% as compared to the same periods of 2003, primarily due to efforts to continue to improve the ThinPrep Imaging System as well as development of the second generation RF Controller at our surgical products business.

In-Process Research and Development

As part of the allocation of the purchase price of Novacept, all intangible assets were identified and valued. It was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, we allocated approximately $19.1 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to incomplete research and development activities primarily associated with an upgrade to the current version of the RF Controller, a primary component of the NovaSure System. At the date of acquisition, the development of the next generation RF Controller had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition.

Sales and Marketing

Sales and marketing costs increased to $27.4 million and $47.6 million for the three and six months ended June 30, 2004, respectively, an increase of 30% and 19% as compared to the same periods of 2003, primarily due to sales and marketing costs at our surgical products business acquired in March 2004, including costs associated with the integration and cross-training of our diagnostic products and surgical products sales forces. In addition, we incurred higher selling and customer training costs associated with supporting the continued market release of the ThinPrep Imaging System and increased marketing costs to support our international expansion efforts following the recommendation of liquid-based cytology as the primary means to process samples for cervical cancer screening programs by the United Kingdom’s National Institute for Clinical Excellence (“NICE”) in October 2003.

General and Administrative

General and administrative costs increased to $8.8 million and $16.3 million for the three and six months ended June 30, 2004, respectively, an increase of 29% and 26% as compared to the same periods of 2003, largely due to legal costs associated with litigation and administrative costs at our surgical products business acquired in March 2004. As a percentage of revenues, general and administrative expenses remained constant at 9% of revenues for the three and six months ended June 30, 2004 and 2003, respectively.

Other (Expense) Income, net

We recorded $1.8 million of interest expense in the second quarter of 2004 related to our 2.25% convertible notes due 2024, which were issued on March 22, 2004, as well as the amortization of deferred financing costs associated with the issuance of these notes. Previously we did not have any long-term debt obligations. Interest income decreased to $0.4 million and $1.1 million for the three and six months ended June 30, 2004, respectively, a decrease of 42% and 21% as compared to the same periods of 2003, as cash balances were lower following the use of our cash to acquire Novacept in March 2004.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2004 was 37% and 38%, respectively, exclusive of the effects of the non-deductible $19.1 million in-process research and development charge incurred in connection with the Novacept acquisition in March 2004, as compared to 40% for the same periods of 2003. The decrease is primarily due to savings from tax planning initiatives which began in 2003. We estimate that our effective tax rate for fiscal 2004, exclusive of the effects of the in-process research and development charge, will be 38%.

Liquidity and Capital Resources

At June 30, 2004, we had cash, cash equivalents and investment securities totaling $146.1 million. Cash provided by operations was $39.5 million for the six months ended June 30, 2004, a slight increase compared to $39.4 million during the same period of 2003. Our net accounts receivable increased 39% to $58.5 million at June 30, 2004, as compared to $42.1 million at December 31, 2003, reflecting $6.6 million of receivables acquired in March 2004 as part of our acquisition of Novacept and growth in net sales. Our Days Sales Outstanding increased from 46 days at December 31, 2003 to 52 days at June 30, 2004. We have had no significant issues of collectibility. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to roughly the number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 32% to $23.5 million at June 30, 2004, as compared to $17.8 million at December 31, 2003, primarily reflecting $4.0 million of NovaSure inventory acquired in March 2004 as part of the acquisition of Novacept, as well as the purchase of materials to support current demand for the ThinPrep Imaging System.

Our investing activities used cash of $289.3 million in the first six months of 2004, primarily related to the purchase of Novacept in March 2004. We paid $325.8 million to purchase Novacept, including acquisition-related costs, using a combination of debt financing and cash on hand to fund the purchase. During the first six months of 2004, we invested $15.7 million in equipment for customer usage agreements, of which $14.9 million represented ThinPrep Imaging Systems placed at customer sites. We also made $3.5 million of capital expenditures during the first six months of 2004, related primarily to the expansion of our manufacturing facilities and information systems to support the growth of our business.  Our investing activities during the first six months of 2003 primarily related to the sale of investment securities, a portion of which was used to fund capital purchases including machinery and office equipment for our distribution center in Methuen, Massachusetts.

Our financing activities in the first six months of 2004 generated cash of $258 million, primarily as a result of the private placement of $250 million of 2.25% convertible notes due 2024. Proceeds from this offering are net of debt issuance costs. We also generated cash of $17.3 million as a result of proceeds from the exercise of stock options and our Employee Stock Purchase Plan. During the first six months of 2003, our financing activities consisted primarily of the repurchase of our common stock. We suspended our stock repurchase program in January 2004. During the first six months of 2004 and 2003, we spent $1.7 million and $50.1 million, respectively, under this program.

Long-Term Debt and Contractual Obligations

On March 22, 2004, we completed the sale of $250 million aggregate principal amount of our 2.25% convertible notes due 2024. The convertible notes were sold to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds from the offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.4 million, net of debt issue costs of $7.6 million. The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004.

As of June 30, 2004, we had no material additions to the contractual cash obligations described in our annual report on Form 10-K for the fiscal year ended December 31, 2003 and our quarterly report on Form 10-Q for the three months ended March 31, 2004.

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

The factors listed under “Certain Factors Which May Affect Future Results” in our annual report on Form 10-K for the fiscal year ended December 31, 2003 and under the same heading in our quarterly report on Form 10-Q for the quarter ended March 31, 2004 related to our acquisition of Novacept, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. All of our investments are in investment-grade U.S. government securities, municipal bonds, corporate bonds and commercial paper, which are carried at fair value on our books.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to legal claims and assertions in the ordinary course of business.  Except for the matters described in the annual report for the year ended December 31, 2003 and in the quarterly report for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission, we are not aware of any such claims or assertions that could have a material effect on us.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Our stock repurchase program was established in January 2002.  Under this program, we have the authority to spend up to $200 million, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to our stock option holders upon exercise of their stock options.  The repurchase program may be suspended at any time and from time to time without prior notice.  The repurchase program was suspended in January 2004. No shares were purchased during the second quarter of 2004.  As of June 30, 2004, we have repurchased 15,279,039 shares under the program with an aggregate cost of $157.4 million.  As of June 30, 2004, $42.6 million of shares may be repurchased under the program.

Item 4.  Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 26, 2004 (the “2004 Annual Meeting”), our stockholders took the following actions:

1.                                       The approval of the following nominees as Class II Directors to the board of directors with the nominees receiving the following votes:

	For	Withheld
Walter E. Boomer	95,672,793	5,012,036
Daniel J. Levangie	97,648,947	3,035,882
Joseph B. Martin, M.D., Ph.D.	99,034,272	1,650,557

Each of the Class II Directors will serve for a three year term expiring at our annual meeting of stockholders in 2007, or until his successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2004 Annual Meeting. No other persons were nominated or received votes for election as our directors at the 2004 Annual Meeting.

2.                                       Our stockholders approved the Cytyc Corporation 2004 Omnibus Stock Plan, which provides for the issuance of up to 12,250,000 shares of our common stock in the form of stock options and other stock awards. With respect to such matter, the votes were cast as follows: 55,697,976 shares were voted for the proposal, 30,869,142 shares were voted against the proposal and 14,117,711 shares were abstained from voting on the proposal.

3.                                       Our stockholders approved the Cytyc Corporation 2004 Employee Stock Purchase Plan, which provides for the issuance of up to 2,000,000 shares of our common stock to participating employees. With respect to such matter, the votes were cast as follows: 70,132,321 shares were voted for the proposal, 16,541,077 shares were voted against the proposal and 14,011,431 shares were abstained from voting on the proposal.

4.                                       Our stockholders ratified the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2004. With respect to such matter, the votes were cast as follows: 85,459,431 shares were voted for the proposal, 15,184,914 shares were voted against the proposal and 40,484 shares were abstained from voting on the proposal.

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

(b) Reports on Form 8-K

There were three reports on Form 8-K filed by Cytyc during the quarter ended June 30, 2004.

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

On June 10, 2004, we filed a current report on Form 8-K to disclose that we issued a press release on June 9, 2004 to announce that we had filed a registration statement on Form S-3 with the Securities and

Exchange Commission relating to the resale of $250 million aggregate principal amount of our 2.25% Convertible Notes due 2024 and the shares of our common stock issuable upon conversion of such notes. A copy of the press release was filed as an exhibit under Item 5 of such Form 8-K.

Subsequent Form 8-K Filings

On July 12, 2004, we filed a current report on Form 8-K to disclose that we issued a press release on July 9, 2004 to announce that the Securities and Exchange Commission had declared effective our Registration Statement on Form S-3 relating to the resale of $250 million aggregate principal amount of our 2.25% Convertible Notes due 2024 and the shares of our common stock issuable upon conversion of such notes. A copy of the press release was filed as an exhibit under Item 5 of such Form 8-K.

On July 29, 2004, we filed a current report on Form 8-K to disclose that we issued a press release announcing our earnings for the quarter ended June 30, 2004. A copy of the press release was furnished as an exhibit under Item 12 of such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: August 2, 2004	By:	/s/ Leslie Teso-Lichtman
Leslie Teso-Lichtman
Vice President, Controller, Acting Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.
3.2(1)	Amended and Restated By-Laws of Cytyc Corporation.
3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
4.1(3)	Specimen certificate representing the Common Stock.
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