Form 10-Q
period 2004-09-30
CYTYC CORP
filed 2004-11-02
CIK 849778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of October 26, 2004 was 111,731,766.

Total Number of Pages: 26

Exhibit index located on page 26

CYTYC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytyc Corporation

85 Swanson Road

Boxborough, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Cytyc Corporation and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

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

October 29, 2004

Part I                 FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,632	$71,597
Investment securities	62,246	106,300
Accounts receivable, net of allowance of $1,168 and $1,744 at September 30, 2004 and December 31, 2003, respectively	61,466	42,070
Inventories	25,017	17,801
Deferred tax assets, net	2,830	2,730
Prepaid expenses and other current assets	7,430	2,129
Total current assets	275,621	242,627
Property and equipment, net	40,405	32,561
Intangible assets:
Patents and developed technology, net of accumulated amortization of $5,460 and $3,281 at September 30, 2004 and December 31, 2003, respectively	97,670	16,149
Goodwill	294,000	91,097
Total intangible assets	391,670	107,246
Equipment under customer usage agreements, net	26,630	8,072
Other assets, net	7,757	394
Total assets	$742,083	$390,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,693	$8,364
Accrued expenses	44,729	23,141
Deferred revenue	3,195	1,415
Total current liabilities	57,617	32,920

Deferred tax liabilities, net	4,333	4,221
Long-term debt and other non-current liabilities	250,142	128
Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock, $.01 par value— Authorized-5,000,000 shares No shares issued or outstanding	—	—
Common stock, $.01 par value— Authorized-200,000,000 shares Issued-126,977,436 and 124,725,579 shares in 2004 and 2003, respectively Outstanding-111,698,397 and 109,581,540 shares in 2004 and 2003, respectively	1,270	1,247
Additional paid-in capital	435,847	405,828
Treasury stock, at cost: 15,279,039 and 15,144,039 shares in 2004 and 2003, respectively	(157,448)	(155,767)
Accumulated other comprehensive income	2,504	2,679
Retained earnings	147,818	99,644

Total stockholders’ equity	429,991	353,631
Total liabilities and stockholders’ equity	$742,083	$390,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$102,787	$75,457	$282,986	$224,766

Cost of sales	21,334	14,063	58,172	41,639

Gross profit	81,453	61,394	224,814	183,127

Operating expenses:
Research and development	5,424	4,212	15,031	10,989
In-process research and development	—	—	19,100	—
Sales and marketing	26,349	20,201	73,913	60,201
General and administrative	8,402	6,805	24,667	19,711
Total operating expenses	40,175	31,218	132,711	90,901

Income from operations	41,278	30,176	92,103	92,226
Other (expense) income, net:
Interest income	492	477	1,597	1,884
Interest expense	(1,801)	—	(3,590)	—
Other	(30)	(200)	(703)	(112)
Total other (expense) income, net	(1,339)	277	(2,696)	1,772

Income before provision for income taxes	39,939	30,453	89,407	93,998
Provision for income taxes	15,177	11,855	41,233	37,281

Net income	$24,762	$18,598	$48,174	$56,717

Net income per common share:
Basic	$0.22	$0.17	$0.44	$0.51
Diluted	$0.21	$0.17	$0.42	$0.50

Weighted average common shares outstanding:
Basic	111,412	109,728	110,707	111,410
Diluted	115,791	111,613	114,553	113,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$48,174	$56,717
Depreciation and amortization	11,818	6,448
Provision for doubtful accounts	(576)	(280)
Acquired in-process research and development	19,100	—
Amortization of deferred financing costs	777	—
Compensation expense related to issuance of stock to directors, executives and non-employee awards	309	562
Compensation expense related to stock options assumed in acquisition of Pro-Duct Health	—	21
Change in deferred income taxes	(455)	3,644
Changes in assets and liabilities, excluding effects of acquisition—
Accounts receivable	(12,264)	(6,376)
Inventories	(3,332)	(4,208)
Prepaid expenses and other current assets	(4,903)	(1,325)
Accounts payable	(4,978)	2,802
Accrued expenses	18,697	2,939
Deferred revenue	1,748	(198)
Tax benefit from exercise of stock options	5,934	3,078

Net cash provided by operating activities	80,049	63,824

Cash flows from investing activities:
Acquisition of Novacept, net of cash acquired	(309,330)	—
(Increase) decrease in other assets	(247)	2,935
Increase in equipment under customer usage agreements	(21,963)	(1,310)
Purchases of property and equipment	(11,537)	(7,787)
Purchases of investment securities	(36,522)	(108,473)
Proceeds from sale of investment securities	80,351	147,237

Net cash (used in) provided by investing activities	(299,248)	32,602

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	242,226	—
Purchase of treasury shares	(1,680)	(55,133)
Proceeds from issuance of shares under Employee Stock Purchase Plan	769	633
Proceeds from exercise of stock options	23,029	4,147

Net cash provided by (used in) financing activities	264,344	(50,353)

Effect of exchange rate changes on cash	(110)	1,733
Net increase in cash and cash equivalents	45,035	47,806
Cash and cash equivalents, beginning of period	71,597	39,251

Cash and cash equivalents, end of period	$116,632	$87,057

Supplemental disclosure of non-cash items:
Unrealized holding loss on investment securities	$(138)	$(39)

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

(2)       Acquisition of Novacept

On March 24, 2004, Cytyc acquired Novacept, a privately held California corporation, in a non-taxable transaction through the merger (the “Merger”) of Radio Acquisition Corporation, a newly formed, wholly-owned subsidiary of Cytyc, with and into Novacept. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of March 1, 2004, as amended by Amendment No. 1 to the Merger Agreement, dated as of March 22, 2004. As a result of the Merger, all of Novacept’s issued and outstanding capital stock immediately prior to the Merger was automatically converted into the right to receive an aggregate of approximately $321.4 million in cash. To satisfy certain claims as provided in the Merger Agreement, $27.5 million of the purchase price was placed in escrow.

Novacept, renamed Cytyc Surgical Products following the acquisition, manufactures and markets the NovaSure® System, an endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. The acquisition of Novacept is intended to build on Cytyc’s reputation and leadership position in providing innovative medical technologies for women’s health, significantly increase Cytyc’s sales and marketing resources to obstetrics and gynecology physicians and thereby increase the Company’s competitive position for both the ThinPrep® and NovaSure product lines, leverage the Company’s international infrastructure, and provide a strong and diversified financial growth trajectory. The purchase price was supported by estimates of future revenue and earnings of Novacept, as well as the value of sales force and other projected synergies.

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

In-Process Research and Development and Developed Technology

As part of the purchase price allocation, all intangible assets were identified and valued. It was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, the Company allocated approximately $19.1 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to incomplete research and development activities primarily associated with an upgrade to the RF Controller, a controller that delivers radio frequency and serves as a primary component of the NovaSure System. At the date of acquisition, the development of the next generation RF Controller had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition.

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

Goodwill

The excess of the purchase price over the fair value of tangible and identifiable intangible net assets of approximately $202.9 million was allocated to goodwill, which is non-deductible for tax purposes. In accordance with SFAS No. 142, this amount will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test.

Purchase Price Allocation

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition, for an aggregate purchase price of approximately $325.8 million including acquisition costs.

Amount
(in thousands)

Current assets	$27,418
Property and equipment	2,556
Patents and developed technology	83,700
Goodwill	202,912
Other assets	121
Current liabilities	(9,189)
Deferred tax liability—long-term	(793)
In-process research and development	19,100
$325,825

Pro Forma results

The following unaudited pro forma financial information presents the combined results of operations of Cytyc and Novacept as if the acquisition had occurred as of the beginning of the periods presented. Both periods include pro forma adjustments to reflect interest costs related to the convertible notes offering (see Note 7). The pro forma results for the three and nine months ended September 30, 2004 include $5.6 million of transaction fees and expenses incurred by Novacept related to the Merger, but exclude $19.1 million of in-process research and development costs.  The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

Pro forma results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$102,787	$85,961	$295,085	$249,334
Net income	$24,762	$17,541	$60,610	$50,161

Net income per common share:
Basic	$0.22	$0.16	$0.55	$0.45
Diluted	$0.21	$0.16	$0.53	$0.44

(3)       Amortization of Other Intangible Assets

Amortization expense related to identifiable other intangible assets that will continue to be amortized in the future was approximately $924,000 and $368,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately $2,179,000 and $1,104,000 for the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense related to other identifiable intangible assets, including patents and developed technology from the Novacept acquisition, is as follows:

Amount
(in thousands)
Remaining three months ending December 31, 2004	$963
Year ending December 31, 2005	6,584
Year ending December 31, 2006	8,506
Year ending December 31, 2007	10,816
Year ending December 31, 2008	12,671
Year ending December 31, 2009	12,630
Thereafter	45,500

Total	$97,670

(4)       Investment Securities

Investment securities consist of U.S. government securities, municipal bonds, corporate bonds and commercial paper. At September 30, 2004, the Company’s available-for-sale securities had contractual maturities at various dates through July 2006.  The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities.  Available-for-sale securities are shown in the consolidated financial statements at fair market value.  The Company has the ability and intent to hold securities when fair value is less than cost. At September 30, 2004 and December 31, 2003, the cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type were as follows:

	Amortized Cost	Gross Unrealized Holding Gains /(Losses)	Fair Value
	(in thousands)
September 30, 2004
Available-for-sale securities
Municipal bonds (average maturity of 7.7 months)	$45,661	$(88)	$45,573
U.S. government and agency securities (average maturity of 5.2 months)	12,428	(19)	12,409
Corporate bonds (average maturity of 3.2 months)	4,273	(9)	4,264
	$62,362	$(116)	$62,246

December 31, 2003
Available-for-sale securities
Municipal bonds (average maturity of 13.3 months)	$38,754	$21	$38,775
U.S. government and agency securities (average maturity of 8.3 months)	37,265	20	37,285
Corporate bonds (average maturity of 6.8 months)	28,175	68	28,243
Commercial paper (average maturity of 1.7 months)	1,997	—	1,997
	$106,191	$109	$106,300

(5)       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Raw material and work-in-process	$14,152	$10,580
Finished goods	10,865	7,221
	$25,017	$17,801

(6)       Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)

Balance, beginning of year	$925	$1,923
New warranties	296	137
Payments	(848)	(887)
Adjustments	118	—
Balance, September 30	$491	$1,173

(7)       Long-Term Debt

On March 22, 2004, the Company completed the sale (the “Offering”) of $250 million aggregate principal amount of its 2.25% convertible notes due 2024. The convertible notes were sold to qualified institutional buyers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from the Offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.2 million, net of debt issuance costs of $7.8 million.

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

(8)       Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. The following table provides a reconciliation of the denominators used in calculating basic and diluted net income per share for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	111,412	109,728	110,707	111,410
Dilutive effect of assumed exercise of stock options	4,379	1,885	3,846	1,786
Diluted weighted average common shares outstanding	115,791	111,613	114,553	113,196

Diluted weighted average common shares outstanding for the three months ended September 30, 2004 and 2003 excludes 3,859,244 and 11,390,425 potential common shares, respectively, from stock options outstanding because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The Nasdaq National Market during the applicable periods and their effect would be anti-dilutive. Diluted weighted average common shares outstanding for the nine months ended September 30, 2004 and 2003 excludes 6,748,411 and 11,999,644 potential common shares, respectively, from stock options outstanding because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The Nasdaq National Market during the applicable periods and their effect would be anti-dilutive. The effect of approximately 8.4 million shares related to the assumed conversion of the $250 million 2.25% convertible notes issued in March 2004 has been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004 because the conversion circumstances are substantive contingencies and none of the conditions that would permit conversion have been satisfied. However, as a result of a recent change in accounting rules that is effective for periods ending after December 15, 2004, the dilutive effect of the 2.25% convertible notes will be included in dilutive earnings per share regardless of whether any of the triggering contingencies have been satisfied (see Note 13).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net income as reported	$24,762	$18,598	$48,174	$56,717
Assumed stock compensation cost	7,778	12,684	30,971	39,212
Pro forma net income	$16,984	$5,914	$17,203	$17,505

Net income per common share:
Basic — as reported	$0.22	$0.17	$0.44	$0.51
Basic — pro forma	$0.15	$0.05	$0.16	$0.16
Diluted — as reported	$0.21	$0.17	$0.42	$0.50
Diluted — pro forma	$0.15	$0.05	$0.15	$0.15

The underlying assumptions used in the Black-Scholes model are as follows:

	September 30,
	2004	2003
Risk-free interest rate.	3.05%	3.14%
Expected dividend yield	—	—
Expected lives (in years)	3.50	5.28
Expected volatility	65%	92%

(10)   Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income	$24,762	$18,598	$48,174	$56,717
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities	40	6	(138)	(39)
Foreign currency translation adjustments	133	176	(37)	1,368
Comprehensive income	$24,935	$18,780	$47,999	$58,046

(11)   Stock Repurchase Program

The Company has established a stock repurchase program, with authority to spend up to $200,000,000, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options.  As of September 30, 2004, the Company had repurchased 15,279,039 shares under the program, with an aggregate cost of approximately $157,448,000 of which 135,000 shares were repurchased during the nine months ended September 30, 2004 for cash of approximately $1,680,000. There have been no repurchases under the program since January 2004. As of September 30, 2004, all of the 15,279,039 repurchased common shares were held in treasury.

(12)   Segment Information

The Company operates its business in two operating segments, which are aggregated into one reportable segment – the manufacture and sale of device-based medical products. These two operating segments are described below:

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

Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies and regulatory environments. Net sales by operating segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Diagnostic products	$83,115	$75,457	$243,920	$224,766
Surgical products	19,672	—	39,066	—
	$102,787	$75,457	$282,986	$224,766

(13)   Recent Accounting Pronouncement

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This change in accounting principle is effective for all periods after December 15, 2004 and would be applied on a retroactive basis, requiring restatement of prior period dilutive earnings per share. This change is expected to result in additional dilution to the Company’s diluted earnings per share as a result of its $250.0 million 2.25% senior convertible notes issued in March 2004, which are CoCo’s. At September 30, 2004, for purposes of determining dilutive earnings per share, the interest expense net of tax effect would be added back to net income and an additional 8.4 million and 5.9 million shares of common stock would be added to diluted shares outstanding for the three and nine months ended September 30, 2004, respectively. Inclusion of the CoCo’s in diluted shares outstanding would not have affected diluted earnings per share for the three and nine months ended September 30, 2004.

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

(15)   Reclassification of Equipment Under Customer Usage Agreements

Cytyc installs certain of its equipment (the ThinPrep Imaging System, for example) at customer sites under use-plan agreements.  Under these arrangements, the equipment remains the Company’s property and the cost of the equipment is amortized to cost of sales over the respective terms of the customer arrangements, which are generally between three and five years. Use-plan agreements commit the customer to purchase certain minimum quantities of disposable supplies (ThinPrep Pap Tests) from the Company at a stated price over a defined contract term.  As of September 30, 2004, this equipment is reflected in equipment under customer usage agreements on the Company’s consolidated balance sheets. Previously, this equipment was included in other assets on the Company’s consolidated balance sheets. For presentation purposes, the prior period’s amounts have been reclassified to conform to the current period’s presentation.

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

Our surgical products business manufactures and markets the NovaSure® Impedance Controlled Endometrial Ablation System, or the NovaSure System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding.  The NovaSure System allows physicians to treat women with excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding. This business was created following our acquisition of Novacept, a California corporation, in March 2004. The NovaSure System is marketed and sold primarily to hospitals and outpatient surgery centers in the United States.

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

Valuation of Long-Lived Assets, Intangibles and Goodwill. Intangible assets acquired in a business combination, including acquired in-process research and development, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The fair values of acquired intangible assets are determined by management using relevant information and assumptions and assisted, in certain situations, by independent appraisers. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. We are required to perform an impairment review for goodwill on an annual basis, or earlier if indicators of potential impairment exist. Based on our impairment review during 2004, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At September 30, 2004, we had $391.7 million of intangible assets, of which $294.0 million represented goodwill. An impairment to our intangible assets could result in a material, non-cash expense in our condensed consolidated statement of income.

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

Legal Proceedings. We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our significant legal proceedings, some of which are a result of our acquisition of Novacept in March 2004, are discussed in Note 14 to these consolidated financial statements, in our annual report on Form 10-K for the year ended December 31, 2003 and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

Results of Operations

Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	($ in millions)			($ in millions)

Diagnostic Products
Domestic	$73.2	$67.7	8%	$213.6	$202.2	6%
International	9.9	7.8	27%	30.3	22.6	34%
Total Diagnostic Products	83.1	75.5	10%	243.9	224.8	9%

Surgical Products (1)	19.7	—	n/a	39.1	—	n/a
Total Company	$102.8	$75.5	36%	$283.0	$224.8	26%

(1)       The surgical products division was created following our acquisition of Novacept on March 24, 2004. Our fiscal year 2004 operating results include the results of Novacept from the date of acquisition.

Net sales for our diagnostic products increased primarily due to increased domestic sales of our ThinPrep Pap Test (the disposable supplies used in gynecological applications of the ThinPrep System), which increased 7% in both the three and nine months ended September 30, 2004 compared to the same periods of 2003. This increase reflects an increase in unit sales of our ThinPrep Pap Tests for use with the ThinPrep Imaging System, which generally include a fee for use of the ThinPrep Imaging System. Domestic sales of disposable supplies for use with our ThinPrep Imaging System, which include the usage fee, reached $11.5 million in the third quarter of 2004, for a total of $22.8 million in the nine months ended September 30, 2004.  There were no revenues from the sale of disposable supplies for use with our ThinPrep Imaging System for the same periods of 2003 due to the timing of market introduction in June 2003. ThinPrep Pap Test sales to our two largest customers, Quest Diagnostics, Inc. (“Quest”) and Laboratory Corporation of America (“LabCorp”), remained consistent in the third quarter of 2004 as compared to the same period of 2003, both in terms of volume and pricing. For the nine months ended September 30, 2004, sales to Quest and LabCorp remained consistent with those in the same period of 2003 as higher unit sales offset lower average selling prices to Quest following the signing of their multi-year agreement with us in May 2003. ThinPrep Pap Test sales to Quest and LabCorp together represented 23% and 25% of our consolidated net sales in the three and nine months ended September 30, 2004, respectively.

International net sales for our diagnostic products increased to $9.9 million and $30.3 million for the three and nine months ended September 30, 2004, respectively, an increase of 27% and 34% from the same periods of 2003, primarily reflecting increased unit sales of the ThinPrep Pap Test and, to a lesser degree, an increase in average pricing. International sales grew to 12% of diagnostics products worldwide net sales for the three and nine months ended September 30, 2004, as compared with 10% in the same periods of 2003.

Net sales for our surgical products division, which was created following our acquisition of Novacept on March 24, 2004, were $19.7 million and $39.1 million for the three and nine months ended September 30, 2004, respectively. Sales of NovaSure single-use devices represented 89% and 88% of the net sales in this division for the three and nine months ended September 30, 2004, respectively. Our fiscal year 2004 operating results include the results of Novacept, now renamed Cytyc Surgical Products, from the date of acquisition.

Gross Profit

Gross profit increased to $81.5 million and $224.8 million for the three and nine months ended September 30, 2004, respectively, an increase of 33% and 23% as compared with the same periods of 2003, primarily reflecting growth in net sales during the periods. The gross margin decreased to 79% for the three and nine months ended September 30, 2004, as compared to 81% for the same periods of 2003. These decreases resulted from expenses related to the introduction of the ThinPrep Imaging System, as well as the sales of the NovaSure System at our surgical products division and an increase in international sales of our diagnostic products, which both generally have lower margins as compared to domestic sales of the ThinPrep Pap Test.

Operating Expenses

Total operating expenses increased to $40.2 million and $132.7 million for the three and nine months ended September 30, 2004, respectively, an increase of 29% and 46% as compared to the same periods of 2003. Operating expenses in 2004 reflect the results of both our diagnostic products segment and our surgical products business acquired in March 2004, including a one-time charge of $19.1 million to write off acquired in-process research and development costs related to the acquisition of Novacept. The following is a summary of operating expenses for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	($ in millions)		($ in millions)		($ in millions)		($ in millions)

Research and development	$5.4	5.3%	$4.2	5.6%	$15.0	5.3%	$11.0	4.9%
In-process research and development	—	—	—	—	19.1	6.7%	—	—
Sales and marketing	26.3	25.6%	20.2	26.8%	73.9	26.1%	60.2	26.8%
General and administrative	8.4	8.2%	6.8	9.0%	24.7	8.7%	19.7	8.8%

Research and Development

Our investment in research and development reflects spending on product development programs as well as regulatory compliance and clinical research. Research and development costs increased to $5.4 million and $15.0 million for the three and nine months ended September 30, 2004, respectively, an increase of 29% and 37% as compared to the same periods of 2003, primarily due to efforts to continue to improve the ThinPrep Imaging System, development of the second generation RF Controller at our surgical products business, as well as amortization of the developed technology intangible asset that resulted from our acquisition of Novacept in March 2004.

In-Process Research and Development

As part of the allocation of the purchase price of Novacept, all intangible assets were identified and valued. It was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, we allocated approximately $19.1 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to incomplete research and development activities primarily associated with an upgrade to the RF Controller, a primary component of the NovaSure System. At the date of acquisition, the development of the next generation RF Controller had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition.

Sales and Marketing

Sales and marketing costs increased to $26.3 million and $73.9 million for the three and nine months ended September 30, 2004, respectively, an increase of 30% and 23% as compared to the same periods of 2003, primarily due to sales and marketing costs at our surgical products business acquired in March 2004, including costs associated with the integration and cross-training of our diagnostic products and surgical products sales forces. In addition, we incurred higher selling and customer training costs associated with supporting the continued market release of the ThinPrep Imaging System and increased marketing costs to support our international expansion efforts following the recommendation of liquid-based cytology as the primary means to process samples for cervical cancer screening programs by the United Kingdom’s National Institute for Clinical Excellence (“NICE”) in October 2003.

General and Administrative

General and administrative costs increased to $8.4 million and $24.7 million for the three and nine months ended September 30, 2004, respectively, an increase of 23% and 25% as compared to the same periods of 2003, largely due to legal costs associated with litigation, as well as administrative costs at our surgical products business acquired in March 2004. The impact of these administrative costs was offset in part by a reduction of our allowance for doubtful accounts based on favorable collections experience. As a percentage of revenues, general and administrative expenses represented 8% of revenue for the three months ended September 30, 2004 and 9% of revenues for the nine months ended September 30, 2004 as compared to 9% of revenue for the three and nine months ended September 30, 2003.

Other (Expense) Income, net

We recorded interest expense of $1.8 million and $3.6 million for the three and nine months ended September 30, 2004 related to our 2.25% convertible notes due 2024, which were issued on March 22, 2004, as well as the amortization of deferred financing costs associated with the issuance of these notes. Previously we did not have any long-term debt obligations. Interest income remained consistent at $0.5 million for the three months ended September 30, 2004 and 2003, however interest income decreased by 15% to $1.6 million for the nine months ended September 30, 2004, as compared to $1.9 million in the same period of 2003, as cash balances were lower immediately following the use of our cash to acquire Novacept in March 2004.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2004 was 38% and 46%. Exclusive of the effects of the non-deductible $19.1 million in-process research and development charge incurred in connection with the Novacept acquisition in March 2004, our effective tax rate for the three and nine months ended September 30, 2004 was 38%, as compared to 40% for the same periods of 2003. The decrease is primarily due to savings from tax planning initiatives which began in 2003. We estimate that our effective tax rate for fiscal 2004, exclusive of the effects of the in-process research and development charge, will be 38%.

Liquidity and Capital Resources

At September 30, 2004, we had cash, cash equivalents and investment securities totaling $178.9 million. Cash provided by operations was $80.0 million for the nine months ended September 30, 2004, an increase of 25% compared to $63.8 million during the same period of 2003, primarily as a result of increasing net sales. Our net accounts receivable increased 46% to $61.5 million at September 30, 2004, as compared to $42.1 million at December 31, 2003, reflecting growth in net sales as well the addition of receivables from our surgical products division, which was acquired in March 2004. Our Days Sales Outstanding increased from 46 days at December 31, 2003 to 52 days at September 30, 2004. We have had no significant issues of collectibility. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to the estimated number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 41% to $25.0 million at September 30, 2004, as compared to $17.8 million at December 31, 2003, primarily reflecting the addition of inventory from our surgical products division, as well as the purchase of materials to support current demand for the ThinPrep Imaging System.

Our investing activities used cash of $299.2 million in the first nine months of 2004, primarily related to the purchase of Novacept in March 2004. We paid $325.8 million to purchase Novacept, including acquisition-related costs, using a combination of debt financing and cash on hand to fund the purchase. During the first nine months of 2004, we invested $22.0 million in equipment for customer usage agreements, of which $20.6 million represented ThinPrep Imaging Systems placed at customer sites. We also made $11.5 million of capital expenditures during the first nine months of 2004, related primarily to the expansion of our manufacturing and administrative facilities to support the growth of our business.  Our investing activities during the first nine months of 2003 primarily related to the sale of investment securities, a portion of which was used to fund capital purchases including machinery and office equipment for our distribution center in Methuen, Massachusetts.

Our financing activities in the first nine months of 2004 generated cash of $264.3 million, primarily as a result of the private placement of $250 million of 2.25% convertible notes due 2024. Proceeds from this offering of $242.2 million are net of debt issuance costs. We also generated cash of $23.8 million as a result of proceeds from the exercise of stock options and our Employee Stock Purchase Plan. During the first nine months of 2003, our financing activities consisted primarily of the repurchase of our common stock. During the first nine months of 2004 and 2003, we spent $1.7 million and $55.1 million, respectively, under our stock repurchase program. There have been no repurchases under this program since January 2004.

Long-Term Debt and Contractual Obligations

On March 22, 2004, we completed the sale of $250 million aggregate principal amount of our 2.25% convertible notes due 2024. The convertible notes were sold to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds from the offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.2 million, net of debt issue costs of $7.8 million. The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004.

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

As of September 30, 2004, we had no material additions to the contractual cash obligations described in our annual report on Form 10-K for the fiscal year ended December 31, 2003 and our quarterly report on Form 10-Q for the three months ended March 31, 2004.

We expect that our cash and cash equivalents, investment securities and cash flows from operating activities will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments and tax payments.

Recent Accounting Pronouncement

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This change in accounting principle is effective for all periods after December 15, 2004 and would be applied on a retroactive basis, requiring restatement of prior period dilutive earnings per share. This change is expected to result in additional dilution to our diluted earnings per share as a result of our $250.0 million 2.25% senior convertible notes issued in March 2004, which are CoCo’s. At September 30, 2004, for purposes of determining dilutive earnings per share, the interest expense net of tax effect would be added back to net income and an additional 8.4 million and 5.9 million shares of common stock would be added to diluted shares outstanding for the three and nine months ended September 30, 2004, respectively. Inclusion of the CoCo’s in diluted shares outstanding would not have affected diluted earnings per share for the three and nine months ended September 30, 2004.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to legal claims and assertions in the ordinary course of business.  Except for the matters described in the annual report for the year ended December 31, 2003 and in the quarterly reports for the quarters ended March 31, 2004 and June 30, 2004, filed with the Securities and Exchange Commission, we are not aware of any such claims or assertions that could have a material effect on us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Our stock repurchase program was established in January 2002.  Under this program, we have the authority to spend up to $200 million, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to our stock option holders upon exercise of their stock options.  The repurchase program may be suspended at any time and from time to time without prior notice.  The repurchase program was suspended in January 2004. No shares were purchased during the third quarter of 2004.  As of September 30, 2004, we have repurchased 15,279,039 shares under the program with an aggregate cost of $157.4 million.  As of September 30, 2004, $42.6 million of shares may be repurchased under the program.

Item 6.   Exhibits

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

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.
4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.
10.1 *	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers
10.2 *#	Form of Incentive Stock Option Agreement for Executive Officers
10.3 *#	Form of Nonqualified Stock Option Agreement for Executive Officers
10.4 *#	Form of Nonqualified Stock Option Agreement for Non-Employee Directors
10.5 *+	Master Agreement with Laboratory Corporation of America dated October 15, 2004
15 *	Letter on Unaudited Interim Financial Information
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

(4)          Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.

(5)          Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.

(6)          Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.

(7)          Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

*  Filed herewith

#  Indicates a management contract or any compensatory plan, contract or arrangement

+  Confidential treatment requested as to certain portions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: November 2, 2004	By:	/s/ Leslie Teso-Lichtman
Leslie Teso-Lichtman
Vice President, Controller, Acting Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.
3.2(1)	Amended and Restated By-Laws of Cytyc Corporation.
3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
4.1(3)	Specimen certificate representing the Common Stock.
4.2(4)

Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.
4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.
10.1 *	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers
10.2 *#	Form of Incentive Stock Option Agreement for Executive Officers
10.3 *#	Form of Nonqualified Stock Option Agreement for Executive Officers
10.4 *#	Form of Nonqualified Stock Option Agreement for Non-Employee Directors
10.5 *+	Master Agreement with Laboratory Corporation of America dated October 15, 2004
15 *	Letter on Unaudited Interim Financial Information
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

(4)            Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.

(5)            Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.

(6)            Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.

(7)            Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

*  Filed herewith

#  Indicates a management contract or any compensatory plan, contract or arrangement

+  Confidential treatment requested as to certain portions