Form 10-K
period 2004-12-31
CYTYC CORP
filed 2005-02-16
CIK 849778

Use these links to rapidly review the document
Table of Contents
CYTYC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended: December 31, 2004
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to
Commission File Number: 0-27558

CYTYC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0407755 (I.R.S. Employer Identification No.)
250 Campus Drive, Marlborough, Massachusetts (Address of principal executive offices)	01752 (Zip Code)

Registrant's telephone number, including area code: (508) 263-2900
Registrant's website: http://www.cytyc.com

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value, and Series A Junior Preferred Stock Purchase Rights
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes ☒    No ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004 (based on the closing price of $25.37 per share as quoted by The NASDAQ Stock Market as of such date) was $2,218,481,959. As of February 1, 2005, 113,535,253 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Cytyc Corporation
Annual Report on Form 10-K
For the fiscal year ended December 31, 2004

Forward-Looking Statements

        The forward-looking statements in this Form 10-K are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-K which are not strictly historical statements, including, without limitation, statements regarding management's expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance, research and development plans, the successful integration of new technologies or businesses, regulatory uncertainties, potential savings to the healthcare system, management's assessment of market factors, costs and uncertainties related to current or future litigation or arbitration, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as "may," "will," "should," "would," "expect," "project," "predict," "potential" or the negative of these words or comparable words. The factors listed under "Certain Factors Which May Affect Future Results" in Part I, Item 1—"Business", among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

PART I

Item 1. Business

        Throughout this Annual Report on Form 10-K, the words "we," "us," "our" and "Cytyc" refer to Cytyc Corporation and all of its affiliates and subsidiaries taken as a whole, and "our board of directors" refers to the board of directors of Cytyc Corporation.

Overview of Business

        Cytyc Corporation is a leading women's health company that designs, develops, manufactures, and markets innovative and clinically effective products. Cytyc products cover a range of women's health applications, including cervical cancer screening, breast cancer risk assessment, and treatment of excessive menstrual bleeding.

        Our goal is to become the market leader in providing innovative technologies that improve women's lives. To accomplish this, our strategy is to leverage our existing franchise in the obstetrics and gynecology field, which includes more than 200 sales representatives, a clinically driven marketing approach, and training to date of thousands of obstetrics and gynecological practitioners.

        We operate our business in two operating segments: diagnostic products and surgical products.

        Available Information.    Cytyc files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file at the SEC's public reference room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Cytyc) file electronically with the SEC. The SEC's website is http://www.sec.gov. Cytyc's Internet address is http://www.cytyc.com. Cytyc makes available free of charge through our website our annual, quarterly and current reports, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information on Cytyc's website is not incorporated by reference into this Annual Report on Form 10-K.

        Incorporation.    Cytyc was incorporated in Delaware in 1987.

Diagnostic Products

        Our diagnostic products segment develops and markets the ThinPrep® System for use in diagnostic cytology testing applications primarily focused on women's health, such as cervical cancer screening.

  The ThinPrep System

        The ThinPrep System is the most widely used method for cervical cancer screening in the United States. Cervical cancer is one of the most common cancers among women throughout the world. If detected in the precancerous stage, virtually all cervical cancer cases are preventable. The ThinPrep System for cervical cancer screening is a replacement for the conventional Pap smear method and was approved by the United States Food and Drug Administration ("FDA") in 1996. The ThinPrep Pap Test is covered by most health plans in the United States.

        The ThinPrep System consists of the ThinPrep 2000 Processor, ThinPrep 3000 Processor and related reagents, filters, and other supplies, such as the ThinPrep Pap Test and our proprietary ThinPrep PreservCyt® Solution. The ThinPrep Processor is used to prepare microscope slide specimens from preserved patient cell samples for analysis by a cytotechnologist or cytopathologist. As of December 31, 2004, we had more than 3,400 ThinPrep Processors installed worldwide.

        The FDA approved the ThinPrep System as being significantly more effective in detecting low grade and more severe lesions than the conventional Pap smear method in a variety of patient populations. Our clinical trial data also indicates a 59.7% increase in the detection of high grade lesions with the ThinPrep System. The ThinPrep System offers significantly improved specimen quality over that of the conventional Pap smear method. We believe that the ThinPrep System improves accuracy in the detection of cervical cancer and precancerous lesions by making the patient's cell sample, which is deposited on a microscope slide, more uniform and more representative of a patient's clinical condition. The ThinPrep System improves preservation of the sample, standardizes the presentation of cells on the slide in a thin layer of cervical cells and reduces the presence of mucus, blood and other obscuring debris. The ThinPrep System has been approved for use with both broom-like or combined endocervical brush and spatula sampling devices.

        The ThinPrep System also serves as a platform for additional gynecological applications using residual patient specimen collected in ThinPrep PreservCyt Solution. We have obtained FDA approval for PreservCyt Solution to be used as a transport medium in testing for the sexually transmitted infections due to Chlamydia trachomatis and Neisseria gonorrhea directly from the ThinPrep Pap Test vial using Roche Diagnostics Corporation's ("Roche") COBAS Amplicor™ automated system. We have also obtained FDA approval for PreservCyt Solution to be used as a transport medium in testing for the human papillomavirus ("HPV") using Digene Corporation's ("Digene") Hybrid Capture® II HPV DNA Assay.

        The ThinPrep Imaging System, which was approved by the FDA in June 2003, is a device that uses computer imaging technology to assist in primary cervical cancer screening of ThinPrep Pap Test slides processed through the ThinPrep System. The system combines imaging technology to identify diagnostic fields of interest with an automated microscope to facilitate locating these fields. Our clinical data indicates an increase in sensitivity in the detection of atypical squamous cells of uncertain significance ("ASC-US") and more severe lesions when using the ThinPrep Imaging System to review a ThinPrep Pap Test as compared to manual review. In addition, the product labeling approved by the FDA also included an increase in workload limits for cytotechnologists using the ThinPrep Imaging System as compared to the limits when performing manual review. As a result, the ThinPrep Imaging System is expected to increase a cytology laboratory's screening productivity and diagnostic accuracy while leveraging the increased effectiveness of the ThinPrep Pap Test. As of December 31, 2004, we had more than 150 ThinPrep Imaging Systems installed worldwide.

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

        The cytotechnologist manually screens each Pap test slide with a microscope to first determine the adequacy of the slide and to then differentiate diseased or abnormal cells from healthy cells. With the introduction of the ThinPrep Imaging System, the screening process has been automated to combine the power of computer imaging technology and human interpretive skills. Prior to human review, the ThinPrep Imaging System rapidly scans and locates areas of interest for every ThinPrep Pap Test slide. The cytotechnologist then places the imaged slide onto the ThinPrep Imaging System review scope which automatically presents each area of interest to the cytotechnologist in geographic order. The cytotechnologist evaluates each area of interest, selecting those areas which require further pathologist review, or the cytotechnologist can determine that the slide is negative and simply sign the case out. By directing the cytotechnologist to areas of interest on a slide, the system is expected to increase a cytology laboratory's screening productivity and diagnostic accuracy.

  Clinical Studies Evaluating the ThinPrep Pap Test

        Since FDA approval in May 1996, a number of studies have been published or presented that evaluate the ThinPrep Pap Test. To date, more than 50 major studies evaluating the performance of the ThinPrep Pap Test compared to the conventional Pap smear have been published in peer-reviewed journals. The studies have included more than 500,000 patients in the ThinPrep Pap Test cohort and have been conducted in every region of the United States, as well as Europe, Asia, Central America and Australia. The studies consistently demonstrate significant increases in the detection of precancerous cervical lesions compared to the conventional pap smear. Of particular importance is the number of studies demonstrating statistically significant increases in the detection of high-grade cervical lesions, which are the immediate precursors to cervical cancer. In total, more than 130 studies have been published, in more than 20 separate journals, demonstrating a wide range of benefits including increased disease detection, reduction of equivocal diagnoses and false negatives, improved specimen adequacy, adjunctive molecular testing, morphology assessment, and cost effectiveness.

  Additional Applications of the ThinPrep System

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

        The ThinPrep System is also the platform from which we launched our expansion into breast cancer risk assessment with the FirstCyte Breast Test. Using the technology we obtained through the acquisition of Pro Duct Health, Inc. in November 2001, we introduced the FirstCyte Breast Test, which is used to detect atypical changes in cells lining the milk ducts, where an estimated 95 percent of all breast cancers originate. Breast cancer is a progressive disease. By identifying high risk women who are harboring atypical ductal epithelial cells and who are apparently at highest risk for developing breast cancer, the FirstCyte Breast Test assists in decision making about appropriate preventative measures and enables doctors to adopt a paradigm of predicting and preventing breast cancer, rather than the current paradigm of detection and treatment. We are currently in the enrollment phase of an outcomes study of the FirstCyte Breast Test to more precisely define the value of ductal lavage cytology in high-risk women. In this trial, high risk women will undergo a ductal lavage every six months for three years. We will follow these women for a period of two years following the initial three years of active enrollment and the result is expected to provide a statistically valid understanding of the value of benign cytologic results in high risk women. This study should also clarify the predictive value of an abnormal result from the ductal lavage test.

  Customers and Competition

        Quest Diagnostics, Inc. ("Quest") accounted for 17%, 22% and 20% of our consolidated net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Laboratory Corporation of America ("LabCorp") accounted for 8%, 10% and 13% of our consolidated net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

        While we are the market leader in the sale of liquid-based slide preparation systems in the United States, we face direct competition in the United States from TriPath Imaging, Inc., which also manufactures liquid-based slide preparation systems and slide imaging systems, and from other sample preparation systems on a worldwide basis. We also compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors. We compete on the basis of a number of factors, including clinical performance, product quality, marketing and sales capabilities, manufacturing efficiency, price and customer service and support. The development, FDA approval and commercial marketing of competing systems for cervical cancer screening could have a material adverse effect on our business, financial condition and results of operations.

Surgical Products

        Our surgical products division, Cytyc Surgical Products (formerly Novacept), a wholly-owned subsidiary of Cytyc Corporation acquired in March 2004, manufactures and markets the NovaSure® Impedance Controlled Endometrial Ablation System, or the NovaSure System, which is an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. The NovaSure System allows physicians to treat women who suffer from excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding to normal levels. The NovaSure System consists of a single-use disposable device and a controller that delivers radio frequency energy to the endometrial wall of the uterus. The FDA granted premarket approval in September 2001 for the NovaSure System to treat excessive menstrual bleeding due to benign causes in women for whom childbearing is complete. The NovaSure System was commercially launched in the United States in early 2002.

        Industry sources estimate that one in five women worldwide are affected by excessive menstrual bleeding. We estimate that there are approximately seven million women in the United States that suffer from excessive menstrual bleeding who are generally considered beyond typical childbearing age. Excessive menstrual bleeding can have a significant impact on a woman's quality of life by disrupting family, social, personal and professional activities. Gynecologists typically diagnose excessive menstrual bleeding, determine the best treatment and prescribe or perform the therapy. Successful treatment of excessive menstrual bleeding is typically defined as a reduction of menstrual blood loss to a normal level, a state known as eumenorrhea. Treatment may also result in the complete cessation of menstrual bleeding, a state known as amenorrhea. Often treatment of excessive menstrual bleeding begins with drug therapy, which preserves a woman's ability to bear children but may have significant side effects. Women who do not desire to have children may pursue alternative solutions including traditional surgeries, such as hysterectomy, dilation and curettage or rollerball ablation, or second generation minimally invasive endometrial ablation procedures.

  The NovaSure System

        The NovaSure System provides physicians and patients with a fast, simple, safe and effective treatment for excessive menstrual bleeding. The system uses controlled radiofrequency energy to ablate the endometrium. The NovaSure System is comprised of two primary components: a disposable device and a radio frequency, or RF, controller. The NovaSure disposable device is a hand-held, single-use disposable device that incorporates a flexible gold-plated mesh electrode used to deliver radiofrequency energy during the NovaSure procedure. The NovaSure RF controller generates and delivers an amount of radiofrequency energy individually determined for each patient, monitors several critical treatment and safety parameters, and automatically controls other aspects of the procedure.

        The NovaSure procedure is an outpatient or in-office procedure. We believe the NovaSure System offers significant benefits to physicians, patients, hospitals and outpatient surgery centers, including:

  •
  Clinical Efficacy.  Based on pivotal clinical trial data used to obtain initial U.S. regulatory approval, the NovaSure System was demonstrated to have a success rate for treatment of 77.7% at twelve months after treatment, as compared to a success rate of 74.4% by rollerball ablation, a traditional treatment for reducing excessive menstrual bleeding to normal or lower levels.

  •
  No Need for Pre-treatment.  Because the rollerball ablation procedure and most second-generation endometrial ablation therapies are hindered by the presence of a thick functional endometrial layer and also by active menstrual bleeding, surgical or drug pre-treatment is required to thin the endometrial lining so that the tissue is easier to destroy. Surgical pre-treatment typically involves wire-loop resection, in which a loop-shaped electrode is inserted into the uterine cavity and activated to methodically remove thin stripes of tissue. Dilation & curettage, a procedure during which the physician mechanically scrapes the endometrium from the cavity using a curette inserted through the cervix into the uterus, can also be used as an endometrial pre-treatment. Alternatively, patients may be required to make a separate visit to the physician one month in advance of the procedure to receive a drug injection. One drug often used is Lupron, a hormonal drug that chemically induces a temporary state that resembles menopause with potential side effects that include hot flashes, headaches, nausea and vomiting. We believe the NovaSure System is the only commercially available second generation endometrial ablation therapy that was tested in a FDA clinical trial and approved by the FDA to be performed without drug or surgical pre-treatment. Pre-treatment can be time-consuming, expensive and inconvenient for both patients and physicians and can result in uncomfortable or painful side effects and complications. The NovaSure procedure is typically completed in a single outpatient visit.

  •
  Fast and Efficient Treatment.  In our pivotal clinical trial, the mean procedure time, or the period from device insertion to device removal, for the NovaSure System was 4.2 minutes, as compared to 24.2 minutes for rollerball ablation. We believe the NovaSure System has the shortest treatment time (average of 84 seconds of RF energy delivery), based on labeling indications for other FDA-approved second generation endometrial ablation therapies. In addition, patient time in the recovery room is short. NovaSure patients in our pivotal clinical trial had a median recovery room time of 85 minutes. Most NovaSure patients return to normal activities within one to two days.

  •
  Low General Anesthesia Use.  Use of general anesthesia was lower for the NovaSure procedure when compared to rollerball ablation procedures in our pivotal clinical trial. General anesthesia was used in 27% of NovaSure cases as compared to 82% of cases using rollerball ablation. Patients who do not receive general anesthesia are treated with local anesthesia with or without intravenous sedation, which is less expensive, involves reduced risks and permits faster patient recovery.

  •
  Easy to Use and Convenient.  In our experience, physicians and nursing personnel quickly understand how to use the NovaSure System effectively after proper training. The NovaSure controller monitors the endometrial ablation process and automatically terminates ablation when the procedure is complete. In addition, the NovaSure procedure can be performed in a single visit and can be performed even if a patient is experiencing active menstrual bleeding at the time of the operative visit. The procedure consists of five principal steps:

  •
  Measure the length of the uterine cavity.

    •
    Position the device and deploy the electrode array.

    •
    Assess cavity integrity.

    •
    Deliver RF energy (approximately 90 seconds).

    •
    Retract the electrode array and remove the device.

  •
  Safety Features.  The NovaSure System is designed with a proprietary test to detect uterine leaks or perforations before treatment (RF energy delivery), and if a leak or perforation is detected to prevent the delivery of energy by the instrument. Detection of uterine leaks or perforations is important, because not doing so may permit energy to escape the endometrial cavity and damage surrounding tissues and organs. In addition, the NovaSure System is designed to confirm proper device positioning, which further reduces the risk of unintended thermal injury to surrounding tissues, and has automatic safety shut-off features designed to prevent over-treatment.

  Competition

        Our surgical products business currently faces direct competition from Johnson & Johnson, Boston Scientific Corporation, American Medical Systems, Inc. and Microsulis Medical Limited, each of which currently markets an FDA-approved endometrial ablation device for the treatment of excessive menstrual bleeding. In addition to these devices, there exist alternative treatments to our NovaSure System, such as drug therapy, hysterectomy, dilation and curettage and rollerball ablation. Rollerball ablation and the Johnson & Johnson endometrial ablation device have been in use for a longer time than our procedure and are more widely used by physicians for the treatment of excessive menstrual bleeding. Because drug therapy is an alternative to our procedure, our competitors also include many major pharmaceutical companies that manufacture hormonal drugs for women.

        Current or future competitors may develop technologies and products that demonstrate better safety or effectiveness, clinical results, ease of use or lower cost than our NovaSure System. Our NovaSure System may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. We believe the principal competitive factors in our market include product safety and proven efficacy; reliability and ease of use; customer focus and service; effective training, marketing and distribution; patent protection; and reimbursement.

Research and Development

        Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System and the NovaSure System through operational improvements and cost reductions, as well as continuing to develop additional innovative medical applications. To implement this strategy, we are utilizing internal resources, as well as sponsored and collaborative research agreements with institutions such as the University of Massachusetts Medical School, Harvard Medical School and Northeastern University. Cytyc scientists are working collaboratively with the researchers at these outside institutions to translate their findings into further enhancements to Cytyc's existing technologies.

        There can be no assurance that we will be successful in developing or marketing additional applications of the ThinPrep System or NovaSure System or that we will further enhance the ThinPrep Imaging System. Furthermore, additional applications may require additional approvals from the FDA prior to the marketing of such applications. There can be no assurance that the FDA would approve such submissions on a timely basis, if at all.

        Our research and development expenses totaled approximately $20.8 million, $14.7 million and $14.5 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Business Development

        We are continually evaluating a variety of new business opportunities that would take advantage of our existing technology and distribution channel. We believe diagnostic tests and therapeutics in the women's health sector represent promising growth opportunities through an array of potential transactions including direct funding of research projects, equity investments or acquisitions to provide new technologies and/or product offerings. We believe business development is an important part of achieving our goals and growth strategy.

Marketing and Sales

  Domestic

        Our marketing and sales strategy is to achieve broad market acceptance of the ThinPrep System, including the ThinPrep Imaging System, for cervical cancer screening and other diagnostic applications and the NovaSure System for treating excessive menstrual bleeding. A critical element of our strategy in the United States is to utilize the results of our clinical trials and expanded FDA labeling to demonstrate the safety, efficacy and productivity improvements of the ThinPrep System and NovaSure System to patients, healthcare providers, clinical laboratories and third-party payors.

        We plan to continue to expand our market reach through the efforts of our more than 200 person direct sales force in the United States focused on healthcare providers, clinical laboratories and third-party payors. Our integrated sales force has been trained to cross-sell our product offerings, as appropriate. We are focusing significant sales and marketing efforts towards the commercialization of the ThinPrep Imaging System and market penetration of the NovaSure System. We expect to use our existing relationships with customers, healthcare providers and third-party payors to successfully market the ThinPrep Imaging System and NovaSure System. Our sales and marketing programs also focus on educating healthcare providers regarding the use of our products and on providing materials to help them educate their patients about our procedure.

  International

        Our international strategy is to establish selling channels appropriate for increasing our international customer base, taking into consideration factors such as government regulations, screening cycles and clinical practices of the particular country or region. To accomplish this, we have operations in several European countries, which we believe represent a large market opportunity. In addition, we have operations in Australia and several Asian countries. These operations have been established to handle sales, service, training and distribution to clinical laboratories in European and Asian markets. We also utilize a network of third-party distributors to offer our products in various other countries throughout the world, including emerging markets such as China.

        In October 2003, the United Kingdom's National Institute for Clinical Excellence ("NICE") issued guidance recommending that liquid-based cytology be used as the primary means to process samples for cervical cancer screening programs in England and Wales. NICE, a part of the United Kingdom's National Health Service ("NHS"), is an independent organization responsible for providing national guidance on treatments and care for those using the NHS in England and Wales. The NHS Cervical Screening Programme and Cervical Screening Wales provides cervical cancer screening for approximately 4.5 million women annually. Following the NICE recommendation, there has been increased adoption of the ThinPrep Pap Test in the United Kingdom, with announcements by the Strategic Health Authority of the NHS, covering Norfolk, Suffolk and Cambridge, as well as the NHS South West, South East (East) and London Regions, of their decision to convert all cervical screening in all of their laboratories to the ThinPrep Pap Test. This development is in addition to a multi-year agreement with the Scottish government to convert all cervical cancer screening in Scotland exclusively to the ThinPrep Pap Test.

Together, we estimate these locations provide cancer screening for approximately 1.9 million women annually.

        In December 2004, Interventional Procedural Guidance was issued by NICE regarding the NovaSure System. This guidance will facilitate use of the NovaSure System by NHS physicians.

        We believe that international sales efforts will continue to involve a lengthy process, requiring us to educate healthcare providers, clinical laboratories, government entities and other third-party payors regarding the clinical benefits and cost-effectiveness of the ThinPrep System, including the ThinPrep Imaging System, and the NovaSure System, as well as any other new products and applications. In order to effectively market the ThinPrep System and NovaSure System and any other new products and applications on a worldwide basis, we will need to continue to increase our international marketing and sales capabilities.

Third-Party Reimbursement

        The ThinPrep Pap Test is generally billed by laboratories to third-party payors and results in a higher reimbursement amount for the ThinPrep Pap Test than the current reimbursement paid for conventional Pap smears. Our other products, including the ThinPrep Imaging System and NovaSure System, are also billed by our customers to third-party payors. Successful sales of the ThinPrep System, including the ThinPrep Imaging System, and the NovaSure System in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, Medicare and Medicaid and foreign governmental healthcare agencies. Although many health insurance companies have added the ThinPrep Pap Test, ThinPrep Imaging System and NovaSure System to their payment systems, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that healthcare providers or clinical laboratories will use the ThinPrep System and NovaSure System in lieu of other methods. In addition, we will need to secure adequate third-party reimbursement for the FirstCyte Breast Test and any new products we develop or obtain.

        Since January 1, 1998, our laboratory customers have been able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the Centers for Medicare and Medicaid Services ("CMS") using a Current Procedural Terminology ("CPT") code specifically for liquid-based cervical cell specimen preparation. CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association, and are used in the submission of claims to third-party payors for reimbursement for medical services. CMS has established a national limitation amount for Medicare reimbursement in 2005 of approximately $28 for the CPT code describing the ThinPrep Pap Test. This is nearly double the national limitation amount for reimbursement of the conventional Pap smear. As of December 31, 2004, based on information provided to us, we believe that all of the health insurance companies that announced coverage of the ThinPrep Pap Test as part of the ThinPrep System, representing more than 90% of insured women in the United States, have implemented the CPT code and have established a reimbursement amount.

        A new CPT code was established in 2003 for the screening of liquid-based preparations using an automated system. This new code facilitates the reimbursement process for laboratories screening ThinPrep Pap Test slides utilizing the ThinPrep Imaging System to screen such slides. CMS has established a national limitation amount for Medicare reimbursement of this code in 2005 at approximately $37. We will be working with individual payors and laboratories to establish the new code and reimbursement levels.

        Effective January 1, 2004, the American Medical Association ("AMA") established a new CPT code for use by laboratories when billing for preparation and screening of non-gynecological samples using methods including the ThinPrep System. CMS has allowed reimbursement for this code at a higher level than for the less specific code that was used previously.

        Third-party reimbursement for our NovaSure procedure, and other outpatient endometrial ablation procedures, is well established in the United States. A currently effective Category I CPT billing code covers endometrial ablation procedures. Our NovaSure procedure is typically reimbursed by private healthcare insurance or managed care payors. However, many of these private payors use reimbursement amounts determined by Medicare and the CMS as a benchmark in setting their reimbursement policies. CMS sets reimbursement rates for services and procedures covered by Medicare. Effective January 1, 2005, the national average Medicare reimbursement rate to hospitals for endometrial ablation furnished in a hospital outpatient department increased from approximately $1,535 in 2004 to approximately $1,728 in 2005, representing an increase of approximately 13%. In addition to making payment to hospitals, Medicare reimburses physicians for performing the procedure in the hospital. Also effective January 1, 2005, for the first time, CMS established a full reimbursement rate for endometrial ablations performed in a physician's office. The national average rate, which includes the fees to the physician for performing the service, practice expense costs and professional liability insurance costs, is approximately $2,390. These increases in the Medicare reimbursement rates may not result in an increase in our sales volume or revenue. Some private payors do not follow the CMS and Medicare guidelines and those payors may reimburse for only a portion of our procedure or not at all. Payments to physicians by non-Medicare third-party payors can vary substantially depending on the reimbursement arrangement between the third-party payor and the physician.

        Lack of or inadequate reimbursement by government and other third-party payors for our products would have a material adverse effect on our business, financial condition and results of operations. Further, outside of the United States, healthcare reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available at an adequate level, if at all, for our products under any such overseas reimbursement system.

Raw Materials and Manufacturing

        We purchase many of the components and raw materials used in our ThinPrep System (including the ThinPrep Imaging System), NovaSure System and the FirstCyte Breast Test from numerous suppliers worldwide. In some cases, we have established long-term supply contracts with our suppliers. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers and develop redundancy plans to assure continuity of supply while maintaining high quality and reliability. Due to the FDA's requirements regarding manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, we would not be able to manufacture our products on a timely and cost-competitive basis, which may have a material adverse effect on our business, financial condition and results of operations.

        We assemble all ThinPrep Processors and ThinPrep Imaging Systems, as well as manufacture ThinPrep System filters, at our facility in Boxborough, Massachusetts. We fill all of the ThinPrep System vials at our facility in Londonderry, New Hampshire. During 2005, we expect to complete the transfer of assembly and manufacturing from our facility in Boxborough, Massachusetts to a larger facility in Marlborough, Massachusetts (see "Item 2. Properties"). We manufacture the disposable subassembly component of our NovaSure System at our manufacturing facility in San Jose, Costa Rica, with the exception of final assembly, testing and packaging, which occurs in our facility in Palo Alto, California. Additionally, we contract with a leading global electronics contract manufacturer for production of the RF controller component of our NovaSure System, and we take delivery of finished controllers at our Palo Alto facility for testing and packaging.

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

        Certain of our facilities are certified under ISO 9001, an international quality standard. In addition, we successfully completed inspection by the National Standards Authority of Ireland, which certified our quality control system for compliance with ISO 13485, ensuring compliance with Canadian Medical Device Regulations and replacement of EN 46001 in Europe. There can be no assurance that we will be able to maintain compliance with ISO requirements or that failure to maintain compliance with these requirements will not have a material adverse effect upon our business, financial condition and results of operations.

Government Regulation

        The manufacture and sale of medical diagnostic devices intended for commercial use are subject to extensive governmental regulation in the United States and in other countries. Our existing products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act"). The ThinPrep System, ThinPrep Imaging System and NovaSure System required separate premarket application ("PMA") approval prior to commercial distribution, which demonstrated to the FDA that these devices are safe and effective for their intended uses. The devices which comprise the FirstCyte Breast Test required the filing of 510(k) submissions prior to commercial distribution, which demonstrated that the devices are substantially equivalent to legally marketed devices that are not subject to PMA approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Non-compliance with applicable requirements of the FDC Act can result in the failure of the government to approve 510(k) clearance or PMA approval for a device, withdrawal of clearances or approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

        The FDA's regulations may require agency approval of a PMA supplement or clearance of a new 510(k) notification for certain changes if they affect the safety, effectiveness or substantial equivalence of the device, respectively, as a result of: new indications for use; labeling changes; the use of a different facility or establishment to manufacture, process, or package the device; changes in manufacturing facilities, methods, or quality control systems; and changes in performance or design specifications.

        The regulatory approval process can be expensive, lengthy and uncertain for both original and supplemental approvals. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any proposed future products or modifications of existing products. The failure to obtain clearances or approvals, loss of previously received approvals, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on our business, financial condition and results of operations.

        The ThinPrep System for cervical cancer screening received PMA approval in May 1996. In November 1996, the FDA approved expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting Low-Grade Squamous Intraepithelial Lesions and more severe lesions than the conventional Pap smear method in a variety of patient populations. The FDA also approved expanded product labeling to include a claim that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method. In February 1997, the FDA approved our PMA supplement application for use of a combination of an endocervical brush and spatula sampling devices. In September 1997 and March 1999, the FDA approved our PMA supplement applications for the testing for HPV directly from a single vial of patient specimen collected in ThinPrep solution using Digene's Hybrid Capture and Hybrid Capture II HPV DNA Assay, respectively. In May 2000, the FDA approved the ThinPrep 3000 Processor, our batch processor for automated sample preparation. In August 2001, the FDA approved our PMA supplement application for the inclusion of data describing the detection of High-Grade Squamous Intraepithelial Lesions with the ThinPrep Pap Test. In June 2002, the FDA approved our PMA supplement application to allow for testing for Chlamydia trachomatis and Neisseria gonorrhea directly from the ThinPrep Pap Test vial using Roche's COBAS Amplicor automated system. In June 2003, the FDA approved our PMA application for the ThinPrep Imaging System. We anticipate that any other proposed uses for the ThinPrep System and ThinPrep Imaging System would likely require approval of a PMA supplement or a new PMA application. The PMA application for the NovaSure System, which we acquired in March 2004, was approved by the FDA in September 2001, authorizing commercialization of the NovaSure System for the treatment of excessive menstrual bleeding due to benign causes in pre-menopausal women who have completed childbearing.

        The ThinPrep System, ThinPrep Imaging System and NovaSure System are, and any other products we may manufacture or distribute pursuant to an approved PMA application or supplements will be, subject to pervasive and continuing regulation by the FDA, including the Quality System Regulation, or QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures; Federal Food, Drug and Cosmetic Act Labeling requirements; the FDA's general prohibition against false or misleading statements in the labeling or advertising products for unapproved or "off-label" uses; the Corrections and Removals regulation, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FDC Act that may pose a risk to health; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Product labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by us and any of our distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect our ability to market or sell the ThinPrep System, ThinPrep Imaging System, NovaSure System, the FirstCyte Breast Test, or any other products we may develop or acquire. Our failure to comply with applicable regulatory requirements could result in possible administrative and legal actions by the FDA and other regulatory agencies. Such actions may include fines, product recalls, product seizures, injunctions to halt manufacture and distribution, and other civil and criminal sanctions.

        We are also subject to various federal and state laws pertaining to healthcare fraud and abuse, including federal and state anti-kickback laws. Anti-kickback laws make it illegal for an entity to solicit, offer, receive, or pay remuneration or anything of value in exchange for, or to induce, the referral of business or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any item or service paid for by Medicare, Medicaid or certain other federal healthcare programs. The statute has been broadly interpreted to cover a wide array of practices. Some states have passed similar laws. The federal government has published regulations that identify "safe harbors," which if applicable will assure that certain arrangements will not be found to violate the federal anti-kickback statutes. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. While we make every effort to comply with the regulations, it is possible that our practices might be challenged under federal anti-kickback or similar laws due to the breadth of the statutory provisions and the absence of extensive guidance regarding compliance. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If the government were to raise questions about our behavior or find that we have violated these laws, there could be a material adverse effect on our business. Our activities could be subject to challenge for the reasons discussed above, due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

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

        Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In 2003, we met the essential requirements of the European In Vitro Medical Devices Directive ("IVDD") that apply to the ThinPrep Pap Test and ThinPrep Imaging System, as well as the essential requirements of the European Medical Devices Directive ("MDD") that apply to the NovaSure System and the FirstCyte Breast Test. As a result, our products bear the CE mark and may be legally marketed in the countries of the European Union and the European Free Trade Association. The time required to obtain approval from a foreign country to market and sell the ThinPrep System, ThinPrep Imaging System, NovaSure System and FirstCyte Breast Test may be longer or shorter than that required for FDA approval and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. In addition, there can be no assurance that we will meet the FDA's export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Our failure to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for importation into various countries, could have a material adverse effect on our business, financial condition and results of operations.

        The laboratories that purchase the ThinPrep System and ThinPrep Imaging System are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which require laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We believe that the ThinPrep System, including the ThinPrep Imaging System, operates in a manner that will allow laboratories purchasing the device to comply with CLIA requirements. However, there can be no assurance that adverse interpretations of current CLIA regulations or future changes in CLIA regulations would not have an adverse effect on sales of the ThinPrep System and ThinPrep Imaging System.

Patents, Trademarks, Copyrights, Licenses and Proprietary Rights

        We rely on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect our proprietary technology, rights and know-how. We pursue patent protection in the United States and file corresponding patent applications in certain foreign jurisdictions. We hold 49 issued United States patents, 82 pending United States patent applications, and corresponding foreign patents or patent applications relating to various aspects of our ThinPrep System, ThinPrep Imaging System, NovaSure System, FirstCyte Breast Test and other related technologies.

        There can be no assurance, however, that pending patent applications will ultimately issue as patents or that the claims allowed in any of our existing or future patents will provide competitive advantages for our products or will not be successfully challenged or circumvented by competitors. In addition, we cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any existing patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are successfully enforced against us, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or be required to redesign our products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempts to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to successfully redesign our products would have a material adverse effect on our business, financial condition and results of operations.

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

        We hold an exclusive worldwide license from DEKA Products, LP ("DEKA"). In addition, we are the exclusive licensee of certain patented technology from the Regents of the University of California for use in the field of diagnosis and treatment of breast cancer. We currently are obligated to pay royalties in varying amounts to these parties. Our failure to maintain rights to such technology could have a material adverse effect on our business, financial condition and results of operations. In November 2003, DEKA filed a demand for arbitration with the American Arbitration Association alleging that we have underpaid royalties, a claim which we dispute. See "Item 3. Legal Proceedings" for a discussion of this matter.

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

        Litigation may be necessary to defend against claims of infringement, or to enforce our patents, copyrights, trademarks or trade secrets which could result in substantial cost to us and diversion of focus away from our business. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, which may reduce the competitive advantage afforded by our intellectual property protection in certain jurisdictions.

Seasonality

        Although we have not noted a significant impact of seasonality on our worldwide business in the past, our industry is subject to seasonal fluctuations in operating results and cash flows. Volume in the diagnostic testing industry generally declines during the summer months, year-end holiday periods and other major holidays, which may reduce net revenues and operating cash flows below annual averages. Sales volume is also subject to declines in winter months due to inclement weather, which varies in severity from year to year. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

Employees

        As of December 31, 2004, we employed 1,118 persons worldwide. We are not subject to any collective bargaining agreements, have never experienced a work stoppage and consider our relations with our employees to be good.

Financial Information Regarding Segment Reporting and Geographic Areas

        We currently operate our business in two operating segments, diagnostic products and surgical products, which are aggregated into one reportable segment—the manufacture and sale of device-based medical products. Please refer to Note 2(s) "Segment and Enterprise-Wide Reporting" in the notes to consolidated financial statements included in this Annual Report on Form 10-K under Item 8, "Financial Statements and Supplementary Data."

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

We depend principally on the sale of two product lines.

        Prior to our acquisition of Novacept in March 2004, we derived most of our revenues from sales of our ThinPrep 2000 Processor, filters and other disposable supplies for use in gynecological and non-gynecological testing applications. As a result of the Novacept acquisition, we now manufacture and market the NovaSure System. If we are unable to successfully develop and commercialize other products, our business, sales and profits may be materially impaired. We may be required to obtain FDA approval and secure adequate reimbursement from insurance companies and other third party payors for any other new or improved products that we are able to develop or acquire, and we may not be able to do so.

        In addition, in October 2003, an article in the New England Journal of Medicine suggested that the interval between screenings for cervical cancer could be extended from one year to three years for women over 30 who have had consistently negative results from previous screenings. If screening periods are extended as suggested, aggregate demand for testing is likely to decrease and if we are unable to successfully develop additional products, our business may be materially adversely affected.

Our sales are dependent on third-party reimbursement.

        Widespread adoption of our ThinPrep System, ThinPrep Imaging System, NovaSure System and the FirstCyte Breast Test in the United States and other countries is dependent upon the ability of healthcare providers and laboratories to secure adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. Although a majority of managed care organizations in the United States have added the ThinPrep Pap Test to their coverage and the NovaSure procedure is reimbursed by many private healthcare insurance and managed care payors, we cannot guarantee that reimbursement will increase or continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and clinical laboratories in the United States and other countries to use the ThinPrep System, ThinPrep Imaging System, NovaSure System and the FirstCyte Breast Test instead of conventional methods or the products of our competitors. Also, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our products, and these efforts are expected to continue. We also will be required to secure adequate reimbursement for any new products we develop or acquire, and we may not be able to do so successfully.

We are dependent upon a relatively small number of large clinical laboratory customers in the United States for a significant portion of our sales of the ThinPrep System.

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

Our business faces intense competition from other companies.

        Our ThinPrep System and NovaSure System face direct competition from a number of publicly-traded and privately-held companies. Some of our competitors are large companies that enjoy significant competitive advantages over us, including:

  •
  significantly greater name recognition;

  •
  established distribution networks;

  •
  additional lines of products, and the ability to offer rebates or bundle products to offer discounts or incentives to gain competitive advantage; and

  •
  greater resources for product development, sales and marketing.

        The markets we sell in are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Other companies may develop products that are superior to ours or less expensive, or both. The development, FDA approval and commercial marketing of competitive systems for cervical cancer screening or treatment for excessive menstrual bleeding could have a material adverse effect on our business and financial condition. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments, our sales could decline and our business could be adversely affected.

The success of our business depends on our ability to protect our intellectual property rights.

        We rely on a combination of patents, trade secrets, copyrights, trademarks and confidentiality agreements to protect our ThinPrep System and NovaSure System proprietary technology, rights and know-how. We also are the exclusive licensee of certain patented technology for use in the field of cytology related to the ThinPrep System and in the field of breast cancer detection and treatment related to the FirstCyte Breast Test.

        With our acquisition of Novacept, we have acquired all of Novacept's intellectual property rights, including those with respect to the NovaSure System. However, the medical device industry in general, and the therapeutic use of devices employing radiofrequency energy, such as the NovaSure System, in particular, have been subject to extensive litigation and administrative proceedings regarding patents and other intellectual property rights.

        If we fail to protect, defend and maintain the intellectual property rights with respect to the ThinPrep System and the NovaSure System, the competitive position of these products could be impaired. In addition, infringement, interference and other intellectual property claims and proceedings, with or without merit, are expensive and time-consuming to litigate and could adversely affect our business, financial condition and operating results.

If gynecologists and patients do not adopt the NovaSure System as a preferred treatment for excessive menstrual bleeding, the intended benefits of our acquisition of Novacept may not be realized and the market price of our common stock could decline.

        The only product acquired as a result of our acquisition of Novacept is the NovaSure System, which is an endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. Novacept began full commercial release of the NovaSure System in the United States in January 2002. The NovaSure System is supported by only three years of patient follow-up data from Novacept's U.S. pivotal clinical trial, and we could discover that the results of this clinical trial are not indicative of results experienced in the market over time. Furthermore, some of the existing data has been produced in studies that involve relatively small patient groups, and such data may not be reproduced in wider patient populations.

        We may have difficulty gaining further acceptance of the NovaSure System among gynecologists and patients for a number of reasons including:

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

  •
  the availability of alternative treatments or procedures that provide comparable levels of improvement in menstrual bleeding at a lower cost than the NovaSure System;

  •
  gynecologists and patient perceptions of the NovaSure System as compared to other treatments for excessive menstrual bleeding; and

  •
  the continued availability of satisfactory reimbursement from healthcare payors for endometrial ablation procedures.

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

Current levels of growth in the market for new endometrial ablation procedures for the treatment of excessive menstrual bleeding may not be indicative of future growth.

        Demand for newly introduced technologies or treatments can initially be exaggerated as supply increases to meet pre-existing demand. However, once the pre-existing demand is met, growth in the market may abruptly stop or significantly slow. We believe that some of the current growth in the market for new endometrial ablation procedures may be the result of a considerable pre-existing unmet demand for products of this nature. We cannot determine what portion of Novacept's historical sales is attributable to this pre-existing demand, nor can we predict when, or at what rate, this demand may stop or decline in growth. If the demand for treatments like the NovaSure System were to stop abruptly or begin to decline, our operating results and profitability could be adversely affected.

We cannot accurately predict the size of the market for endometrial ablation products or our ability to convince women to undergo the NovaSure procedure.

        We cannot accurately predict the size of the market for endometrial ablation products such as the NovaSure System. The long-term growth for this product will be dependent upon our ability to convince a significant number of gynecologists and women that the NovaSure System is superior to currently available treatments for excessive menstrual bleeding as well as treatments that may be developed and commercialized in the future. The most widely used and accepted treatments for excessive menstrual bleeding are drug treatment, hysterectomy, dilation and curettage, and hysteroscopic rollerball ablation, or rollerball ablation. Over the past several years, the FDA approved several alternative, new endometrial ablation treatments for excessive menstrual bleeding, including the NovaSure System, and the use of these treatments has been increasing. However, most women experiencing excessive menstrual bleeding continue to rely primarily on drug therapy for the treatment of this condition or choose not to pursue any form of treatment. Furthermore, since the introduction of these new endometrial ablation treatments, the number of hysterectomies, dilations and curettages and rollerball ablations has not changed significantly, indicating that traditional treatments for excessive menstrual bleeding have not been displaced by these new endometrial ablation treatments.

        We cannot assure you that the market for endometrial ablation products will develop in the future or that the new endometrial ablation procedures, including the NovaSure procedure, will continue to experience similar or greater rates of use. We cannot assure you that we will be successful in continuing to attract gynecologists and women to use the NovaSure System, or whether or not evolving trends in the treatment of excessive menstrual bleeding will favor new endometrial ablation procedures as compared to traditional approaches.

Our success depends greatly on the market acceptance of our ThinPrep System products and their cost.

        Our success and growth depends greatly on market acceptance of our ThinPrep System and ThinPrep Imaging System, including any follow-on applications of ThinPrep technology, such as the FirstCyte Breast Test. The laboratory cost of using the ThinPrep System and ThinPrep Imaging System for cervical cancer screening, both together and individually, is higher than that of a conventional Pap smear and, we believe, competing liquid-based slide preparation systems. Due in part to increased competitive pressures in the healthcare industry to reduce costs, our ability to gain market acceptance of the ThinPrep System and follow-on products depends on our ability to demonstrate that the higher cost of using the ThinPrep System is offset by (i) a reduction in costs often associated with conventional Pap smears or competing liquid-based slide preparation systems, such as inaccurate diagnoses and the need for repeat Pap smears, as well as (ii) the ability to use our ThinPrep System for additional testing applications, such as testing for the human papillomavirus ("HPV"), Chlamydia trachomatis and Neisseria gonorrhea. In particular, for both the ThinPrep Imaging System and the FirstCyte Breast Test, we need to convince healthcare providers, insurance companies and other third party payors, and clinical laboratories of the clinical benefits and cost-effectiveness of these products. For the FirstCyte Breast Test, we await the results of an outcome study to support additional claims to drive market acceptance of this product and its cost.

We are uncertain if additional applications of our ThinPrep System will be successful.

        In addition to cervical cancer screening, the ThinPrep System serves as a platform for other gynecological applications, including testing for HPV using Digene Corporation's Hybrid Capture II HPV DNA Assay and testing for the sexually transmitted diseases Chlamydia trachomatis and Neisseria gonorrhea using Roche Diagnostics Corporation's COBAS Amplicor automated system. We intend to continue to evaluate additional uses of our ThinPrep technology in testing for the presence of other types of cancers and sexually transmitted diseases. We have not yet determined which of these additional applications we will seek to develop, commercialize or promote, alone or with other companies. We may not be able to successfully promote, commercialize or develop additional uses of our technology.

Our success depends on our ability to manage growth effectively.

        The scope of our operations and facilities, the number of our employees and the geographic area of our operations have grown rapidly. If we are not able to manage our growth effectively, our business and financial condition will materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve additional management and financial systems and controls, and to effectively expand, train and manage our employee base.

We may not be able to successfully integrate future acquisitions.

        We continually explore opportunities to acquire related businesses, some of which could be material to us. Our ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating such companies, achieving cost efficiencies and managing these businesses as part of our company. We may not be able to effectively integrate acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our effort to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions, increased competition, the loss of customers resulting from the acquisitions and the assumption of unknown liabilities. In addition, the process of integrating these businesses could cause an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business if any of the above adverse effects were to occur. Further, the benefits that we anticipate from any future acquisitions may not develop.

Future acquisitions may also harm our operating results, dilute our stockholders' equity and create other financial difficulties for us.

        We may in the future pursue acquisitions that we believe could provide us with new technologies, products or service offerings, or enable us to obtain other competitive advantages.

        Acquisitions by us may involve some or all of the following financial risks:

  •
  use of significant amounts of cash;

  •
  potential dilutive issuances of equity securities;

  •
  incurrence of debt or amortization expenses related to certain intangible assets; and

  •
  future impairment charges related to diminished fair value of businesses acquired as compared to the price we pay for them.

        We may not be successful in overcoming the risks described above or any other problems associated with future acquisitions. Any of these risks and problems could materially harm our business, prospects and financial condition. Additionally, we cannot guarantee that any companies we may acquire will achieve anticipated revenues or operating results.

We are currently defending a number of product liability lawsuits relating to the NovaSure System and we may be subject to the risk of additional product liability claims relating to the NovaSure System or other products.

        The NovaSure System is used on patients in endometrial ablation procedures. Such procedures, regardless of technology employed, involve a risk of serious complications, including bleeding that may require blood transfusions, uterine and bowel perforation and other damage to adjacent tissue and organs, infection and even death. Consequently, companies that produce medical devices for use in the uterus are subject to risk of product liability litigation.

        We are a party to a number of legal proceedings involving injuries to patients that occurred during NovaSure procedures. We will vigorously defend against these product liability claims and any others that may arise related to the NovaSure System. However, there can be no assurance that any defense against these alleged claims will be successful.

        If the NovaSure System is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Product liability insurance is in place for the NovaSure product and former Novacept shareholders are indemnifying us, subject to certain conditions and limitations, for certain pending product liability claims to the extent that the damages are not covered by the existing insurance. However, we cannot assure you that available insurance and the indemnification payment, if any, will be sufficient to cover the damages from these claims. In addition, claims of this nature may adversely affect the reputation of the NovaSure System, which could damage its competitive position in the market. The sale and use of our other products could also lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect that resulted in the failure to detect a disorder for which it was being used to screen or caused injuries to a patient. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure additional coverage in the future. Also, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend, which could result in a diversion of management's attention from our business and adversely affect our financial condition and operating results.

Our quarterly operating results may fluctuate.

        Our operating results have fluctuated significantly in the past on a quarterly basis. We expect that our operating results may fluctuate significantly from quarter to quarter and we may experience losses in the future depending on a number of factors, including the extent to which our products continue to gain or maintain market acceptance, the rate and size of expenditures incurred as we expand our domestic and establish our international sales and distribution networks, the timing and level of reimbursement for our products by third-party payors, and other factors, many of which are outside our control.

We currently have limited foreign sales capabilities and cannot guarantee success in foreign markets.

        Although we commenced sales in countries outside the United States in 1998, only a small percentage of our sales to date have been to international markets. If we fail to increase international sales, our business and financial condition may suffer materially. We cannot guarantee that we will successfully develop foreign sales channels or capabilities that will enable us to generate significant revenue from international sales. Even though we have established foreign sales capabilities, we may not be able to obtain favorable third-party reimbursements and required regulatory approvals in foreign countries. We may also face difficulty and added expense in complying with the U.S. and foreign regulations applicable to the sale and marketing of our products internationally.

We are highly dependent on key personnel.

        We are highly dependent on the principal members of our management staff. Loss of our key personnel would likely impede achievement of our research and development, operational, or strategic objectives. To be successful, we must retain key employees and attract additional qualified employees.

Our reliance on single source or limited source suppliers could harm our business.

        We currently obtain certain key components of the ThinPrep System, ThinPrep Imaging System and NovaSure System, including the proprietary filter material and microscope slides used in the ThinPrep Pap

Test, from single or a limited number of sources. Additionally, the NovaSure System utilizes several components that may become obsolete or no longer be manufactured. Although we believe that alternative sources for these components are available, a supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. Switching components may require product redesign and submission to the FDA of a premarket supplement or possibly a separate premarket approval, either of which could significantly delay production. If we are unable to obtain sufficient quantities of these components that meet our quality and technical requirements at reasonable prices and in a timely manner, we will not be able to manufacture and sell our products on a timely and cost-competitive basis, which would materially and adversely affect our business and financial condition.

Our lack of redundant manufacturing capabilities could harm our business.

        We assemble all of our ThinPrep Processors, the ThinPrep Imaging System, the FirstCyte Breast Test and the single-use disposable devices in the NovaSure System. We have established a certain level of site redundancy on our core products, or have developed alternate sources. While we have made significant efforts to safeguard these core manufacturing processes, the loss of any of these facilities would impede our manufacturing and sales efforts, which would materially and adversely affect our business and financial condition.

Because a component of the NovaSure System is and will be manufactured in Costa Rica, we will be subject to the political and economic risks of doing business there.

        We cannot guarantee that the political, labor and economic climate in Costa Rica will remain sufficiently stable for our manufacturing purposes. Our operations relating to the NovaSure System could be adversely affected by political unrest and we could also be harmed by strikes and other labor disruptions. Any of these events could result in increased costs or in disruptions of supply of the NovaSure disposable devices, which could harm our business, financial condition and operating results.

We are subject to numerous FDA laws and regulations, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could cause us to incur significant compliance costs and/or subject us to significant civil and criminal sanctions.

        Our products are subject to significant FDA regulation. Complying with these requirements imposes significant expenses on our operations. If we fail to comply with applicable regulations, we could be subject to a wide range of civil and criminal enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or loss of FDA approval for marketing.

We cannot guarantee we will obtain or maintain necessary regulatory approvals for our products.

        The FDA regulatory approval process can be expensive, lengthy and uncertain for both original and supplemental approvals. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any proposed future products or modifications of existing products. The failure to obtain clearances or approvals, loss of previously received clearances or approvals, or a failure to comply with existing or future regulatory requirements, would have a material adverse effect on our business, financial condition and results of operations.

        Any modifications to a device that has received a premarket approval that affect its safety or effectiveness require a premarket approval supplement or possibly a separate premarket approval, either of which is likely to be time-consuming, expensive and uncertain to obtain. The FDA requires the device manufacturer to make and document its determination whether or not a premarket approval or supplement is required, but the FDA can review the manufacturer's decision. Before the acquisition, Novacept modified various aspects of the NovaSure System and filed and received approval for one premarket supplement with respect to some of the changes in the design of and manufacturing process for its disposable device. However, the FDA may not agree with Novacept's decisions not to seek supplements or new approvals for the other device modifications or with our decisions regarding any future device modifications for the NovaSure System or any of our other product lines. If the FDA requires us to seek one or more premarket approval supplements or new premarket approvals for any modification to a previously approved device, we may be required to cease marketing or to recall the modified device until we obtain approval, and we may be subject to significant criminal and/or civic sanctions, including but not limited to, regulatory fines or penalties.

If we or our contract manufacturers fail to comply with the FDA's Quality System Regulation, manufacturing operations could be interrupted, and our product sales and operating results could be adversely affected.

        Our design and manufacturing processes are required to comply with the FDA's Quality System Regulation, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its Quality System Regulation through unannounced inspections. If one of our manufacturing facilities fails an inspection, operations and manufacturing could be disrupted. Failure to take adequate and timely corrective action in response to an adverse inspection could force a shutdown of these manufacturing operations or a recall of the product. If we shut down manufacturing operations or recall our products, we may lose customers and experience a decline in our revenues.

Our products may be subject to recalls even after receiving FDA clearance or approval, and if a recall occurs, the reputation of our products and our operating results could be adversely affected.

        The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall could harm the reputation of our products and adversely affect our financial condition and operating results.

Some of our activities may subject us to risks under federal and state laws prohibiting "kickbacks" and false or fraudulent claims.

        We are subject to the provisions of a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices, such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, laboratories and other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices is ever evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition.

You are unlikely to be able to seek remedies against Arthur Andersen LLP, our former independent auditor.

        Our consolidated financial statements as of December 31, 2001 and for the year ended December 31, 2001 were audited by Arthur Andersen LLP, our former independent auditor. In June 2002, Arthur Andersen was convicted of federal obstruction of justice charges in connection with its destruction of documents. As a result of its conviction, Arthur Andersen has ceased operations and is no longer in a position to reissue its audit reports or to provide consent to our incorporation by reference in this Annual Report on Form 10-K of financial statements reported on by it. Because Arthur Andersen has not reissued its reports and because we are not able to obtain a consent from Arthur Andersen, you will be unable to sue Arthur Andersen for material misstatements or omissions, if any, in the financial statements covered by its previously issued reports. Even if you have a basis for asserting a remedy against, or seeking to recover from, Arthur Andersen, we believe that it is unlikely that you would be able to recover damages from Arthur Andersen.

Certain provisions of our certificate of incorporation, bylaws and Delaware law may delay or prevent a change in control of our company.

        Our corporate documents and Delaware law contain provisions that may enable our board of directors to resist a change in control of our company. These provisions include:

  •
  a staggered board of directors;

  •
  limitations on persons authorized to call a special meeting of stockholders;

  •
  the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

  •
  advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

  •
  a stockholder rights agreement or "poison pill."

        In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or consolidating with us except under certain circumstances.

        These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions stockholders desire.

Executive Officers of Cytyc Corporation

        The executive officers of Cytyc Corporation are set forth below. Business experience for the past five years is provided.

Patrick J. Sullivan (53).	Chief Executive Officer and Director (since March 1994). Concurrently serves as President (since July 2002, previously from March 1994 to January 2002). Chairman of the Board (since May 2002).
Daniel J. Levangie (54).
Executive Vice President, Commercial Operations (since January 2004). Executive Vice President (July 2002 to January 2004). Mr. Levangie has held several positions with Cytyc Corporation, including President, Executive Vice President, Chief Operating Officer, Senior Vice President and Vice President, Commercial Operations (December 1997 to July 2002). Chief Executive Officer and President of Cytyc Health Corporation (July 2002 to December 2003).
Timothy M. Adams (45).
Vice President, Chief Financial Officer and Treasurer (since November 2004). Chief Financial Officer, Modus International, Inc., (October, 2002 to August, 2004). Chief Operating and Chief Financial Officer, GeoTrust (March to September 2002). Chief Financial Officer, Digex, Inc. (January, 2000 to December, 2001).
James Linder, M.D. (50).	Senior Vice President (since March 2004). Chief Medical Officer (since January 2002). Consulting Medical Director (May 1996 to January 2002).
A. Suzanne Meszner-Eltrich (52).	Senior Vice President (since March 2004). Vice President, General Counsel and Secretary (since September 1997). Concurrently served as Vice President, Human Resources (September 1997 to May 2002).
John P. McDonough (45).
Senior Vice President of Development and Operations (since March 2004). Vice President, Corporate Development (October 2003 to March 2004). Founder, Chief Executive Officer and President of Soundbite Communications (April 2000 to September 2003). President, Chief Operating Officer and Chief Financial Officer for Direct Hit Technologies (August 1999 to April 2000).
Leslie Teso-Lichtman (46).	Vice President (since August 1999). Controller (since June 1998). Acting Chief Financial Officer and Treasurer (October 2003 to November 2004).

Item 2. Properties

        Our executive offices, as well as our administrative, research, and certain manufacturing and distribution operations are currently in the process of being relocated from a leased facility consisting of approximately 97,000 square feet in Boxborough, Massachusetts into a larger leased facility consisting of approximately 216,000 square feet in Marlborough, Massachusetts. The lease of the Boxborough facility has a term of seven years beginning November 1997, with an option to extend the term for an additional five years. We decided not to renew this lease and in November 2004 we surrendered approximately 26,000 square feet of our Boxborough facility to the lessor. The lease for the Marlborough facility has a term of 15 years, beginning January 2004. We expect to complete the relocation to the Marlborough facility in 2005. We own approximately 2.7 acres of land and 46,000 square feet of facilities housing additional manufacturing operations in Londonderry, New Hampshire. We also lease a distribution facility consisting of approximately 37,000 square feet in Methuen, Massachusetts. Certain manufacturing, administrative, sales and marketing, research and development and operations for our NovaSure product are conducted at our Palo Alto, California facilities consisting of approximately 26,200 square feet. Our lease for this space expires in December 2005, with no option to renew. Our primary manufacturing facility for the NovaSure System consists of approximately 26,500 square feet in San Jose, Costa Rica. The lease for this facility expires in 2008, with an option to renew the lease for two additional five-year terms. We believe that we have adequate facilities to satisfy our operational requirements for the foreseeable future.

Item 3. Legal Proceedings

        On December 13, 2002, a purported federal securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and two of our officers, on behalf of a purported class of all persons who purchased our common stock between July 25, 2001 and June 25, 2002. The complaint alleges that the defendants failed to disclose material facts and made materially misleading misstatements about our historical and future financial performance. Since the initial suit was filed, five additional suits were filed in the same court, making the same or substantially similar allegations. The six actions have been consolidated into a single proceeding. We have filed a motion to have the case dismissed, which is currently pending before the court. We believe that the allegations are without merit and intend to defend ourselves vigorously. We do not expect that the ultimate disposition of this matter will have a material adverse effect on our financial position, results of operations or liquidity.

        On June 16, 2003, we filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.'s ("TriPath") patents are invalid and not infringed by our ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against us in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts. Additionally, on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have our Massachusetts case dismissed. The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date. Based on the current case schedules we anticipate that a trial will be scheduled to occur in late 2005 or early 2006. We believe that the claims against us are without merit and intend to vigorously defend this suit. Given the stage and current status of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

        On November 17, 2003, DEKA Limited Partners Inc., the purported owner of certain patents licensed to us under a license agreement entered into by the parties in 1993, filed a demand for arbitration with the American Arbitration Association alleging that we have underpaid royalties. A hearing was held in December 2004. A decision from the arbitration panel is expected in the first quarter of 2005. At this time, we are unable to reasonably estimate the ultimate outcome. We believe that all royalties due and owing to DEKA Limited Partners Inc. have been paid in accordance with the terms of the agreement.

        We are also involved in ordinary, routine litigation incidental to our business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, these other lawsuits and claims will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on The Nasdaq National Market under the symbol "CYTC". The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the our common stock on The NASDAQ National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
2003:
First Quarter.	$13.54	$9.92
Second Quarter	14.31	9.28
Third Quarter.	15.81	10.14
Fourth Quarter	15.30	12.25
2004:
First Quarter	$22.48	$13.60
Second Quarter	28.48	17.79
Third Quarter.	25.18	21.32
Fourth Quarter	29.05	23.51

        On February 1, 2005, the last reported sales price of our common stock on The Nasdaq National Market was $24.93 per share. As of February 1, 2005, there were 407 holders of record of our common stock.

        We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Stock Repurchase Program

        Our stock repurchase program was established in January 2002. Under this program, we have the authority to spend up to $200 million, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to our stock option holders upon exercise of their stock options. The repurchase program may be suspended at any time and from time to time without prior notice. There have been no repurchases under the program since January 2004. As of December 31, 2004, we have repurchased 15,279,039 shares under the program with an aggregate cost of $157.4 million. As of December 31, 2004, an additional $42.6 million of shares may be repurchased under the program.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statements of Income Data:
Net sales	$393,593	$303,060	$236,493	$220,993	$142,065
Cost of sales	82,523	57,420	48,622	40,168	24,565

Gross profit	311,070	245,640	187,871	180,825	117,500

Operating expenses:
Research and development	20,820	14,724	14,524	18,975	14,171
In-process research and development (1)	19,100	—	—	56,000	—
Sales and marketing	102,011	79,547	69,971	59,161	55,162
General and administrative.	35,274	28,008	23,125	16,987	13,872
Expenses related to terminated merger (2)	—	—	5,705	—	—

Total operating expenses	177,205	122,279	113,325	151,123	83,205

Income from operations	133,865	123,361	74,546	29,702	34,295
Other (expense) income, net (3)	(3,468)	2,622	2,711	8,006	4,721

Income before provision for income taxes	130,397	125,983	77,257	37,708	39,016
Provision for income taxes	56,809	49,763	29,363	25,073	853

Net income	$73,588	$76,220	$47,894	$12,635	$38,163

Net income per common and potential common share (4):
Basic	$0.66	$0.69	$0.40	$0.11	$0.34

Diluted	$0.63	$0.68	$0.39	$0.10	$0.32

Weighted average common and potential common shares outstanding (4):
Basic	111,148	110,983	120,114	115,396	110,754
Diluted	121,922	112,807	122,782	120,776	117,960
Balance Sheet Data:
Cash, cash equivalents and investment securities	$232,295	$177,897	$163,744	$153,242	$88,845
Total assets	809,350	390,900	361,626	386,760	170,886
Long-term debt	250,000	—	—	—	—
Retained earnings (deficit)	173,232	99,644	23,424	(24,470)	(37,105)
Total stockholders' equity	487,445	353,631	324,728	350,308	147,046

(1)
We incurred in-process research and development charges totaling approximately $19.1 million in 2004 related to our acquisition of Novacept and approximately $56.0 million in 2001 related to our acquisition of Pro-Duct Health, Inc.

(2)
We incurred charges totaling approximately $5.7 million in 2002 related to our terminated merger with Digene Corporation.

(3)
We received other income of $3.1 million in 2001 from a litigation settlement.

(4)
See Note 2(p) in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for an explanation of the computation of basic and diluted net income per share data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Cytyc Corporation is a leading women's health company that designs, develops, manufactures, and markets innovative and clinically effective products. Cytyc products cover a range of women's health applications, including cervical cancer screening, breast cancer risk assessment, and treatment of excessive menstrual bleeding. We operate our business in two operating segments: diagnostic products and surgical products. Our diagnostic products segment develops and markets the ThinPrep® System for use in diagnostic cytology testing applications primarily focused on women's health, such as cervical cancer screening. Our surgical products segment manufactures and markets the NovaSure® System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding.

        Net sales in fiscal year 2004 were $393.6 million, an increase of 30% from the prior year. We achieved strong worldwide sales growth as a result of 9% growth in our diagnostic products business, as well as growth in net sales of the NovaSure System at our surgical products business acquired during the year. The growth in our diagnostic products business primarily reflects the impact of the introduction of the ThinPrep Imaging System, which was commercially released in June 2003. The ThinPrep Imaging System provides a new revenue stream and also strengthens our existing ThinPrep System product line. Our surgical products business continued to penetrate the market for treatment of excessive menstrual bleeding and our combined sales force that now includes more than 200 sales representatives has been integrated and trained to sell all of our product offerings. We continue to make investments in the enhancement of our current product offerings, as well as emerging technologies in such fields as cervical cancer and breast cancer diagnosis and treatment. We continue to make major investments in sales and marketing, including integration efforts following the Novacept acquisition in March 2004, to better support our customers and help expand market demand, as well as increase our market share.

        Increased investment in our future is supported by our continued strong cash flow generated from operations of $137.6 million during fiscal year 2004 and our $232.3 million in cash, cash equivalents and investment securities as of December 31, 2004. We will continue to utilize our positive cash flow from operations to invest in our existing business operations as well as to make certain strategic acquisitions or investments.

        We remain committed to our goal to become the market leader in providing innovative technologies that improve women's lives. The strength of our existing franchise in the obstetrics and gynecology ("OB/GYN") field, including the size of our dedicated sales team, our clinically driven marketing approach, and our training to date of thousands of OB/GYN practitioners provide the foundation for our growth. We are confident in our ability to drive long-term shareholder value using the principles of our mission, our strong product offerings, and continued commitment to expansion of our existing product offerings.

Understanding Our Financial Information

        Our financial information is summarized in this Management's Discussion and Analysis, the Consolidated Financial Statements, and the related Notes to the Consolidated Financial Statements as of December 31, 2004 and 2003 and for each of the three fiscal years ended December 31, 2004, 2003, and 2002. The following will assist you in fully understanding our financial information.

Organization of Financial Information

        Management's Discussion and Analysis provides material historical and prospective disclosures enabling investors and other users to assess our financial condition and results of operations.

        The consolidated financial statements, excluding the related notes, include the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity and consolidated statements of cash flows.

        The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements.

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

        Valuation of Long-Lived Assets, Intangibles and Goodwill.    Intangible assets acquired in a business combination, including acquired in-process research and development, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The fair values of acquired intangible assets are determined by management using relevant information and assumptions and assisted, in certain situations, by independent appraisers. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate. Amortization of intangibles with defined lives is calculated either using the straight-line or cash flow method. The cash flow method requires management's estimate of net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are expected to be consumed.

        We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. We are required to perform an impairment review for goodwill on an annual basis, or earlier if indicators of potential impairment exist. Based on our impairment review during 2004, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At December 31, 2004, we had $388.9 million of net intangible assets, of which $292.2 million represented goodwill. An impairment of our intangible assets could result in a material, non-cash expense in our consolidated statement of income.

        Property and equipment are depreciated over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Included in property and equipment are equipment under customer-usage agreements (for example, a ThinPrep Processor or a ThinPrep Imaging System), where we install the equipment at customer sites under an agreement whereby customers commit to purchasing minimum quantities of disposable supplies from us over a defined contract term. Under these arrangements, the equipment remains our property and we have the right to either remove the equipment or increase the price per disposable if the customer does not consume at least the number of disposable supplies committed in the contract. The cost of the equipment is depreciated as cost of sales over its estimated useful life. Any change in conditions that would cause us to change our estimate as to the useful lives of a group or class of assets included in property and equipment may significantly increase or decrease our depreciation expense on a prospective basis. In January 2005, we revised our estimate of the useful lives of our equipment under customer-usage agreements from the specific contract terms (which are generally between three to five years) to a range of three to eight years, depending on the nature of the equipment under the usage agreement. This change in estimate was based on our assessment of historical usage patterns, the useful lives of similar devices, as well as standard practice in the medical device industry. This change in estimate will be reflected prospectively and is not expected to have a material impact on our fiscal year 2005 financial statements for equipment under customer-usage agreements as of December 31, 2004.

        Income Taxes and Deferred Taxes.    We file income tax returns in ten countries as well as many states and other localities. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, non-deductible items and changes in enacted tax rates. A 1% change in our 2004 effective income tax rate would have the effect of changing net income by approximately $1.3 million or $0.01 per share. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" and "deferred tax liabilities" on our consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income. At the acquisition date of Novacept, we recorded approximately $40.7 million of deferred tax assets related to acquired net operating losses ("NOL's"), tax credits and other tax assets, against which we have recorded a valuation allowance of approximately $7.0 million on our consolidated balance sheet for uncertainties related to such items. If we are unable to realize the benefits of these NOL's in future years, we may be required to record additional tax expense in our consolidated statement of income.

        Legal Proceedings.    We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our significant legal proceedings are discussed in Note 10(d) to our consolidated financial statements.

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

Results of Operations

Net Sales

				Percent Change
	Years Ended December 31,
				2004/ 2003	2003/ 2002
	2004	2003	2002
	(in millions)
Diagnostic Products
Domestic	$289.5	$271.3	$216.8	7%	25%
International	40.5	31.8	19.7	27%	61%

Total Diagnostic Products	330.0	303.1	236.5	9%	28%
Surgical Products (1)	63.6	—	—	—	—

Total Company	$393.6	$303.1	$236.5	30%	28%

(1)
The surgical products division was created following our acquisition of Novacept on March 24, 2004. Our fiscal year 2004 operating results include the results of Novacept from the date of acquisition.

        Net sales for our diagnostic products division, which represented 84% of our consolidated net sales in fiscal year 2004, increased primarily due to increased domestic sales of our ThinPrep Pap Test (the disposable supplies used in gynecological applications of the ThinPrep System), which increased 8% in fiscal year 2004, as compared to an increase of 27% in fiscal year 2003. The increase in fiscal year 2004 reflects growth in domestic unit sales of our ThinPrep Pap Tests specifically designed for use with the ThinPrep Imaging System (commercially released in June 2003), which generally include a fee for use of the ThinPrep Imaging System. These usage fees contributed more than 85% of the increase in ThinPrep Pap Test sales during fiscal 2004. The increase in domestic net sales in fiscal year 2003 as compared to fiscal year 2002 reflects a more than 20% increase in unit sales of the ThinPrep Pap Test.

        ThinPrep Pap Test sales to our two largest customers, Quest Diagnostics, Inc. ("Quest") and Laboratory Corporation of America ("LabCorp"), remained consistent in fiscal year 2004 as compared to fiscal year 2003, as higher unit sales offset lower average selling prices to Quest following the signing of their two-year agreement with us in May 2003. Sales to Quest and LabCorp together represented 25%, 32% and 33% of our consolidated net sales in the years ended December 31, 2004, 2003 and 2002, respectively.

        International net sales for our diagnostic products, which represented 10% of our consolidated net sales in fiscal year 2004, increased 27% in fiscal year 2004, as compared to an increase of 61% in fiscal year 2003, primarily reflecting higher unit sales of the ThinPrep Pap Test and, to a lesser degree, an increase in average pricing. The increase in fiscal year 2003 as compared to fiscal year 2002 reflects growth in both unit sales and average pricing of the ThinPrep Pap Test internationally, as well as the favorable impact of the weaker U.S. dollar on sales in foreign currencies. International sales grew to 12% of diagnostics products worldwide net sales for the fiscal year ended December 31, 2004, as compared with 10% and 8% in 2003 and 2002, respectively.

        Net sales for our surgical products division, which was created following our acquisition of Novacept on March 24, 2004, represented 16% of our consolidated net sales in fiscal year 2004. Sales of the NovaSure single-use disposable devices represented 88% of the net sales in this division during the period. Our fiscal year 2004 operating results include the results of Novacept, now renamed Cytyc Surgical Products, from the date of acquisition.

        We expect consolidated net sales for fiscal year 2005, before the effects of any acquisitions, to increase by between 23% and 28% as compared to fiscal year 2004, reflecting continued growth in both our diagnostic products and surgical products segments.

Gross Margin

        Our gross margin was 79% for fiscal year 2004, as compared to 81% and 79% for fiscal years 2003 and 2002, respectively. The decrease in gross margin in fiscal year 2004 primarily resulted from expenses related to the introduction of the ThinPrep Imaging System, as well as the increase in international sales of our diagnostic products, which generally have lower profit margins as compared to domestic sales of the ThinPrep Pap Test. The increase in gross margin in fiscal year 2003 as compared to fiscal year 2002 related primarily to the increased volume of shipments and higher average selling price of the ThinPrep Pap Test during the period. We expect our gross margin in fiscal year 2005 to be in the range of 78% to 79% as we continue to invest in our service and manufacturing organization to support the deployment of the ThinPrep Imaging System.

Operating Expenses

        Total operating expenses increased to $177.2 million for fiscal year 2004, an increase of 45%, as compared to an increase of 8% in fiscal year 2003. Operating expenses in 2004 reflect the results of both our diagnostic products segment and our surgical products business acquired in March 2004, including a charge of $19.1 million to write off acquired in-process research and development costs related to the acquisition of Novacept. Operating expenses in 2002 include a non-recurring charge of $5.7 million to write off costs related to our terminated merger with Digene Corporation. The following is a summary of operating expenses for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,			Percent of Net Sales
	2004	2003	2002	2004	2003	2002
	(in millions)
Research and development	$20.8	$14.7	$14.5	5%	5%	6%
In-process research and development	19.1	—	—	5%	—	—
Sales and marketing	102.0	79.5	70.0	26%	26%	30%
General and administrative	35.3	28.0	23.1	9%	9%	10%
Expenses related to terminated merger	—	—	5.7	—	—	2%

Research and Development

        Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System (released in June 2003) and the NovaSure System (acquired when we purchased Novacept in March 2004), through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic applications of our core ThinPrep System. Our research and development costs increased to $20.8 million in fiscal year 2004, an increase of 41%, compared to an increase of 1% in 2003, primarily reflecting our efforts to continue to improve the ThinPrep Imaging System and the addition of development efforts related to the second generation RF Controller and other operational enhancements to the NovaSure System at our surgical products business, as well as $1.7 million in non-cash amortization of the developed technology intangible asset that resulted from our acquisition of Novacept. We expect the non-cash amortization of our overall developed technology portfolio to represent $6.6 million of our research and development expense in fiscal year 2005. The increase in fiscal year 2003 as compared to fiscal year 2002 reflects ongoing collaborative research agreements initiated in fiscal year 2003 with Harvard Medical School and Northeastern University, where our scientists are working with the researchers at these institutions to translate their findings into further enhancements of our existing technologies.

        During the past three years, our research and development costs have been related primarily to the ThinPrep Imaging System, the FirstCyte Breast Test and enhancements to our existing product technologies. Revenues resulting from the activities related to the ThinPrep Imaging System, which have been placed at customer sites under use plan agreements where revenue is recognized over the term of the use plan agreement, reached 10% of consolidated net sales in fiscal year 2004. Revenues for the ThinPrep Imaging System in the six months from its commercial release through the end of fiscal year 2003 were less than one percent of net sales. Our investment in clinical research and product development associated with the FirstCyte Breast Test have not yet generated revenues in excess of one percent of net sales. We continue to gather clinical data to support significant commercialization of this product. Our research and development expenditures also included enhancements to the RF Controller at our surgical products business acquired in March 2004 and the ThinPrep 3000 Processor, the batch-processing system in our diagnostic products business. While revenues from the sale of the ThinPrep 3000 Processor were less than or equal to one percent of net sales in fiscal years 2004, 2003 and 2002, and revenues from the sale of the RF Controller were less than two percent of net sales in fiscal year 2004, we believe the use of these instruments by our customers has supported the growth in sales of the ThinPrep Pap Test over the past three years and the NovaSure single-use disposable device in the period since the March 2004 acquisition.

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

Sales and Marketing

        Sales and marketing costs increased to $102.0 million for the year ended December 31, 2004, an increase of 28%, as compared to a 14% increase in fiscal year 2003, primarily due to sales and marketing costs at our surgical products business acquired in March 2004 of approximately $21 million, including costs following the acquisition to integrate and cross-train our diagnostic products and surgical products sales forces. In addition, we incurred increased marketing costs to support our international expansion, including efforts following the recommendation of liquid-based cytology as the primary means to process samples for cervical cancer screening programs by the United Kingdom's National Institute for Clinical Excellence ("NICE") in October 2003, as well as higher selling and customer training costs associated with supporting the continued market release of the ThinPrep Imaging System. Overall, our sales and marketing expense remained approximately 26% of net sales in both fiscal years 2004 and 2003. The increase in sales and marketing costs in fiscal year 2003 as compared to fiscal year 2002 reflects both market development and customer training costs associated with the ThinPrep Imaging System, as well as our efforts towards developing the market and customer base for the ThinPrep Pap Test on an international basis, which contributed to the growth in international sales during the period. Sales and marketing expense decreased as a percentage of sales from fiscal year 2002 to fiscal year 2003 due to overall growth in net sales.

General and Administrative

        General and administrative costs increased to $35.3 million for the year ended December 31, 2004, an increase of 26%, as compared to a 21% increase in fiscal year 2003, largely due to approximately $4 million of general and administrative costs, such as business insurance and personnel-related costs, at our surgical products business acquired in March 2004, as well as an increase in legal costs of over $2 million related to pending litigation. The increase in general and administrative costs in fiscal year 2003 as compared to fiscal year 2002 primarily reflects increased business insurance and personnel-related expenditures. General and administrative expenses represented 9% of net sales in fiscal years 2004 and 2003 and 10% of net sales in fiscal year 2002.

Other (Expense) Income, net

        We recorded interest expense of $5.4 million for the year ended December 31, 2004 related to our 2.25% convertible notes due 2024, which were issued on March 22, 2004, including the amortization of deferred financing costs associated with the issuance of these notes. Prior to the issuance of the convertible notes, we did not have any long-term debt obligations. Interest income remained consistent at $2.4 million for the years ended December 31, 2004 and 2003, due primarily to consistent cash balances available for investment. Interest income decreased 31% from fiscal year 2002 to fiscal year 2003, due primarily to lower interest rates and a lower cash balance available for investment.

Income Taxes

        Our effective tax rate for fiscal year 2004 was 43.6%, as compared to 39.5% and 38% in fiscal years 2003 and 2002, respectively. Exclusive of the effects of the non-deductible $19.1 million in-process research and development charge incurred in connection with the Novacept acquisition in March 2004, our effective tax rate for fiscal year 2004 was 38%. The decrease from fiscal year 2003 to fiscal year 2004 is primarily due to savings from tax planning initiatives which began in 2003. We estimate that our effective tax rate for fiscal year 2005 will be 37%, as we continue to recognize savings from these tax planning initiatives. We are also currently evaluating what impact, if any, the American Jobs Creation Act of 2004 will have on our effective rate for fiscal year 2005.

Liquidity and Capital Resources

        At December 31, 2004, we had cash, cash equivalents and investment securities totaling $232.3 million. Cash provided by operations was $137.6 million for fiscal year 2004, an increase of 58%, as compared to cash from operations of $87.3 million in fiscal year 2003, primarily as a result of increasing net sales, tax benefits from the Novacept acquisition and proceeds from the exercise of stock options. Our net accounts receivable increased 51% to $63.6 million at December 31, 2004, as compared to $42.1 million at December 31, 2003, reflecting growth in net sales as well the addition of receivables from our surgical products division, which was acquired in March 2004. Our Days Sales Outstanding increased slightly from 46 days at December 31, 2003 to 50 days at December 31, 2004. We have had no significant issues of collectibility. The term "Days Sales Outstanding", which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to the estimated number of days' worth of sales that are outstanding and unpaid at any given time. Our inventories increased 33% to $17.3 million at December 31, 2004, as compared to $13.0 million at December 31, 2003, primarily reflecting the addition of inventory from our surgical products division.

        Our investing activities used cash of $349.2 million in fiscal year 2004, primarily related to the purchase of Novacept in March 2004. We paid $325.8 million to purchase Novacept, including acquisition-related costs, using a combination of debt financing and cash on hand to fund the purchase. During fiscal year 2004, we also invested $28.5 million in equipment used under customer usage agreements, of which approximately $27 million represented ThinPrep Imaging Systems for use at customer sites. We also made $32.8 million of capital expenditures during fiscal year 2004, related primarily to the expansion of our manufacturing and administrative facilities to support the growth of our business as well as costs to manufacture the ThinPrep Imaging System units to be placed at customer sites under usage agreements. Our investing activities in fiscal year 2003 used cash of $1.0 million, as cash used for capital expenditures and investment in equipment under customer usage agreements was offset by proceeds from our other investing activities, including $18.0 million in proceeds from the sale of investment securities, net of purchases. During fiscal year 2003, we made capital expenditures of $12.3 million, primarily associated with the cost of opening a new distribution facility and developing redundant manufacturing capabilities. We also invested $10.9 million in equipment under customer usage agreements, of which approximately $4 million represented ThinPrep Imaging Systems for use at customer sites. During fiscal 2005, we plan to incur capital expenditures of between $44 million and $48 million, including an investment of between $24 million and $26 million in ThinPrep Imaging Systems to be placed at customer sites, as well as an investment in systems and infrastructure improvements, and other machinery and equipment purchases to support the growth in our business.

        Our financing activities in fiscal year 2004 generated cash of $288.6 million, primarily as a result of the private placement of $250 million of 2.25% convertible notes due 2024. Net proceeds from this offering totaled $242.3 million following payment of debt issuance costs. We also generated cash of $48.0 million as a result of proceeds from the exercise of stock options and our Employee Stock Purchase Plan. Our financing activities in fiscal year 2003 used cash of $56.3 million primarily related to the repurchase of our common stock, partially funded by proceeds from the exercise of common stock options and from our employee stock purchase plan. We spent $1.7 million and $63.1 million under our stock repurchase program in fiscal years 2004 and 2003, respectively. There have been no repurchases under this program since January 2004.

        On February 9, 2005, we announced that we have entered into a definitive merger agreement with Proxima Therapeutics, Inc. ("Proxima"), a Delaware Corporation and a privately-held medical device company established in 1995 to develop site-specific cancer treatment systems for malignant tumors. Proxima's lead product is the MammoSite® Radiation Therapy System (RTS) for treatment of breast cancer. Under the terms of the merger agreement, we will acquire all of the outstanding shares and options of Proxima in exchange for approximately $160 million in cash, plus a two-year earnout based on incremental sales growth in breast related products. The purchase price will be paid with our available cash. The transaction is expected to close by the end of the first quarter of 2005 and will be subject to the satisfaction of customary closing conditions and clearance under the Hart-Scott Rodino Antitrust Improvements Act.

  Long-Term Debt and Contractual Obligations

        On March 22, 2004, we completed the sale of $250 million aggregate principal amount of our 2.25% convertible notes due 2024. The convertible notes were sold to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds from the offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.3 million, net of debt issue costs of $7.7 million. The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004.

        Holders may require us to repurchase the notes on March 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the repurchase date. We may redeem any of the notes beginning March 20, 2009, by giving holders at least 30 days' notice. We may redeem the notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

        Our future contractual cash obligations as of December 31, 2004 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations (1)
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$60,234	$4,616	$4,745	$4,922	$4,649	$4,412	$36,890
Inventory purchase commitments	26,384	5,384	3,000	3,000	3,000	3,000	9,000
Long-term debt:
Principal (2)	250,000	—	—	—	—	250,000	—
Interest	25,313	5,625	5,625	5,625	5,625	2,813	—

Total contractual cash obligations	$361,931	$15,625	$13,370	$13,547	$13,274	$260,225	$45,890

(1)
The contractual obligations do not include any obligations that we have relating to our planned acquisition of Proxima Therapeutics, Inc.

(2)
Long-term debt relates to our $250 million aggregate principal amount of 2.25% convertible senior notes described above. The amounts in the table above include interest and principal payable assuming redemption at the earliest redemption date of March 15, 2009. These amounts assume that conversion of the notes into shares of our common stock does not occur.

        Our operating lease obligations relate primarily to our facilities, but also include certain automobiles and office equipment outside of the United States. These operating leases have expiration dates ranging from 2005 through 2018. In addition to operating leases, we have also entered into certain long term supply contracts with remaining terms of up to eight years to assure continuity of supply of certain key components and raw materials while maintaining high quality and reliability. In certain of these contracts, a minimum purchase commitment has been established. Our inventory purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

        We expect that our cash and cash equivalents, investment securities and cash flows from operating activities will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments and tax payments.

        However, from time to time, we review our capital structure and financing arrangements. As a result of these reviews, we may periodically explore alternatives to our current structure, including the refinancing of our existing debt securities, the issuance of additional debt securities and the emplacement of a credit facility. In addition, if we make future acquisitions, we may be required to seek additional capital.

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet financing arrangements apart from the operating leases described above.

Recent Accounting Pronouncements

        In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring that the dilutive effect of contingent convertible debt instruments ("CoCo's") be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This change in accounting principle became effective for periods ending after December 15, 2004 and, as required, has been applied on a retroactive basis, but had no impact on prior period dilutive earnings per share. As a result of this new rule, potential common shares for the year ended December 31, 2004 included the effect of approximately 8.4 million shares (representing 6.5 million weighted average shares for the period deemed outstanding) related to the assumed conversion of the $250 million 2.25% convertible notes issued in March 2004, regardless of whether any of the triggering contingencies had been satisfied. These accounting rules also require that net income be adjusted to eliminate the interest expense related to the contingent convertible notes, net of the tax effect. Inclusion of the CoCo's decreased our diluted earnings per share for fiscal year 2004 by $0.01 per share (see Notes 2(p) and 7 to the consolidated financial statements for further discussion).

        On November 24, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Such abnormal expenses must be recognized in the period in which they are incurred. In addition, SFAS No. 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements upon adoption.

        In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The FASB has delayed the application of the accounting provisions until 2005 but requires new disclosures for annual periods ending after June 15, 2004. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements upon adoption.

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual reporting period beginning after June 15, 2005. We expect to adopt SFAS No. 123R on July 1, 2005, using the standard's modified prospective application method. Adoption of SFAS No. 123R will not affect our cash flows or financial position, but it will reduce reported income and earnings per share because we will be required to recognize compensation expense for share purchase rights granted under our employee stock option and employee stock purchase plans, whereas we have not been required to record such expense under current accounting rules. Under SFAS No. 123R, we will recognize compensation expense for our share purchase rights over the vesting period, which is generally four years following the grant date. Had we expensed employee stock options and employee share purchase rights under SFAS No. 123 for the year ended December 31, 2004, net income and diluted earnings per share would have been reduced by $39.7 million and $0.34 per share, respectively (see Note 2(q) in the notes to the consolidated financial statements included in this Annual Report on Form 10-K). As share purchase rights are determined each year, the impact to our financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty. However, the fair value of stock option awards disclosed in the footnotes to the financial statements, but not included in compensation expense, over the last three fiscal years ranged from $7.50 to $11.49 per share. Under SFAS No. 123R, the fair value would be amortized into compensation expense over the vesting period of the stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.    We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. All of our investments are in investment-grade commercial paper, corporate bonds, municipal bonds and U.S.

Government and agency securities that are carried at fair value on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

        Primary Market Risk Exposures.    Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents and investment securities is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our business outside the United States is conducted primarily in local currencies, except in Costa Rica, where the majority of business is conducted in the U.S. dollar. We have no foreign exchange contracts, option contracts, or other foreign hedging arrangements. We estimate that any market risk associated with our foreign operations is not significant and is unlikely to have a material adverse effect on our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

        The information required by this item may be found on pages F-1 through F-31 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

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

        Changes in Internal Control.    During the fourth quarter of fiscal year 2004, there have been no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

        Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of and conclusion on the effectiveness of our internal control over financial reporting did not include the internal control over financial reporting at Cytyc Surgical Products (formerly Novacept), which was acquired on March 24, 2004. The financial statements of Cytyc Surgical Products, excluding goodwill and other intangible assets recorded as part of the acquisition, reflect 6% and 16% of our consolidated total assets and revenues, respectively, as of and for the year ended December 31, 2004. Based on our evaluation under the framework in "Internal Control—Integrated Framework", our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management's assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004, is included in this Item 9A under the heading "Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Cytyc Corporation
Marlborough, Massachusetts

        We have audited management's assessment, included in the Management's Report on Internal Control over Financial Reporting included in Item 9A of Form 10-K, that Cytyc Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Cytyc Surgical Products, which was acquired on March 24, 2004 and whose financial statements, excluding goodwill and other intangible assets recorded as part of the acquisition, reflect total assets and revenues constituting 6% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Cytyc Surgical Products. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 15, 2005 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Boston, Massachusetts
February 15, 2005

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required under this item may be found under "Executive Officers of Cytyc Corporation" in Part I, Item 1—"Business" of this Annual Report on Form 10-K, as well as under the sections captioned "Election of Directors", "Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance of Our Company" in our Proxy Statement (the "2005 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004, and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required under this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2005 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

        In May 2004, our stockholders approved the Cytyc Corporation 2004 Omnibus Stock Plan (the "2004 Omnibus Plan"), which is our primary stock plan and provides for the issuance of up to 12,250,000 shares of our common stock, no more than 8,200,000 of which shares may be issued as awards other than stock options or stock appreciation rights. The 2004 Omnibus Plan provides for grant of various incentives, including stock options and other stock-based awards. Prior to the approval of the 2004 Omnibus Plan, we had various employee and director equity compensation plans, including the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan, the 2001 Non-Employee Director Stock Plan and the 1989 Stock Plan. No further options or awards may be issued under these plans. The 1995 Stock Plan, which was our primary stock plan, provided for the grant of various incentives, including stock options and other stock awards. The aggregate number of shares of common stock that could be issued pursuant to the 1995 Stock Plan was 6,000,000 plus, effective as of January 1, 1997 and each year thereafter, the excess, if any, of (i) five percent of the total number of shares of common stock issued and outstanding as of December 31 of the preceding year or then reserved for issuance upon the exercise or conversion of outstanding options, warrants or convertible securities, over (ii) the number of shares then remaining reserved and available for grant under the 1995 Stock Plan, subject to certain adjustments.

        All of our equity compensation plans have been approved by our stockholders. We do not have any warrants or stock appreciation rights outstanding under our equity compensation plans. The following table summarizes information about our equity compensation plans at December 31, 2004:

Number of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Shares Available for Future Issuance
18,507,034	$17.61	10,983,875

        Additional information required under this item may be found under the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required under this item may be found under the caption "Certain Relationships and Related Transactions" in the 2005 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        The information required under this item may be found under the caption "Audit Fees" and "Pre-Approval of Services by the Independent Auditor" in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

  (a)
  (1)  Consolidated Financial Statements.

          For a list of the consolidated financial information included herein, see Index on page F-1.

  (a)
  (2)  Financial Statement Schedules.

          All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

  (a)
  (3)  List of Exhibits.

          The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
2.1(9)	Agreement and Plan of Merger, dated October 17, 2001, by and among Cytyc Corporation, Pro Duct Health, Inc., and Cytyc Health Corporation.
2.2(10)	Amendment to Agreement and Plan of Merger, dated as of November 30, 2001, by and among Cytyc Corporation, Pro Duct Health Inc., and Cytyc Health Corporation.
2.3(11)	Agreement and Plan of Merger, dated as of February 19, 2002, by and among Cytyc Corporation, Digene Corporation, and Cruiser, Inc.
2.4(21)	Agreement and Plan of Merger, dated March 1, 2004, by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.
2.5(22)	Amendment No. 1, dated March 22, 2004, to the Agreement and Plan of Merger by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.
3.1(2)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.
3.2(2)	Amended and Restated By-Laws of Cytyc Corporation.
3.3(7)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
4.1(1)	Specimen certificate representing the Common Stock.
4.2(3)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the "Rights Agreement") which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.4(20)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.
4.5(18)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.
4.6(23)	Indenture, dated as of March 22, 2004, between Cytyc Corporation and U.S. Bank Trust National Association, including the form of Note.
4.7(24)	Registration Rights Agreement, dated as of March 22, 2004, among Cytyc Corporation and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Piper Jaffray & Co.

4.8(25)	Senior Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.
4.9(26)	Subordinated Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.
10.1(1)*	1988 Stock Plan.
10.2(1)*	1989 Stock Plan.
10.3(1)*	1995 Stock Plan.
10.4(8)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.
10.5(12)*	1995 Employee Stock Purchase Plan, as amended.
10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.
10.7(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.
10.8(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.
10.9(13)*	2001 Non-Employee Director Stock Plan.
10.10(14)*	Pro Duct Health, Inc. 1998 Stock Plan.
10.11(15)#	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002.
10.12(15)#	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.
10.13(16)#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003.
10.14(17)*	Amended and Restated Director Compensation Method Plan.
10.15(19)*	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.
10.16(27)##	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.
10.17(28)*	Cytyc Corporation 2004 Omnibus Stock Plan.
10.18(29)*	Cytyc Corporation 2004 Employee Stock Purchase Plan.
10.19(30)*	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers.
10.20(31)*	Form of Incentive Stock Option Agreement for Executive Officers.
10.21(32)*	Form of Nonqualified Stock Option Agreement for Executive Officers.
10.22(33)*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors.
10.23(34)##	Master Agreement, dated October 15, 2004, between Cytyc Corporation and Laboratory Corporation of America.
10.24(20)	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.
10.25**	Summary of Director Compensation.

21.1**	List of Our Subsidiaries.
23.1**	Consent of Deloitte & Touche LLP.
23.2**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (see signature page hereto).
31.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Timothy M. Adams, Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Timothy M. Adams, Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(18)
Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(19)
Incorporated herein by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(20)
Incorporated herein by reference to Exhibits to our Annual Report on Form 10-K, filed January 30, 2004.

(21)
Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed March 5, 2004.

(22)
Incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K/A, filed April 27, 2004.

(23)
Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-116237).

(24)
Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-116237).

(25)
Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-120013).

(26)
Incorporated herein by reference to Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-120013).

(27)
Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 6, 2004.

(28)
Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (File No. 333-117812)

(29)
Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-117812)

(30)
Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(31)
Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(32)
Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(33)
Incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(34)
Incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

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

CYTYC CORPORATION
Date: February 15, 2005	By:	/s/ PATRICK J. SULLIVAN Patrick J. Sullivan Chief Executive Officer and President

POWER OF ATTORNEY AND SIGNATURES

        We, the undersigned officers and directors of Cytyc Corporation, hereby severally constitute and appoint Patrick J. Sullivan and Timothy M. Adams, and each of them singly, our true and lawful attorneys, with full power to both of them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K and generally to do all things in our names and on our behalf in such capacities to enable Cytyc Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ PATRICK J. SULLIVAN Patrick J. Sullivan	Chief Executive Officer (Principal Executive Officer), President, and Chairman of the Board of Directors	February 15, 2005
/s/ TIMOTHY M. ADAMS Timothy M. Adams	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2005
/s/ WALTER E. BOOMER Walter E. Boomer	Director	February 15, 2005
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	February 15, 2005

/s/ BROCK HATTOX Brock Hattox	Director	February 15, 2005
/s/ DANIEL LEVANGIE Daniel Levangie	Executive Vice President, Director	February 15, 2005
/s/ JOSEPH B. MARTIN, M.D., PH.D. Joseph B. Martin, M.D., Ph.D.	Director	February 15, 2005
/s/ WILLIAM MCDANIEL William McDaniel	Vice Chairman of the Board of Directors	February 15, 2005
/s/ MARLA PERSKY Marla Persky	Director	February 15, 2005
/s/ WAYNE WILSON Wayne Wilson	Director	February 15, 2005

CYTYC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
Cytyc Corporation
Marlborough, Massachusetts

        We have audited the accompanying consolidated balance sheets of Cytyc Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cytyc Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP

Boston, Massachusetts
February 15, 2005

CYTYC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$148,727	$71,597
Investment securities	83,568	106,300
Accounts receivable, net of allowance of $1,152 and $1,744 at December 31, 2004 and 2003, respectively	63,636	42,070
Inventories	17,310	12,991
Deferred tax assets, net	3,737	2,730
Prepaid expenses and other current assets	3,812	2,129

Total current assets	320,790	237,817

Property and equipment, net	91,512	45,443

Intangible assets:
Patents and developed technology, net of accumulated amortization of $6,423 and $3,281 at December 31, 2004 and 2003, respectively	96,708	16,149
Goodwill	292,200	91,097

Total intangible assets	388,908	107,246

Other assets, net	8,140	394

Total assets	$809,350	$390,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,285	$8,364
Accrued expenses	30,029	23,141
Deferred revenue	2,271	1,415

Total current liabilities	42,585	32,920

Deferred tax liabilities, net	29,142	4,221
Long-term debt and other non-current liabilities	250,178	128
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value—
Authorized—5,000,000 shares
No shares issued or outstanding	—	—
Common stock, $0.01 par value—
Authorized—200,000,000 shares
Issued—128,707,272 and 124,725,579 in 2004 and 2003, respectively
Outstanding—113,428,233 and 109,581,540 in 2004 and 2003, respectively	1,287	1,247
Additional paid-in capital	467,265	405,828
Treasury stock, at cost: 15,279,039 and 15,144,039 shares in 2004 and 2003, respectively	(157,447)	(155,767)
Accumulated other comprehensive income	3,108	2,679
Retained earnings	173,232	99,644

Total stockholders' equity	487,445	353,631

Total liabilities and stockholders' equity	$809,350	$390,900

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net sales	$393,593	$303,060	$236,493
Cost of sales	82,523	57,420	48,622

Gross profit	311,070	245,640	187,871

Operating expenses:
Research and development	20,820	14,724	14,524
In-process research and development	19,100	—	—
Sales and marketing	102,011	79,547	69,971
General and administrative	35,274	28,008	23,125
Expenses related to terminated merger	—	—	5,705

Total operating expenses	177,205	122,279	113,325

Income from operations	133,865	123,361	74,546

Other (expense) income, net:
Interest income	2,418	2,425	3,505
Interest expense	(5,376)	—	—
Other	(510)	197	(794)

Total other (expense) income, net	(3,468)	2,622	2,711

Income before provision for income taxes	130,397	125,983	77,257
Provision for income taxes	56,809	49,763	29,363

Net income	$73,588	$76,220	$47,894

Net income per common and potential common share:
Basic	$0.66	$0.69	$0.40

Diluted	$0.63	$0.68	$0.39

Weighted average common and potential common shares outstanding:
Basic	111,148	110,983	120,114
Diluted	121,922	112,807	122,782

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

		Common Stock					Accumulated Other Compre- hensive Income(Loss)
	Compre- hensive Income	Number of Shares	Value	Additional Paid-in Capital	Treasury Stock	Deferred Compen- sation		Retained (Deficit) Earnings	Total Stockholders' Equity
Balance, January 1, 2002		121,355,344	$1,214	$376,092	$—	$(999)	$(1,529)	$(24,470)	$350,308
Exercise of common stock options	—	1,696,817	17	9,735	—	—	—	—	9,752
Issuance of shares under employee stock purchase plan	—	108,411	1	1,166	—	—	—	—	1,167
Issuance of shares under directors' and executive stock plans	—	18,483	—	306	—	—	—	—	306
Repurchase of 9,623,677 shares of common stock	—	—	—	—	(92,717)	—	—	—	(92,717)
Stock-based compensation to consultant and related amortization	—	—	—	281	—	(198)	—	—	83
Amortization of and adjustments to deferred compensation for Pro Duct stock options	—	—	—	(615)	—	957	—	—	342
Tax benefit from stock options exercised	—	—	—	5,288	—	—	—	—	5,288
Comprehensive income—
Net income	$47,894	—	—	—	—	—	—	47,894	47,894
Other comprehensive income net—
Unrealized gain on securities	141	—	—	—	—	—	141	—	141
Translation adjustments	2,164	—	—	—	—	—	2,164	—	2,164

Comprehensive income	$50,199	—	—	—	—	—	—	—	—

Balance, December 31, 2002		123,179,055	1,232	392,253	(92,717)	(240)	776	23,424	324,728
Exercise of common stock options	—	1,340,984	13	5,558	—	—	—	—	5,571
Issuance of shares under employee stock purchase plan	—	137,018	2	1,193	—	—	—	—	1,195
Issuance of shares under directors' and executive stock plans	—	68,522	—	887	—	—	—	—	887
Repurchase of 5,520,362 shares of common stock	—	—	—	—	(63,050)	—	—	—	(63,050)
Stock-based compensation to consultant and related amortization	—	—	—	(78)	—	198	—	—	120
Amortization of and adjustments to deferred compensation for Pro Duct stock options	—	—	—	(18)	—	42	—	—	24
Tax benefit from stock options exercised	—	—	—	6,033	—	—	—	—	6,033
Comprehensive income—
Net income	$76,220	—	—	—	—	—	—	76,220	76,220
Other comprehensive income, net—
Unrealized loss on securities	(188)	—	—	—	—	—	(188)	—	(188)
Translation adjustments	2,091	—	—	—	—	—	2,091	—	2,091

Comprehensive income	$78,123	—	—	—	—	—	—	—	—

Balance, December 31, 2003		124,725,579	1,247	405,828	(155,767)	—	2,679	99,644	353,631
Exercise of common stock options	—	3,832,697	39	46,074	—	—	—	—	46,113
Issuance of shares under employee stock purchase plan	—	128,687	1	1,915	—	—	—	—	1,916
Issuance of shares under directors' and executive stock plans	—	20,309	—	309	—	—	—	—	309
Repurchase of 135,000 shares of common stock	—				(1,680)	—	—	—	(1,680)
Tax benefit from stock options exercised	—	—	—	13,139	—	—	—	—	13,139
Comprehensive income—
Net income	$73,588	—	—	—	—	—	—	73,588	73,588
Other comprehensive income, net—
Unrealized loss on securities	(322)	—	—	—	—	—	(322)	—	(322)
Translation adjustments	751	—	—	—	—	—	751	—	751

Comprehensive income	$74,017	—	—	—	—	—	—	—	—

Balance, December 31, 2004		128,707,272	$1,287	$467,265	$(157,447)	$—	$3,108	$173,232	$487,445

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$73,588	$76,220	$47,894
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,412	8,747	7,717
Provision for doubtful accounts	(399)	(242)	468
Amortization of warrant	—	—	1,205
Acquired in-process research and development	19,100	—	—
Amortization of deferred financing costs	1,157	—	—
Compensation expense related to issuance of stock to directors, executives and non- employee awards	309	1,007	389
Compensation expense related to stock options assumed in acquisition	—	24	342
Change in deferred income taxes	22,750	8,085	15,142
Changes in assets and liabilities, excluding effects of acquisition—
Accounts receivable	(13,785)	(6,695)	17,613
Inventories	4,485	(1,771)	(340)
Prepaid expenses and other current assets	(1,242)	(42)	(558)
Accounts payable	(4,469)	1,131	(3,125)
Accrued expenses	5,787	(3,768)	4,711
Deferred revenue	793	(1,381)	1,263
Tax benefit from exercise of stock options	13,139	6,033	5,288

Net cash provided by operating activities	137,625	87,348	98,009

Cash flows from investing activities:
Acquisition of Novacept, net of cash acquired	(309,330)	—	—
(Increase) decrease in other assets	(1,051)	4,189	3,517
Purchases of property and equipment	(32,753)	(12,312)	(6,657)
Increase in equipment under customer usage agreements	(28,501)	(10,906)	(3,679)
Purchases of investment securities	(78,558)	(140,023)	(156,469)
Proceeds from sale of investment securities	100,968	158,071	113,431

Net cash used in investing activities	(349,225)	(981)	(49,857)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	242,284	—	—
Proceeds from exercise of stock options	46,113	5,571	9,752
Proceeds from issuance of shares under employee stock purchase plan	1,916	1,195	1,167
Purchase of treasury shares	(1,680)	(63,050)	(92,717)

Net cash provided by (used in) financing activities	288,633	(56,284)	(81,798)

Effect of exchange rate changes on cash	97	2,263	969

Net increase (decrease) in cash and cash equivalents	77,130	32,346	(32,677)
Cash and cash equivalents, beginning of year	71,597	39,251	71,928

Cash and cash equivalents, end of year	$148,727	$71,597	$39,251

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,233	$41,749	$3,542

Cash paid for interest	$2,703	$—	$—

Supplemental disclosure of non-cash items:
Unrealized holding (loss) gain on investment securities	$(322)	$(188)	$141

Issuance of shares under director's and executive stock plans	$309	$887	$306

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(1)   The Company

        Cytyc Corporation and subsidiaries (the "Company") design, develop and manufacture innovative and clinically effective products. Cytyc products cover a range of women's health applications, including cervical cancer screening, breast cancer risk assessment, and treatment of excessive menstrual bleeding. The Company has two principal product lines: the ThinPrep® System and the NovaSure® System.

        The ThinPrep System is an automated system for the preparation and screening of cervical specimens and non-gynecological samples on microscope slides. The ThinPrep System consists of the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies, such as the ThinPrep Pap Test and the Company's proprietary ThinPrep PreservCyt® Solution. The ThinPrep System also provides the platform from which the Company launched its expansion into breast cancer risk assessment with the FirstCyte® Breast Test.

        In March 2004, the Company acquired Novacept (see Note 4), which was renamed Cytyc Surgical Products and is now a wholly-owned subsidiary of Cytyc Corporation. Cytyc Surgical Products manufactures and markets the NovaSure System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding.

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

  (b)    Foreign Currency Translation

        The accounts of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. The Company has determined that the functional currency of its subsidiaries should be their local currencies, with the exception of its subsidiary in Costa Rica, whose functional currency is the US dollar. For all except the Costa Rica subsidiary, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. As a result, gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains or losses are recorded immediately to income. The Company had realized and unrealized net foreign currency transaction gains (losses) of approximately $64,000, $52,000 and $(847,000) in 2004, 2003 and 2002, respectively.

  (c)    Financial Instruments

        The estimated fair market values of the Company's financial instruments, which include marketable securities, accounts receivable and accounts payable, approximate their carrying values due to the short-term nature of these instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, investment securities and accounts receivable. The Company places its investments in highly rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. As of December 31, 2004 and 2003, the accounts receivable balance from one customer represented approximately 13% and 15% of the Company's accounts receivable. No other customers had accounts receivable balances representing more than 10% of accounts receivable as of December 31, 2004 and 2003.

  (d)    Dependence on Single Source Suppliers

        Certain key components of the ThinPrep System, ThinPrep Imaging System and NovaSure System, including the proprietary filter material used in the ThinPrep System, are currently provided to the Company by single sources. In the event that the Company is unable to obtain sufficient quantities of such components that meet the Company's quality and technical requirements on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis, which would have a material adverse effect on the Company's business, consolidated financial position and results of operations.

  (e)    Cash and Cash Equivalents

        Cash equivalents consist of money market mutual funds, commercial paper, corporate bonds, municipal bonds and U.S. Government securities with original maturities, at date of purchase, of three months or less.

  (f)    Investment Securities

        The Company follows the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investment securities as available-for-sale and records them at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders' equity (see Note 2 (r)).

        At December 31, 2004, the Company's available-for-sale debt securities had contractual maturities that expire at various dates through July 2006. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. At December 31, 2004 and 2003, the amortized cost basis, aggregate fair value, gross unrealized holding gains and losses and average months to maturity by major security type are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
December 31, 2004
Municipal Bonds (average maturity of 8.6 months)	$59,590	$1	$(168)	$59,423
U.S. Government and Agency securities (average maturity of 4.9 months)	14,153	14	(33)	14,134
Corporate Bonds (average maturity of 6.0 months)	9,788	—	(27)	9,761
Commercial Paper (average maturity of 1.5 months)	250	—	—	250

	$83,781	$15	$(228)	$83,568

December 31, 2003
Municipal Bonds (average maturity of 13.3 months)	$38,754	$23	$(2)	$38,775
U.S. Government and Agency securities (average maturity of 8.3 months)	37,265	25	(5)	37,285
Corporate Bonds (average maturity of 6.8 months)	28,175	76	(8)	28,243
Commercial Paper (average maturity of 1.7 months)	1,997	—	—	1,997

	$106,191	$124	$(15)	$106,300

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

  (i)    Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization by charges to operations, on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Equipment	3-7 Years
Equipment under customer-usage agreements	Contract term
Furniture, fixtures and computer equipment	2-10 Years
Building	40 Years
Leasehold improvements	Lesser of life or lease term

        The Company offers usage agreements to its customers whereby the Company installs its equipment (for example, a ThinPrep Processor or a ThinPrep Imaging System) at customer sites and customers commit to purchasing minimum quantities of disposable supplies over a defined contract term. Under these arrangements, the equipment remains the Company's property and the cost of the equipment is depreciated to cost of sales over the respective terms of the customer arrangements, which are generally between three and five years.

  (j)    Intangible Assets

        Goodwill and intangible assets with indefinite lives are not amortized but, instead, are measured for impairment at least annually, or whenever events indicate that there may be an impairment. Other identifiable intangible assets are amortized over their estimated useful lives and reviewed for impairment if circumstances warrant.

        The Company has selected July in which to perform its annual evaluation of goodwill for impairment. As of July 31, 2004 and 2003, it was determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. There were no indicators of impairment subsequent to this annual review to require further assessment. The Company's other intangible assets, patents and developed technology, are being amortized over their estimated useful lives, which range from 13 years to 25 years. Impairment of these other intangible assets is determined as described in Note 2(k).

        Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

Amount
(in thousands)
2005	$6,584
2006	8,506
2007	10,816
2008	12,671
2009	12,631
Thereafter	45,500

Total	$96,708

        The following table summarizes the Company's intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
December 31, 2004
Patents and developed technology	$103,131	$6,423	$96,708
Goodwill	292,200	—	292,200

	$395,331	$6,423	$388,908

December 31, 2003
Patents and developed technology	$19,430	$3,281	$16,149
Goodwill	91,097	—	91,097

	$110,527	$3,281	$107,246

  (k)    Long-lived Assets

        The Company accounts for impairments of long-lived assets subject to amortization using SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) subsequently measure an impairment loss as the difference between the carrying amount and fair value of the asset.

  (l)    Product Warranty Obligation

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

  (m)    Revenue Recognition

        The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Revenues for contracts which contain multiple deliverables are allocated among the separate units based upon their relative fair values. The Company generally recognizes revenue on product sales upon shipment or upon delivery, depending on the shipping terms of the transaction and when delivery is deemed to have occurred. Provisions for estimated discounts and rebates are recorded as a reduction of net sales in the same period revenue is recognized. For equipment sales where the Company is obligated to perform installation or training that is deemed critical to the functionality of the processor, revenue is deferred until after installation or training has occurred.

        The Company also sells disposable supplies (generally ThinPrep Pap Tests) under use-plan agreements. Under use-plan agreements, the Company installs its equipment, either a ThinPrep Processor or a ThinPrep Imaging System, at customer sites and customers commit to purchasing minimum quantities of disposable supplies at a stated price (generally including a usage fee for the equipment) over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the use-plan agreement as disposable supplies are delivered. Accordingly, no revenue is recognized upon delivery of the equipment.

        Revenues from sales of service contracts are deferred and recognized ratably over the service period. The Company also rents processors to customers. Revenues from rental agreements are recorded over the terms of the rental agreements.

  (n)    Research and Development Costs

        The Company charges research and development costs to operations as incurred.

  (o)    Income Taxes

        The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect when these differences reverse. A valuation allowance is provided to the extent realization of tax assets is not considered likely.

  (p)    Net Income Per Common Share

        The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires companies to report both basic and diluted per share data, for all periods for which a statement of operations is presented. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and convertible debt. Potential common shares for outstanding stock options are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the stock options.

        In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring that the dilutive effect of contingent convertible debt instruments ("CoCo's") be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This change in accounting principle became effective for periods ending after December 15, 2004 and, as required, has been applied on a retroactive basis, but had no impact on prior period dilutive earnings per share. As a result of this new rule, potential common shares for the year ended December 31, 2004 included the effect of approximately 8.4 million shares (representing 6.5 million weighted average shares for the period deemed outstanding) related to the assumed conversion of the $250 million 2.25% convertible notes issued in March 2004, regardless of whether any of the triggering contingencies had been satisfied (see Note 7). These accounting rules also require that net income be adjusted to eliminate the interest expense related to the contingent convertible notes, net of the tax effect. Inclusion of the CoCo's decreased the Company's diluted earnings per share for fiscal year 2004 by $0.01 per share. The following table provides a reconciliation of the net income and weighted average common shares used in calculating basic and diluted net income per share for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Numerator:
Net income, as reported, for basic earnings per share	$73,588	$76,220	$47,894
Interest expense, net of tax	3,333	—	—

Net income, as adjusted, for diluted earnings per share	$76,921	$76,220	$47,894

Denominator:
Basic weighted average common shares outstanding	111,148	110,983	120,114
Dilutive effect of assumed exercise of stock options	4,267	1,824	2,668
Dilutive effect of assumed conversion of convertible debt	6,507	—	—

Weighted average common shares outstanding assuming dilution	121,922	112,807	122,782

Basic income per common share	$0.66	$0.69	$0.40

Diluted income per common and potential common share	$0.63	$0.68	$0.39

        Diluted weighted average shares outstanding excludes 4,219,596, 11,812,217 and 11,700,422 potential common shares from stock options outstanding for the years ended December 31, 2004, 2003 and 2002, respectively, because the exercise prices of such stock options were higher than the average closing price of the Company's common stock as quoted on The NASDAQ National Market during the periods mentioned and, accordingly, their effect would be anti-dilutive.

  (q)    Stock-Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company has elected to continue to use the intrinsic value-based method to account for employee stock option awards under the provisions of APB Opinion No. 25 and provides disclosures based on the fair value method in the notes to the financial statements (see Note 9) as permitted by SFAS No. 123. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

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

	December 31
	2004	2003	2002
	(in thousands, except per share amounts)
Net income, as reported	$73,588	$76,220	$47,894
Assumed stock compensation cost, net of tax	(39,716)	(43,802)	(54,240)

Pro forma net income (loss)	$33,872	$32,418	$(6,346)

Net income (loss) per common and potential common share:
Basic—as reported	$0.66	$0.69	$0.40

Basic—pro forma	$0.30	$0.29	$(0.05)

Diluted—as reported	$0.63	$0.68	$0.39

Diluted—pro forma	$0.29	$0.29	$(0.05)

        The weighted average fair market value of the stock options as of the date of grant for the years ended December 31, 2004, 2003 and 2002, was $10.76, $7.50 and $11.49, respectively.

        The underlying assumptions used in the Black-Scholes model are as follows:

	December 31,
	2004	2003	2002
Risk-free interest rate	2.84%	2.64%	3.81%
Expected dividend yield	—	—	—
Expected lives	3.49	4.00	5.00
Expected volatility.	69%	84%	92%

  (r)    Comprehensive Income

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

        The components of accumulated other comprehensive income (loss) are as follows:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of January 1, 2002	$(1,642)	$113	$(1,529)
Comprehensive income changes during year, net of tax	2,164	141	2,305

Balance as of December 31, 2002	522	254	776
Comprehensive income changes during year, net of tax	2,091	(188)	1,903

Balance as of December 31, 2003	2,613	66	2,679
Comprehensive income changes during year, net of tax	751	(322)	429

Balance as of December 31, 2004	$3,364	$(256)	$3,108

  (s)    Segment and Enterprise-Wide Reporting

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise, as defined. The Company operates its business in two operating segments, which are aggregated into one reportable segment—the manufacture and sale of device-based medical products. These two operating segments are described below:

        Diagnostic Products—This segment develops and markets the ThinPrep System for use in diagnostic cytology testing applications primarily focused on women's health. The ThinPrep System is widely used for cervical cancer screening and is the platform from which the Company launched its expansion into breast cancer risk assessment with the FirstCyte Breast Test. The ThinPrep System consists of the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies such as the ThinPrep Pap Test and the Company's proprietary ThinPrep PreservCyt solution.

        Surgical Products—Following the acquisition of Novacept on March 24, 2004, this segment provides the NovaSure System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. The NovaSure System allows physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding to normal levels. The NovaSure System consists of a single-use disposable device and a controller that delivers radio frequency energy to the uterus.

        Each of the Company's operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies and regulatory environments. Net sales by operating segment are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Diagnostic products	$330,011	$303,060	$236,493
Surgical products	63,582	—	—

	$393,593	$303,060	$236,493

        SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and significant customers. Substantially all of the Company's assets are located within the United States. During 2004, 2003 and 2002, the Company derived its sales from the following geographies (as a percentage of net sales):

	Year Ended December 31,
	2004	2003	2002
United States	89%	90%	92%
Rest of World	11%	10%	8%

	100%	100%	100%

        In 2004, sales to one customer represented approximately 17% of net sales. In 2003, sales to two customers represented approximately 22% and 10%, respectively, of net sales. In 2002, sales to two customers represented approximately 20% and 13%, respectively, of net sales. No other customers represented 10% or more of the Company's net sales during these periods.

  (t)    Recent Accounting Pronouncements

        On November 24, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Such abnormal expenses must be recognized in the period in which they are incurred. In addition, SFAS No. 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the adoption of this new accounting pronouncement to have a material impact on the Company's financial statements upon adoption.

        In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The FASB has delayed the application of the accounting provisions until 2005 but requires new disclosures for annual periods ending after June 15, 2004. Management does not expect the adoption of this new accounting pronouncement to have a material impact on the Company's financial statements upon adoption.

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on July 1, 2005, using the standard's modified prospective application method. Adoption of SFAS No. 123R will not affect the Company's cash flows or financial position, but it will reduce reported income and earnings per share because the Company will be required to recognize compensation expense for share purchase rights granted under its employee stock option and employee stock purchase plans, whereas the Company has not been required to record such expense under current accounting rules. Under SFAS No. 123R, the Company will recognize compensation expense for the fair value of its share purchase rights over the vesting period, which is generally four years following the grant date. The weighted average fair value of stock options granted by the Company in each of the last three fiscal years, as disclosed in the footnotes to the financial statements but not included in compensation expense, ranged from $7.50 to $11.49 per share. Had the Company expensed its employee stock options and employee share purchase rights under SFAS No. 123 for the year ended December 31, 2004, net income and diluted earnings per share would have been reduced by $39.7 million and $0.34 per share, respectively (see Note 2(q) in the notes to the consolidated financial statements included in this Annual Report on Form 10-K). As share purchase rights are determined each year, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

  (u)    Reclassifications

        Amounts for equipment under customer usage agreements previously classified as other assets as of December 31, 2003 totaling $8.1 million have been reclassified to property and equipment to conform to the current year's presentation (see Note 2(i)). In addition, manufacturing costs totaling $4.8 million associated with the construction of ThinPrep Imaging System equipment, which are primarily placed at customer sites under usage agreements, have been reclassified as of December 31, 2003 from inventories to property and equipment to conform to the current year's presentation.

(3)   Other Balance Sheet Information

        Components of selected captions in the consolidated balance sheets at December 31 consisted of:

	2004	2003
	(in thousands)
Inventories
Raw materials and work-in-process	$9,853	$6,603
Finished goods	7,457	6,388

	$17,310	$12,991

Property and Equipment
Equipment	$31,354	$20,441
Equipment under customer usage agreements	42,380	13,015
Furniture, fixtures and computer equipment	19,781	16,521
Building	8,581	4,823
Leasehold improvements	9,146	8,066
Land	579	579
Construction-in-process	25,599	13,816

	137,420	77,261
Less—accumulated depreciation and amortization	45,908	31,818

	$91,512	$45,443

Accrued Expenses
Accrued compensation	$16,764	$13,160
Accrued sales and marketing	3,158	3,166
Accrued taxes	2,444	1,742
Accrued royalties	1,757	1,581
Other accruals	5,906	3,492

	$30,029	$23,141

        Changes in the product warranty obligations, included in accrued expenses, for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Balance, beginning of year	$925	$1,923
New warranties	409	186
Payments	(1,055)	(1,184)
Adjustments	118	—

Balance, end of year	$397	$925

(4)   Acquisition Activity

  (a)    Acquisition of Novacept.

        On March 24, 2004, Cytyc acquired Novacept, a privately held California corporation, in a non-taxable transaction through the merger (the "Merger") of a newly formed, wholly-owned subsidiary of Cytyc with and into Novacept. As a result of the Merger, all of Novacept's issued and outstanding capital stock immediately prior to the Merger was automatically converted into the right to receive an aggregate of approximately $321.4 million in cash. To satisfy certain claims as provided in the Merger Agreement, $27.5 million of the purchase price was placed in escrow.

        Novacept, renamed Cytyc Surgical Products following the acquisition, manufactures and markets the NovaSure® System, an endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. The acquisition of Novacept is intended to build on Cytyc's reputation and leadership position in providing innovative medical technologies for women's health, significantly increase Cytyc's sales and marketing resources to obstetrics and gynecology physicians and thereby increase the Company's competitive position for both the ThinPrep® and NovaSure product lines, leverage the Company's international infrastructure, and provide a strong and diversified financial growth trajectory. The purchase price was supported by estimates of future revenue and earnings of Novacept, as well as the value of sales force and other projected synergies.

        The aggregate purchase price for Novacept was approximately $325.8 million, of which $321.4 million represented cash payable to Novacept shareholders and $4.4 million represented acquisition-related fees and expenses. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of operations of Novacept have been included in the accompanying consolidated statement of operations from the date of the acquisition. In accordance with SFAS No. 141, the total purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on management's estimates of current fair values. The goodwill and other intangible assets resulting from the acquisition will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets.

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

        Of the total purchase price, the Company also allocated approximately $83.7 million to patents and developed technology, which is being amortized using the cash flow method over a period of 15 years and relates to the NovaSure System. Under the cash flow method, amortization is calculated and recognized based upon the Company's estimated net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are consumed in accordance with SFAS No. 142.

  Goodwill

        The excess of the purchase price over the fair value of tangible and identifiable intangible net assets of approximately $201.1 million was allocated to goodwill, which is non-deductible for tax purposes. In accordance with SFAS No. 142, this amount will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test.

  Purchase Price Allocation

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition, for an aggregate purchase price of approximately $325.8 million including acquisition costs.

Amount
(in thousands)
Current assets	$27,418
Property and equipment	2,556
Patents and developed technology	83,700
Goodwill	201,102
Net deferred tax asset—long-term	1,007
Other assets	121
Current liabilities	(9,179)
In-process research and development	19,100

$325,825

  Pro Forma results

        The following unaudited pro forma financial information presents the combined results of operations of Cytyc and Novacept as if the acquisition had occurred as of the beginning of the periods presented. Both periods include pro forma adjustments to reflect interest costs related to the convertible notes offering (see Note 7) and diluted earnings per share has been adjusted to reflect the effect of approximately 8.4 million shares (representing 6.5 million weighted average shares for the period deemed outstanding) related to the assumed conversion of the $250 million 2.25% convertible notes issued in March 2004 (see Note 2(p)). The pro forma results for fiscal year 2004 include $5.6 million of transaction fees and expenses incurred by Novacept related to the Merger, but exclude $19.1 million of in-process research and development costs. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

        Pro forma results were as follows:

	2004	2003
	(in thousands, except per share amounts)
Net sales	$405,692	$366,029
Net income	$88,162	$67,091
Net income per common share:
Basic	$0.78	$0.60

Diluted	$0.73	$0.59

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

(5)   Allowance for Doubtful Accounts

        A summary of the allowance for doubtful accounts activity is as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Balance, beginning of year	$1,744	$2,103	$1,987
Amounts provided	(399)	(242)	468
Amounts written off	(193)	(117)	(352)

Balance, end of year	$1,152	$1,744	$2,103

(6)   Income Taxes

        The components of the Company's provision for income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$28,951	$37,202	$509
Foreign	218	401	44
State	4,890	4,075	3,370

	34,059	41,678	3,923

Deferred:
Federal	22,067	7,640	24,241
State	683	445	1,199

	22,750	8,085	25,440

Total provision for income taxes	$56,809	$49,763	$29,363

        A reconciliation of the federal statutory rate to the Company's effective income tax rate is as follows:

	December 31,
	2004	2003	2002
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Research and development credits	—	—	(0.3)
Research and development write-off related to Novacept acquisition	5.1	—	—
State tax provision, net of federal benefit	2.8	2.3	3.8
Other	0.7	2.2	(0.5)

Effective tax rate	43.6%	39.5%	38.0%

        The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$16,573	$—
Research and development and other tax credit carryforwards	3,527	1,924
Capitalized research and development expenses	54	305
Amortization of acquisition-related charges	667	1,029
Warranty reserve	125	353
Deferred income	379	484
Depreciation	—	234
Bad debt reserve	282	632
Inventory reserve	1,132	1,003
Employee benefit related reserves	190	250
Other temporary differences	1,575	8

	24,504	6,222

Deferred tax liabilities:
Acquired know-how	(5,012)	(5,964)
Acquired technology	(31,995)	—
Original issuance discount on convertible notes	(3,351)	—
Depreciation	(645)	—
Other	(1,906)	(1,749)

	(42,909)	(7,713)

	(18,405)	(1,491)
Valuation allowance	(7,000)	—

Net deferred tax liabilities	$(25,405)	$(1,491)

        The Company has research and development tax credit carryforwards of approximately $3.5 million at December 31, 2004 that will expire at various dates beginning in 2005 and through 2018 if not utilized. The Company, through its Cytyc Surgical Products subsidiary (formerly Novacept), has net operating losses for federal income tax purposes of approximately $47.4 million at December 31, 2004 that will expire at various dates beginning in 2009 and through 2024 if not utilized. The net operating loss and research and development tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value immediately prior to the ownership change.

        At the acquisition date of Novacept, the Company recorded approximately $40.7 million of deferred tax assets related to acquired net operating losses, tax credits and other tax assets, against which the Company has recorded a valuation allowance of approximately $7.0 million on its consolidated balance sheet for uncertainties related to such items.

(7)   Long-Term Debt

        On March 22, 2004, the Company completed the sale (the "Offering") of $250 million aggregate principal amount of its 2.25% convertible notes due 2024. The convertible notes were sold to qualified institutional buyers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The Company used the proceeds from the Offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.3 million, net of debt issuance costs of $7.7 million.

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

        The holders of the notes may convert the notes into shares of the Company's common stock at a conversion rate of 33.7041 shares per $1,000 principal amount of notes, which represents a conversion price of $29.67 per share, subject to adjustment, prior to the close of business on March 15, 2024, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 if the closing sale price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (if the specified threshold is met, the notes will thereafter be convertible at any time at the option of the holder prior to the close of business on March 15, 2024); (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of the Company's common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

        Holders may require the Company to repurchase the notes on March 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the repurchase date. The Company may redeem any of the notes beginning March 20, 2009, by giving holders at least 30 days' notice. The Company may redeem the notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

        The notes will be the Company's senior unsecured obligations and will rank equally with all of the Company's existing and future senior unsecured debt and prior to all future subordinated debt. The notes will be effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries.

(8)   Stockholders' Equity

  (a)    Common Stock Reserved

        As of December 31, 2004, the Company has reserved common stock for issuance as follows (in thousands):

Number of Shares
Employee and Director stock incentive plans	29,491
Employee stock purchase plan	2,000
Convertible debt	8,426

39,917

  (b)    Stock Repurchase Program

        The Company has established a stock repurchase program, with authority to spend up to $200,000,000, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company's stock option holders upon exercise of their stock options. As of December 31, 2004, the Company had repurchased 15,279,039 shares under the program, with an aggregate cost of approximately $157,447,000 of which 135,000 shares were repurchased during the year ended December 31, 2004 for cash of approximately $1,680,000. There have been no repurchases under the program since January 2004. As of December 31, 2004, all of the 15,279,039 repurchased common shares were held in treasury.

  (c)    Preferred Stock

        The Company's charter authorizes 5,000,000 shares of $0.01 par value Preferred Stock, none of which were outstanding in the years ended December 31, 2004 and 2003. The Board of Directors has designated 200,000 shares of preferred stock as the Company's Series A Junior Participating preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without further vote or action by the stockholders.

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

(9)   Stock Ownership Plans

  (a)    Employee and Director Stock Incentive Plans

        The 2004 Omnibus Stock Plan (the "2004 Omnibus Plan"), which is the Company's primary stock plan, provides for the issuance of up to 12,250,000 shares of our common stock, no more than 8,200,000 of which shares may be issued as awards other than stock options or stock appreciation rights. The 2004 Omnibus Plan provides for grant of various incentives, including stock options and other stock-based awards. At December 31, 2004, 10,983,875 shares were available for future grant under the 2004 Omnibus Plan.

        The 1995 Stock Plan, which was replaced as Cytyc's primary stock plan by the 2004 Omnibus Plan in May 2004, provided for the grant of various incentives, including nonqualified and incentive stock options and other stock awards. The aggregate number of shares of common stock that could be issued pursuant to the 1995 Stock Plan was 6,000,000 plus, effective as of January 1, 1997 and each year thereafter, the excess, if any, of (i) five percent of the total number of shares of common stock issued and outstanding as of December 31 of the preceding year or then reserved for issuance upon the exercise or conversion of outstanding options, warrants or convertible securities, over (ii) the number of shares then remaining reserved and available for grant under the 1995 Stock Plan, subject to certain adjustments; provided, however, that in no event shall more than 12,000,000 shares of common stock be issued pursuant to incentive stock options under the 1995 Stock Plan. No further options or awards may be issued under the 1995 Stock Plan.

        The 1995 Non-Employee Director Stock Option Plan (the "1995 Director Plan") provided for the issuance of options to purchase up to 1,500,000 shares of common stock. No further options or awards may be issued under the 1995 Director Plan.

        The 2001 Non-Employee Director Stock Plan (the "2001 Director Plan") provided for the issuance of up to 4,000,000 shares of common stock to directors who are not employees of the Company in the form of either stock options or other equity awards. No further options or awards may be issued under the 2001 Director Plan.

        The 1989 Stock Plan and 1998 Stock Plan provided for the grant of various incentives, including nonqualified and incentive stock options, stock awards, and opportunities to make direct purchases of Company stock. No further options or awards may be issued under the 1989 Stock Plan and 1998 Stock Plan.

        The following schedule summarizes the activity under the Company's stock plans for the three years ended December 31, 2004.

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price per share
Outstanding, January 1, 2002	15,719,480	$0.10–$29.52	$15.80
Granted	7,185,350	7.09–27.52	15.64
Exercised	(1,696,817)	0.10–21.92	6.19
Canceled	(1,818,346)	0.44–28.45	19.48

Outstanding, December 31, 2002	19,389,667	0.14–29.52	16.24
Granted	4,944,555	9.52–15.34	12.49
Exercised	(1,340,984)	0.14–12.17	4.27
Canceled	(1,988,050)	2.44–29.52	17.53

Outstanding, December 31, 2003	21,005,188	0.14–28.45	15.99
Granted	3,459,647	0.00–28.20	21.32
Exercised	(3,832,697)	0.14–26.69	12.07
Canceled	(2,125,104)	7.09–27.52	17.69

Outstanding, December 31, 2004	18,507,034	$0.14–$28.45	$17.61

Exercisable, December 31, 2004	10,303,340	$0.14–$28.45	$17.97

Exercisable, December 31, 2003	10,132,604	$0.14–$28.45	$16.61

Exercisable, December 31, 2002	7,964,057	$0.14–$29.52	$14.17

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price per share	Number of Shares	Weighted Average Exercise Price per share
$0.14–$10.80	3,360,151	4.47	$8.75	1,860,772	$7.60
10.81–12.17	682,174	6.70	11.42	438,329	11.53
12.23–12.65	2,636,714	5.03	12.64	929,430	12.65
12.71–17.11	1,900,597	7.36	14.66	1,037,464	14.92
17.4–20.75	2,739,541	6.75	19.89	1,462,943	20.32
21.07–21.92	2,342,520	4.78	21.69	1,937,249	21.75
21.99–24.46	2,313,600	7.69	24.04	1,198,347	24.27
24.49–26.69	2,324,537	4.71	26.19	1,393,131	26.24
26.71–28.20	204,200	8.99	27.37	43,425	27.14
28.45–28.45	3,000	6.79	28.45	2,250	28.45

$0.14—28.45	18,507,034	5.79	$17.61	10,303,340	$17.97

  (b)    Employee Stock Purchase Plan

        During 1995, the Board of Directors and stockholders of the Company approved the 1995 Employee Stock Purchase Plan, pursuant to which 1,440,000 shares of common stock could be issued. Purchase price is determined by taking the lesser of 85% of the average of the high and low price on the first or last day of the period. During 2004, 128,687 shares of common stock were issued at the purchase prices of $19.00 and $11.25 per share. During 2003, 137,018 shares of common stock were issued at the purchase prices of $9.00 and $8.50 per share. During 2002, 108,411 shares of common stock were issued at the purchase prices of $8.50 and $14.00 per share. In the first half of 2004, the Board of Directors and the stockholders of the Company approved the 2004 Employee Stock Purchase Plan, pursuant to which 2,000,000 shares of common stock could be issued. As a result, the 1995 Employee Stock Purchase Plan terminated effective November 30, 2004. The purchase price under the 2004 Employee Stock Purchase Plan is determined by taking the lesser of 85% of the closing price on the first or last day of the period. As of December 31, 2004, 2,000,000 shares were available for future issuance under the 2004 Employee Stock Purchase Plan.

(10) Commitments and Contingencies

  (a)    Lease Commitments

        The Company leases its facilities and certain automobiles and office equipment under non-cancelable operating leases which have expiration dates ranging from 2005 through 2018.

        Future minimum annual lease payments under these leases are as follows:

Amount
(in thousands)
2005	$4,616
2006	4,745
2007	4,922
2008	4,649
2009	4,412
Thereafter	36,890

$60,234

        Rent expense under operating leases totaled approximately $4,000,000, $2,842,000 and $2,165,000 in 2004, 2003 and 2002, respectively.

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

        Future supply commitments under these contracts are as follows:

Amount
(in thousands)
2005	$5,384
2006	3,000
2007	3,000
2008	3,000
2009	3,000
Thereafter	9,000

$26,384

        Payments under these contracts totaled approximately $8,040,000, $7,755,000 and $2,507,000, in 2004, 2003 and 2002 respectively.

  (c)    Royalties

        The Company is the exclusive licensee of certain patented technology used in the ThinPrep System, NovaSure System and FirstCyte Breast Test. In connection with these licenses, royalty expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $1,684,000, $1,195,000 and $1,351,000, respectively.

  (d)    Litigation

        On December 13, 2002, a purported federal securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against Cytyc and two of its officers, on behalf of a purported class of all persons who purchased the Company's common stock between July 25, 2001 and June 25, 2002. The complaint alleges that the defendants failed to disclose material facts and made materially misleading misstatements about the Company's historical and future financial performance. Since the initial suit was filed, five additional suits were filed in the same court, making the same or substantially similar allegations. The six actions have been consolidated into a single proceeding. Cytyc has filed a motion to have the case dismissed, which is currently pending before the court. The Company believes that the allegations are without merit and intends to defend itself vigorously. The Company does not expect that the ultimate disposition of this matter will have a material adverse effect on its financial position, results of operations or liquidity.

        On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath's patents are invalid and not infringed by the Company's ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against the Company in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts. Additionally, on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have the Company's Massachusetts case dismissed. The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date. Based on the current case schedule, the Company anticipates that a trial will be scheduled to occur in late 2005 or early

2006. The Company believes that the claims against it are without merit and intends to vigorously defend this suit. Given the stage and current status of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

        On November 17, 2003, DEKA Limited Partners Inc., the purported owner of certain patents licensed to the Company under a license agreement entered into by the parties in 1993, filed a demand for arbitration with the American Arbitration Association alleging that the Company has underpaid royalties. A hearing was held in December 2004. A decision from the arbitration panel is expected in the first quarter of 2005. At this time, the Company is unable to reasonably estimate the ultimate outcome. The Company believes that all royalties due and owing to DEKA Limited Partners Inc. have been paid in accordance with the terms of the agreement.

        The Company is also involved in ordinary, routine litigation incidental to its business. Although the outcomes of these other lawsuits and claims are uncertain, management does not believe that, individually or in the aggregate, these other lawsuits and claims will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

(11) Employee Benefit Plan

        The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows for employees to defer a portion of their salary up to the maximum allowed under IRS rules. The Company made contributions to the plan totaling approximately $2,801,000, $1,233,000 and $969,000 related to the years ended December 31, 2004, 2003 and 2002, respectively.

(12) Summary of Quarterly Data (Unaudited)

        A summary of quarterly data follows (in thousands, except per share amounts):

	Fiscal Year 2004
	1st	2nd	3rd	4th
Net sales	$80,725	$99,474	$102,787	$110,607
Gross profit	65,542	77,819	81,453	86,256
Income from operations	14,511	36,314	41,278	41,762
Net income (1)	1,536	21,876	24,762	25,414
Net income per share:
Basic	$0.01	$0.20	$0.22	$0.23
Diluted(2)	$0.01	$0.19	$0.21	$0.21
	Fiscal Year 2003
	1st	2nd	3rd	4th
Net sales	$72,620	$76,689	$75,457	$78,294
Gross profit	60,253	61,480	61,394	62,513
Income from operations	32,321	29,729	30,176	31,135
Net income	19,754	18,365	18,598	19,503
Net income per share:
Basic	$0.17	$0.17	$0.17	$0.18
Diluted	$0.17	$0.16	$0.17	$0.17

(1)
The Company incurred in-process research and development charges totaling approximately $19.1 million in the first quarter of fiscal year 2004 related to its acquisition of Novacept (see Note 4).

(2)
Diluted net income per share in the fourth quarter of fiscal year 2004 reflects a decrease of $0.01 per share as a result of the adoption of EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. This new accounting rule resulted in no change to prior period diluted net income per share.

(13) Subsequent Event

        On February 9, 2005, the Company announced that it has entered into a definitive merger agreement with Proxima Therapeutics, Inc. ("Proxima"), a Delaware Corporation and a privately-held medical device company established in 1995 to develop site-specific cancer treatment systems for malignant tumors. Proxima's lead product is the MammoSite® Radiation Therapy System (RTS) for treatment of breast cancer. Under the terms of the mergeragreement, Cytyc will acquire all of the outstanding shares and options of Proxima in exchange for approximately $160 million in cash, plus a two-year earnout based on incremental sales growth in breast cancer products. The purchase price will be paid with Cytyc's available cash. The transaction is expected to close by the end of the first quarter of 2005 and will be subject to the satisfaction of customary closing conditions and clearance under the Hart-Scott Rodino Antitrust Improvements Act.

EXHIBITS INDEX

Exhibit No.	Description
2.1(9)	Agreement and Plan of Merger, dated October 17, 2001, by and among Cytyc Corporation, Pro Duct Health, Inc., and Cytyc Health Corporation.
2.2(10)	Amendment to Agreement and Plan of Merger, dated as of November 30, 2001, by and among Cytyc Corporation, Pro Duct Health Inc., and Cytyc Health Corporation.
2.3(11)	Agreement and Plan of Merger, dated as of February 19, 2002, by and among Cytyc Corporation, Digene Corporation, and Cruiser, Inc.
2.4(21)	Agreement and Plan of Merger, dated March 1, 2004, by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.
2.5(22)	Amendment No. 1, dated March 22, 2004, to the Agreement and Plan of Merger by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.
3.1(2)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.
3.2(2)	Amended and Restated By-Laws of Cytyc Corporation.
3.3(7)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
4.1(1)	Specimen certificate representing the Common Stock.
4.2(3)
Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the "Rights Agreement") which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.
4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.
4.4(20)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.
4.5(18)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.
4.6(23)	Indenture, dated as of March 22, 2004, between Cytyc Corporation and U.S. Bank Trust National Association., including the form of Note.
4.7(24)	Registration Rights Agreement, dated as of March 22, 2004, among Cytyc Corporation and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Piper Jaffray & Co.
4.8(25)	Senior Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.
4.9(26)	Subordinated Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.
10.1(1)*	1988 Stock Plan.
10.2(1)*	1989 Stock Plan.
10.3(1)*	1995 Stock Plan.
10.4(8)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.
10.5(12)*	1995 Employee Stock Purchase Plan, as amended.

10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.
10.7(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.
10.8(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.
10.9(13)*	2001 Non-Employee Director Stock Plan.
10.10(14)*	Pro Duct Health, Inc. 1998 Stock Plan.
10.11(15)#	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002.
10.12(15)#	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.
10.13(16)#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003.
10.14(17)*	Amended and Restated Director Compensation Method Plan.
10.15(19)*	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.
10.16(27)##	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.
10.17(28)*	Cytyc Corporation 2004 Omnibus Stock Plan.
10.18(29)*	Cytyc Corporation 2004 Employee Stock Purchase Plan.
10.19(30)*	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers.
10.20(31)*	Form of Incentive Stock Option Agreement for Executive Officers.
10.21(32)*	Form of Nonqualified Stock Option Agreement for Executive Officers.
10.22(33)*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors.
10.23(34)##	Master Agreement, dated October 15, 2004, between Cytyc Corporation and Laboratory Corporation of America.
10.24(20)	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.
10.25**	Summary of Director Compensation.
21.1**	List of Our Subsidiaries.
23.1**	Consent of Deloitte & Touche LLP.
23.2**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (see signature page hereto).
31.1**
Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**
Certification of Timothy M. Adams, Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Timothy M. Adams, Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(18)
Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(19)
Incorporated herein by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(20)
Incorporated herein by reference to Exhibits to our Annual Report on Form 10-K, filed January 30, 2004.

(21)
Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed March 5, 2004.

(22)
Incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K/A, filed April 27, 2004.

(23)
Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-116237).

(24)
Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-116237).

(25)
Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-120013).

(26)
Incorporated herein by reference to Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-120013).

(27)
Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 6, 2004.

(28)
Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (File No. 333-117812)

(29)
Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-117812)

(30)
Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(31)
Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(32)
Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(33)
Incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(34)
Incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

*
Indicates a management contract or any compensatory plan, contract or arrangement

**
Filed herewith.

#
Confidential treatment granted as to certain portions.

##
Confidential treatment requested as to certain portions.