Form 10-Q
period 2005-03-31
CYTYC CORP
filed 2005-05-10
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission File Number 0-27558

CYTYC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0407755
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

250 Campus Drive, Marlborough, MA 01752

(Address of principal executive offices, including Zip Code)

(508) 263-2900

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of May 2, 2005 was 113,972,578.

Total Number of Pages: 29

Exhibit index located on page 29

CYTYC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytyc Corporation

250 Campus Drive

Marlborough, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Cytyc Corporation and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cytyc Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

April 26, 2005

Part I      FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,383	$86,277
Investment securities	50,520	146,018
Accounts receivable, net of allowance of $1,216 and $1,152 at March 31, 2005 and December 31, 2004, respectively	68,462	63,636
Inventories	19,737	17,310
Deferred tax assets, net	3,728	3,737
Prepaid expenses and other current assets	5,997	3,812
Total current assets	205,827	320,790
Property and equipment, net	97,798	91,512
Intangible assets:
Patents and developed technology, net of accumulated amortization of $7,583 and $6,423 at March 31, 2005 and December 31, 2004, respectively	197,448	96,708
Goodwill	368,069	292,200
Total intangible assets	565,517	388,908
Other assets, net	8,206	8,140
Total assets	$877,348	$809,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,095	$10,285
Accrued expenses	36,228	30,029
Deferred revenue	3,107	2,271
Total current liabilities	48,430	42,585

Deferred tax liabilities, net	61,579	29,142

Long-term debt and other non-current liabilities	251,233	250,178

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value—Authorized—5,000,000 shares No shares issued or outstanding	—	—
Common stock, $0.01 par value—Authorized—200,000,000 shares Issued—129,125,746 and 128,707,272 shares in 2005 and 2004, respectively Outstanding—113,846,707 and 113,428,233 shares in 2005 and 2004, respectively	1,291	1,287
Additional paid-in capital	475,333	467,265
Treasury stock, at cost: 15,279,039 shares in 2005 and 2004	(157,447)	(157,447)
Accumulated other comprehensive income	2,806	3,108
Retained earnings	194,123	173,232

Total stockholders’ equity	516,106	487,445

Total liabilities and stockholders’ equity	$877,348	$877,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months
	Ended
	March 31,
	2005	2004
Net sales	$113,405	$80,725

Cost of sales	23,927	15,183

Gross profit	89,478	65,542

Operating expenses:
Research and development	6,799	4,312
In-process research and development	—	19,100
Sales and marketing	29,683	20,173
General and administrative	10,707	7,446
Arbitration decision	7,807	—
Total operating expenses	54,996	51,031

Income from operations	34,482	14,511

Other (expense) income, net:
Interest income	892	714
Interest expense	(1,792)	—
Other expense	(683)	(499)
Total other (expense) income, net	(1,583)	215

Income before provision for income taxes	32,899	14,726
Provision for income taxes	12,008	13,190

Net income	$20,891	$1,536

Net income per common share and potential common share:
Basic	$0.18	$0.01
Diluted	$0.18	$0.01

Weighted average common and potential common shares outstanding:
Basic	113,661	109,870
Diluted	125,771	113,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months
	Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$20,891	$1,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,833	3,013
Provision for doubtful accounts	134	71
Acquired in-process research and development	—	19,100
Amortization of deferred financing costs	386	—
Compensation expense related to issuance of stock to directors and executives	423	294
Change in deferred income taxes	14,933	(32)
Changes in assets and liabilities, excluding effects of acquisition:
Accounts receivable	(2,660)	(8,134)
Inventories	(1,165)	(64)
Prepaid expenses and other current assets	(712)	(2,156)
Accounts payable	(1,436)	(1,519)
Accrued expenses	(1,684)	8,252
Deferred revenue	853	769
Tax benefit from exercise of stock options	2,132	1,648

Net cash provided by operating activities	36,928	22,778

Cash flows from investing activities:
Acquisition of Proxima, net of cash acquired and amounts due to Proxima shareholder	(156,886)	—
Acquisition of Novacept, net of cash acquired and amounts due to Novacept shareholders	—	(221,721)
Decrease (increase) in other assets	46	(232)
Purchases of property and equipment	(3,820)	(2,929)
Increase in equipment under customer usage agreements	(7,055)	(6,842)
Purchases of investment securities	(1,514)	(50,555)
Proceeds from sale of investment securities	98,049	96,248

Net cash used in investing activities	(71,180)	(186,031)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	242,789
Purchase of treasury shares	—	(1,681)
Proceeds from exercise of stock options	5,517	10,750

Net cash provided by financing activities	5,517	251,858

Effect of exchange rate changes on cash	(159)	(122)
Net (decrease) increase in cash and cash equivalents	(28,894)	88,483
Cash and cash equivalents, beginning of period	86,277	71,597

Cash and cash equivalents, end of period	$57,383	$160,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)          Basis of Presentation

The accompanying condensed consolidated financial statements of Cytyc Corporation and subsidiaries (the “Company” or “Cytyc”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Certain reclassifications have been made to the prior year balances to conform to the current year presentation (including those discussed in Note 4).

(2)          Acquisition Activity

                (a)          Acquisition of Proxima

On March 7, 2005, the Company acquired Proxima Therapeutics, Inc. (“Proxima”), a privately held company located in Alpharetta, Georgia, in a non-taxable transaction in which Polaris Acquisition Corp., a newly formed, wholly-owned subsidiary of Cytyc (“Merger Sub”), merged with and into Proxima (the “Merger”). Pursuant to the Merger, Proxima’s name changed to Cytyc Surgical Products II, Inc. The Merger was effected pursuant to the Agreement and Plan of Merger and Reorganization, dated as of February 9, 2005, among Cytyc, Merger Sub and Proxima (the “Merger Agreement”). As a result of the Merger, all of Proxima’s fully-diluted equity immediately prior to the Merger was automatically converted into the right to receive an initial cash payment of approximately $160 million, of which $155.7 million was paid as of March 31, 2005, plus earn out payments tied to future performance milestones. The earn out payments are based on incremental sales growth in the breast-related products during 2005 and 2006, are subject to an aggregate cap of $65 million and will be recorded as additional goodwill when paid, if at all. The initial payment was paid with Cytyc’s available cash. Per the Merger Agreement, $15.8 million of the purchase price was placed in escrow to satisfy potential claims.

Proxima develops and markets delivery systems for the treatment of cancer. Proxima has two core products, the MammoSite® Radiation Therapy System (“MammoSite”) for the treatment of early-stage breast cancer and the GliaSite® Radiation Therapy System (“GliaSite”) for the treatment of malignant brain tumors. The acquisition of Proxima is intended to build on Cytyc’s reputation and leadership position in providing innovative medical technologies for women’s health and to further expand the Company’s innovative product offerings to include breast cancer treatment. The purchase price was supported by estimates of future revenue and earnings of Proxima, as well as the value of sales force and other projected synergies.

The aggregate purchase price for Proxima was approximately $162.7 million, of which $160 million represented cash payable to Proxima shareholders and $2.7 million represented acquisition-related fees and expenses. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of operations of Proxima have been included in the accompanying condensed consolidated statement of income from the date of the acquisition. In accordance with SFAS No. 141, the total purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of current fair values and may change as additional information becomes available. The goodwill and other intangible assets resulting from the acquisition will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets.

Purchase Price Allocation

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition, for an aggregate purchase price of approximately $162.7 million, including acquisition costs.

Amount
(in thousands)

Current assets	$6,622
Property and equipment	379
Patents and developed technology	101,900
Goodwill	75,869
Other assets	507
Current liabilities	(4,187)
Long-term liabilities	(586)
Net deferred tax liability—long-term	(17,810)
$162,694

As part of the purchase price allocation, all intangible assets were identified and valued. Of the total purchase price, the Company allocated $101.9 million to patents and developed technology (primarily associated with MammoSite), which is being amortized using the cash flow method over 15 years. Under the cash flow method, amortization is calculated and recognized based upon the Company’s estimated net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are consumed in accordance with SFAS No. 142.

Goodwill

The excess of the purchase price over the fair value of tangible and identifiable intangible net assets was allocated to goodwill, which is non-deductible for tax purposes and totaled $75.9 million. In accordance with SFAS No. 142, this amount will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test.

(b)          Acquisition of Novacept

On March 24, 2004, Cytyc acquired Novacept, a privately held California corporation, in a non-taxable transaction. As a result of the Merger, all of Novacept’s issued and outstanding capital stock immediately prior to the Merger was automatically converted into the right to receive an aggregate of approximately $321.4 million in cash. To satisfy certain claims as provided in the Merger Agreement, $27.5 million of the purchase price was placed in escrow. Novacept, renamed Cytyc Surgical Products following the acquisition, manufactures and markets the NovaSure® System, an endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding.

The aggregate purchase price for Novacept was approximately $325.8 million, of which $321.4 million represented cash payable to Novacept shareholders and $4.4 million represented acquisition-related fees and expenses. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of operations of Novacept were included in the consolidated statement of operations from the date of the acquisition.

As part of the purchase price allocation, it was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, the Company allocated approximately $19.1 million of the purchase price to in-process research and development projects. The acquired in-process research and development was charged to expense as of the date of the acquisition and included in the Company’s statement of income for the three months ended March 31, 2004.  In addition, the Company allocated approximately $83.7 million to patents and developed technology and approximately $201.1 million to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition of Novacept, for an aggregate purchase price of approximately $325.8 million including acquisition costs.

Amount
(in thousands)
Current assets	$27,418
Property and equipment	2,556
Patents and developed technology	83,700
Goodwill	201,102
Net deferred tax asset—long-term	1,007
Other assets	121
Current liabilities	(9,179)
In-process research and development	19,100
$325,825

(c) Pro Forma results

The following unaudited pro forma financial information for the three months ended March 31, 2005 presents the combined results of operations of Cytyc and Proxima as if the acquisition had occurred as of January 1, 2005. The unaudited pro forma financial information for the three months ended March 31, 2004 presents the combined results of operations of Cytyc, Novacept and Proxima as if the acquisitions had occurred as of January 1, 2004. The pro forma results for the three months ended March 31, 2005 include $2.8 million of transaction fees and expenses incurred by Proxima, prior to the acquisition, related to the Merger. The pro forma results for the three months ended March 31, 2004 include $5.6 million of transaction fees and expenses incurred by Novacept related to the merger with Cytyc, but exclude $19.1 million of in-process research and development costs. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

Pro forma results for the three months ended March 31, 2005 and 2004 were as follows:

	March 31,
	2005	2004
	(in thousands, except per share data)
Net sales	$117,600	$96,496
Net income	17,605	13,718

Net income per common share:
Basic	$0.15	$0.12
Diluted	$0.15	$0.12

(3)          Amortization of  Intangible Assets

Amortization expense related to identifiable intangible assets that will continue to be amortized in the future, which consists of the Company’s patents and developed technology from acquisitions, was approximately $1,160,000 and $368,000 for the three months ended March 31, 2005 and 2004, respectively. Estimated amortization expense related to identifiable intangible assets is as follows:

Amount
(in thousands)
Remaining nine months ending December 31, 2005	$5,649
Year ending December 31, 2006	10,843
Year ending December 31, 2007	14,487
Year ending December 31, 2008	17,274
Year ending December 31, 2009	19,555
Year ending December 31, 2010	19,142
Thereafter	110,498

Total	$197,448

(4)          Investment Securities

Investment securities consist of municipal bonds, U.S. Government and agency securities, corporate bonds, commercial paper and auction rate securities. At March 31, 2005, the Company’s available-for-sale securities had contractual maturities at various dates through July 2006. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. The Company has the ability and intent to hold securities when fair value is less than cost.

At March 31, 2005 and December 31, 2004, the Company’s investment securities consisted of $5.3 million and $62.5 million, respectively, of auction rate securities (“ARS”) classified as available-for-sale. Although the ARS generally have original maturities in excess of one year from date of purchase, the underlying interest rates on these securities typically reset within one month. Therefore, these ARS are priced and subsequently traded as investment securities because of remarketing and the interest rate reset feature. The December 31, 2004 balance of ARS was previously classified as cash equivalents due to the Company’s intent and ability to quickly liquidate these securities to fund current operations and due to the pricing reset feature. With respect to evolving views regarding the accounting for ARS, the Company has reclassified the accompanying December 31, 2004 condensed consolidated balance sheet to no longer report ARS as cash equivalents. Such investments are now reported within the Company’s investment securities.

As a result of this reclassification, there was no impact on net cash used in investing activities within the condensed consolidated statement of cash flows for the three months ended March 31, 2004. The reclassification to the prior period balance sheet did not affect the Company’s key financial indicators such as the combined balance of cash, cash equivalents and investment securities, total assets, net sales, net income, diluted earnings per share or cash flows from operating activities. In addition, the Company does not believe a reader’s ability to understand other key aspects of the Company’s financial position or operations that might be pertinent to an investment decision has been affected as a result of the reclassification. As a result, the Company believes the effects of this reclassification are not material to the Company’s previously issued consolidated financial statements.

At March 31, 2005 and December 31, 2004, the cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
March 31, 2005
Available-for-sale securities
Municipal bonds (average maturity of 8.4 months)	$41,487	$—	$(214)	$41,273
Auction rate securities (average maturity of 0.4 months)	5,250	—	—	5,250
U.S. government and agency securities (average maturity of 0.5 months)	4,000	—	(3)	3,997
	$50,737	$—	$(217)	$50,520
December 31, 2004
Available-for-sale securities
Auction rate securities (average maturity of 0.7 months)	$62,450	$—	$—	$62,450
Municipal bonds (average maturity of 8.6 months)	59,590	1	(168)	59,423
U.S. government and agency securities (average maturity of 4.9 months)	14,153	14	(33)	14,134
Corporate bonds (average maturity of 6.0 months)	9,788	—	(27)	9,761
Commercial paper (average maturity of 1.5 months)	250	—	—	250
	$146,231	$15	$(228)	$146,018

(5)          Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets at March 31, 2005 and December 31, 2004 consisted of:

	March 31,	December 31,
	2005	2004
	(in thousands)
Inventories
Raw material and work-in-process	$10,097	$9,853
Finished goods	9,640	7,457
	$19,737	$17,310
Property and Equipment
Property and equipment	$93,155	$95,040
Equipment under customer usage agreements	47,733	42,380
	140,888	137,420
Less—accumulated depreciation and amortization	43,090	45,908
	$97,798	$91,512

(6)          Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company does not accept product returns. The Company’s product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Balance, beginning of year	$397	$925
New warranties	39	331
Payments	(29)	(340)
Adjustments	(27)	118
Balance, March 31	$380	$1,034

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

The notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured debt and prior to all future subordinated debt. The notes will be effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The Company recorded interest expense of $1.8 million during the three months ended March 31, 2005 related to the notes, including $0.4 million for the amortization of deferred financing costs.

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

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This change in accounting principle became effective for periods ending after December 15, 2004 and, as required, has been applied on a retroactive basis.. As a result of this new rule, potential common shares for the three months ended March 31, 2005 and 2004 include the effect of approximately 8.4 million shares of common stock (representing 8.4 million and 0.5 million weighted average shares for the three months ended March 31, 2005 and 2004, respectively) related to the assumed conversion of the $250 million 2.25% convertible notes issued in March 2004, regardless of whether any of the triggering contingencies have been satisfied. These accounting rules also require that net income be adjusted to eliminate the interest expense related to the contingent convertible notes, net of the tax effect. Inclusion of the CoCo’s had no effect on diluted earnings per share for the three months ended March 31, 2005 and 2004.

The following table provides a reconciliation of the net income and weighted average common shares used in calculating basic and diluted net income per share for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share data)
Numerator:
Net income, as reported, for basic earnings per share	$20,891	$1,536
Interest expense, net of tax	1,138	—
Net income, as adjusted, for diluted earnings per share	$22,029	$1,536

Denominator:
Basic weighted average common shares outstanding	113,661	109,870
Dilutive effect of assumed exercise of stock options	3,684	3,153
Dilutive effect of assumed conversion of convertible notes	8,426	468
Weighted average common shares outstanding assuming dilution	125,771	113,491

Basic net income per common share	$0.18	$0.01
Diluted net income per common and potential common share	$0.18	$0.01

Diluted weighted average common shares outstanding for the three months ended March 31, 2005 and 2004 excludes 5,015,175 and 8,463,565 potential common shares, respectively, from stock options outstanding because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The Nasdaq National Market during the applicable periods and their effect would be anti-dilutive.

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income as reported	$20,891	$1,536
Assumed stock compensation cost, net of tax	6,276	11,488
Pro forma net income (loss)	$14,615	$(9,952)
Net income (loss) per common share:
Basic — as reported	$0.18	$0.01
Basic — pro forma	$0.13	$(0.09)
Diluted — as reported	$0.18	$0.01
Diluted — pro forma	$0.12	$(0.09)

The underlying assumptions used in the Black-Scholes model are as follows:

	March 31,
	2005	2004
Risk-free interest rate	3.67%	2.34%
Expected dividend yield	—	—
Expected lives (in years)	3.5	3.4
Expected volatility	61%	74%

(10)        Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$20,891	$1,536
Other comprehensive income, net of tax:
Unrealized losses on investment securities	(4)	(34)
Foreign currency translation adjustments	(298)	(116)
Comprehensive income	$20,589	$1,386

(11)        Stock Repurchase Program

In April 2005, the Company reactivated its stock repurchase program to repurchase shares of Cytyc’s common stock through open market purchases that will be made from time to time as market conditions allow. Shares repurchased under the program will be held in the Company’s treasury and will be available for a variety of corporate purposes. The program may be suspended at any time without prior notice. As of March 31, 2005, the Company had repurchased 15,279,039 shares under the program, with an aggregate cost of $157.4 million. There have been no repurchases under the program since January 2004. As of March 31, 2005, all of the 15,279,039 repurchased common shares were held in treasury. As a result of the reactivation of the stock repurchase program the Company may repurchase Cytyc’s common stock with a value of up to $50 million.

(12)        Segment Information

The Company operates its business in two operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical products. These two operating segments are described below:

Diagnostic Products— This segment develops and markets the ThinPrep® System for use in diagnostic cytology testing applications primarily focused on women’s health. The ThinPrep System is widely used for cervical cancer screening and is the platform from which the Company launched its expansion into breast cancer risk assessment with the FirstCyte Breast Test. The ThinPrep System consists of the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies such as the ThinPrep Pap Test and the Company’s proprietary ThinPrep PreservCyt solution.

Surgical Products— Following the acquisitions of Novacept on March 24, 2004 and Proxima on March 7, 2005, this segment primarily includes the NovaSure® System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding, and the MammoSite® Radiation Therapy System for the treatment of early-stage breast cancer. The NovaSure System allows physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding to normal levels and consists of a single-use disposable device and a controller that delivers radio frequency energy to the uterus. The MammoSite® Radiation Therapy System is a single-use device for the treatment of breast cancer that positions radiation sources directly into the post-lumpectomy site to optimize radiation treatment delivery while minimizing damage to healthy tissue.

Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies and regulatory environments. Net sales by operating segment are as follows:

	March 31,
	2005	2004
	(in thousands)
Diagnostic products	$86,965	$79,337
Surgical products	26,440	1,388
	$113,405	$80,725

(13)        Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective for Cytyc as of January 1, 2006.

(14)        Commitments and Contingencies

On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against Cytyc alleging that Cytyc underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”). Under the 1993 DEKA Agreement, Cytyc is obligated to pay a one percent royalty on net sales of the ThinPrep 2000 and 3000 Processors plus “…any filter cylinder or similar disposable….” The dispute concerned the method of calculating royalties on the sale of the single use disposable ThinPrep Pap Test kit. The 1993 DEKA Agreement required disputes to be resolved through binding arbitration. The ThinPrep 2000 and 3000 Processors may be used to prepare both gynecological and/or non-gynecological specimen slides. Cytyc’s gynecological product, the ThinPrep Pap Test, consists of four disposable components sold in a kit: Cytyc’s patented preservative solution and filter, a proprietary microscope slide, and collection devices manufactured for Cytyc by third parties. With respect to the ThinPrep Pap Test, Cytyc formerly calculated the royalty owed to DEKA based only on the value of the filter, not the full kit. Specifically, Cytyc used a cost-ratio method to derive the portion of ThinPrep Pap Test kit sales price attributable to the filter. DEKA, however, challenged Cytyc’s method of calculating the royalty and sought a one percent royalty on the entire Thin Prep Pap Test kit rather than on just the filter. DEKA also made claims that Cytyc breached an implied covenant of good faith; engaged in deceptive trade practices; breached an alleged fiduciary duty; and sought treble damages.

In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision. According to the award, Cytyc is required to pay a one percent royalty on the net sales of all ThinPrep Pap disposable components, both for the period from November 17, 2000 to December 31, 2004 (the “Retroactive Royalties”) as well as for future sales, plus interest related to the Retroactive Royalties. The panel determined that the applicable statute of limitations limited the Retroactive Royalties to sales from November 17, 2000. The panel also awarded DEKA the recovery of audit costs related to the royalty audit conducted after the dispute arose, as well as reimbursement for a portion of DEKA’s legal fees and expenses related to the arbitration proceeding. As to DEKA’s other claims, with the exception of certain equitable defenses, the arbitration panel found in favor of Cytyc. The panel rejected DEKA’s contentions of bad faith, finding that Cytyc did not act irrationally or in a secretive manner, did not engage in deceptive trade practices and did not breach any fiduciary duties. In addition, the panel rejected DEKA’s claim for treble damages.

As a result of the arbitration panel’s decision, Cytyc has recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, the Company filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as the Company believes the award manifestly disregarded applicable law as well as the language of the underlying agreement.

On December 13, 2002, a purported federal securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against Cytyc and two of its officers, on behalf of a purported class of all persons who purchased the Company’s common stock between July 25, 2001 and June 25, 2002. The complaint alleged that the defendants failed to disclose material facts and made materially misleading misstatements about the Company’s historical and future financial performance. Since the initial suit was filed, five additional suits were filed in the same court, making the same or substantially similar allegations. The six actions were consolidated into a single proceeding. Cytyc filed a motion to have the case dismissed and in March 2005, the case was dismissed without prejudice. Subsequently, the plaintiffs’ counsel has confirmed the plaintiffs’ intent not to appeal the United States District Court’s ruling and their intent not to file a further amended complaint or take any other action to continue the prosecution of their claims.

The Company is also involved in ordinary, routine litigation incidental to its business. Although the outcomes of these other lawsuits and claims are uncertain, management does not believe that, individually or in the aggregate, these other lawsuits and claims will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our annual report on Form 10-K for the year ended December 31, 2004. Our discussion contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under the heading “Certain Factors Which May Affect Future Results”.

Overview

Cytyc Corporation is a leading women’s health company that designs, develops, manufactures, and markets innovative and clinically effective products. Our products cover a range of women’s health applications, including cervical cancer screening, breast cancer risk assessment and radiation treatment and treatment of excessive menstrual bleeding. We operate our business in two operating segments: diagnostic products and surgical products. Our diagnostics products segment develops and markets the ThinPrep® System for use in cytology testing applications primarily focused on women’s health, such as cervical cancer screening. Our surgical products segment primarily manufactures and markets the NovaSure® System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding, and the MammoSite® Radiation Therapy System, a device for the treatment of breast cancer that positions radiation sources directly into the post-lumpectomy site to optimize radiation treatment delivery while minimizing damage to healthy tissue.

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

Valuation of Long-Lived Assets, Intangibles and Goodwill. Intangible assets acquired in a business combination, including acquired in-process research and development, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The fair values of acquired intangible assets are determined by management using relevant information and assumptions and assisted, in certain situations, by independent appraisers. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate. Amortization of intangibles with defined lives is calculated either using the straight-line or cash flow method. The cash flow method requires management’s estimate of net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are expected to be consumed.

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. We are required to perform an impairment review for goodwill on an annual basis, or earlier if indicators of potential impairment exist. Based on our impairment review during 2004, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At March 31, 2005, we had $565.5 million of net intangible assets, of which $368.1 million represented goodwill. An impairment of our intangible assets could result in a material, non-cash expense in our consolidated statement of income.

Property and equipment are depreciated over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Included in property and equipment are equipment under customer-usage agreements (for example, a ThinPrep Processor or a ThinPrep Imaging System), where we install the equipment at customer sites under an agreement whereby customers commit to purchasing minimum quantities of disposable supplies from us over a defined contract term. Under these arrangements, the equipment remains our property and we have the right to either remove the equipment or increase the price per disposable if the customer does not consume at least the number of disposable supplies committed in the contract. The cost of the equipment is depreciated as cost of sales over its estimated useful life. Any change in conditions that would cause us to change our estimate as to the useful lives of a group or class of assets included in property and equipment may significantly increase or decrease our depreciation expense on a prospective basis. In January 2005, we revised our estimate of the useful lives of our equipment under customer-usage agreements from the specific contract terms (which are generally between three to five years) to a range of three to eight years, depending on the nature of the equipment under the usage agreement. This change in estimate was based on our assessment of historical usage patterns and the useful lives of similar devices.. This change in estimate has been reflected in our operating results beginning on January 1, 2005 and will continue to be reflected prospectively and is not expected to have a material impact on our fiscal year 2005 financial statements for equipment under customer-usage agreements as of March 31, 2005.

Income Taxes and Deferred Taxes. We file income tax returns in ten countries as well as many states and other localities. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, non-deductible items and changes in enacted tax rates. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” and “deferred tax liabilities” on our consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income. When we acquired Proxima Therapeutics, Inc. (“Proxima”) in March 2005, we recorded $13.9 million of deferred tax assets related to acquired net operating losses (“NOL’s”), tax credits and other tax assets, against which we have recorded a valuation allowance of $1.1 million on our consolidated balance sheet for uncertainties related to such items. If we are unable to realize the benefits of these NOL’s in future years, we may be required to record additional tax expense in our consolidated statement of income.

Legal Proceedings. We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our significant legal proceedings are discussed in Note 14 to our condensed consolidated financial statements, Part II, Item 1. “Legal Proceedings” of this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2004.

The above list is not intended to be a comprehensive list of all of our accounting estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with little need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.

Results of Operations

Net Sales

	Three Months Ended
	March 31,
	2005	2004	% Change
	($ in millions)
Diagnostic Products
Domestic	$75.0	$69.6	8%
International	12.0	9.7	23%
Total Diagnostic Products	87.0	79.3	10%

Surgical Products (1)	26.4	1.4	1,805%

Total Company	$113.4	$80.7	40%

(1)                               The surgical products division was created following our acquisition of Novacept on March 24, 2004. Our operating results for the three months ended March 31, 2004 include the results of Novacept from the date of acquisition. Our operating results for the three months ended March 31, 2005 include the results of Proxima from the date of acquisition (March 7, 2005).

Net sales for our diagnostic products division, which represented 77% of our consolidated net sales in the first quarter of 2005, increased 10% in the first quarter of 2005 as compared to the same period of 2004, due primarily to growth in net sales from fees for use of the ThinPrep Imaging System as well as continued growth in international sales of our ThinPrep Pap Test (the disposable supplies used in gynecological applications of the ThinPrep System). International net sales for our diagnostic products division increased by 23% in the first quarter of 2005 from the same period of 2004, as a result of an increase in both volume and pricing of ThinPrep Pap Test units sold. ThinPrep Pap Test sales to our largest customer, Quest Diagnostics, Inc., represented 12% of net sales in the three months ended March 31, 2005. ThinPrep Pap Test sales to our two largest customers together represented, 30% of our consolidated net sales in the same period of 2004.

Net sales for our surgical products division, which was created following our acquisition of Novacept (renamed Cytyc Surgical Products) on March 24, 2004, were $26.4 million for the three months ended March 31, 2005, as compared to $1.4 million in the five business days from the acquisition date to March 31, 2004. Sales of NovaSure single-use disposable devices represented 83% of surgical product division net sales for the three months ended March 31, 2005.

Gross Margin

Our gross margin was 79% during the three months ended March 31, 2005, as compared to 81% during the same period of 2004. This decrease primarily resulted from increasing commercialization of the ThinPrep Imaging System, which generated lower profit margins than the ThinPrep Pap Test, as well as the increase in international sales of our diagnostic products, which generally have lower profit margins as compared to domestic sales of these products.

Operating Expenses

Total operating expenses increased to $55.0 million for the three months ended March 31, 2005, an increase of 8% as compared to $51.0 million for the same period of 2004. Operating expenses include a $7.8 million charge in March 2005 as a result of an arbitration decision (see Note 14 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q), and a charge of $19.1 million in March 2004 to write off acquired in-process research and development costs related to the acquisition of Novacept. The following is a summary of operating expenses for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004
	$	% of Net Sales	$	% of Net Sales
	($ in millions)
Research and development	$6.8	6%	$4.3	5%
In-process research and development	—	—	19.1	24%
Sales and marketing	29.7	26%	20.2	25%
General and administrative	10.7	9%	7.4	9%
Arbitration decision	7.8	7%	—	0%
Total operating expenses	$55.0	48%	$51.0	63%

Research and Development

Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System (released in June 2003), the NovaSure System (acquired when we purchased Novacept in March 2004) and the MammoSite® Radiation Therapy System (acquired when we purchased Proxima in March 2005), through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic devices and therapeutic applications for women’s health. Our research and development costs increased to $6.8 million for the three months ended March 31, 2005, an increase of 58% as compared to the same period of 2004, primarily reflecting our efforts to continue to improve the ThinPrep Imaging System and the NovaSure System, as well as $0.8 million of incremental non-cash amortization of the developed technology intangible asset that resulted from our acquisition of Novacept in March 2004.

In-Process Research and Development

As part of the allocation of the purchase price of Novacept in March 2004, all intangible assets were identified and valued. It was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, we allocated approximately $19.1 million of the purchase price to in-process research and development projects for the three months ended March 31, 2004. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development activities primarily associated with an upgrade to the radio frequency (“RF”) Controller, a primary component of the NovaSure System. At the date of acquisition, the development of the next generation RF Controller had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition. There were no such charges in connection with our acquisition of Proxima in March 2005.

Sales and Marketing

Sales and marketing costs increased to $29.7 million for the three months ended March 31, 2005, an increase of $9.5 million, or 47%, as compared to the same period of 2004. This increase was primarily due to sales and marketing costs at our surgical products business of approximately $8 million primarily reflecting the expansion of our sales force resulting from the acquisitions of Novacept and Proxima in March 2004 and March 2005, respectively, as well as costs to integrate and cross-train our sales forces following the Proxima acquisition. We also incurred additional sales and marketing costs as we continue to support our international expansion efforts.

General and Administrative

General and administrative costs increased to $10.7 million for the three months ended March 31, 2005, an increase of 44% as compared to $7.4 million for the same period of 2004, largely due to the addition of administrative costs at our surgical products business, increased personnel and facility costs to support the growth of our business, and, to a lesser degree, legal costs associated with litigation (see Note 14 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q for an update regarding ongoing litigation in the first quarter of 2005). As a percentage of net sales, general and administrative expenses represented 9.4% of net sales for the three months ended March 31, 2005 as compared to 9.2% of net sales for the three months ended March 31, 2004.

Arbitration Decision

On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against us alleging that we underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”) (see Note 14 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q for details). In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision. According to the award, we are required to pay a one percent royalty on the net sales of all ThinPrep Pap disposable components, both for the period from November 17, 2000 to December 31, 2004 (the “Retroactive Royalties”) as well as for future sales, plus interest related to the Retroactive Royalties. The panel determined that the applicable statute of limitations limited the Retroactive Royalties to sales from November 17, 2000. The panel also awarded DEKA the recovery of audit costs related to the royalty audit conducted after the dispute arose, as well as reimbursement for a portion of DEKA’s legal fees and expenses relating to the arbitration proceeding. As to DEKA’s other claims, with the exception of certain equitable defenses, the arbitration panel found in favor of us. The panel rejected DEKA’s contentions of bad faith, finding that we did not act irrationally or in a secretive manner, did not engage in deceptive trade practices and did not breach any fiduciary duties. In addition, the panel rejected DEKA’s claim for treble damages.

As a result of the arbitration panel’s decision, we have recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, we filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as we believe the award manifestly disregarded applicable law as well as the language of the underlying agreement.

Other (Expense) Income, net

We recorded interest expense of $1.8 million for the three months ended March 31, 2005 related to our 2.25% convertible notes due 2024, which were issued on March 22, 2004, including amortization of $0.4 million of deferred financing costs associated with the issuance of these notes. Before March 22, 2004, we did not have any long-term debt obligations. Interest income increased to $0.9 million for the three months ended March 31, 2005 as compared to $0.7 million for the same period of 2004, as the average interest rate was higher during the three months ended March 31, 2005 as compared to the same period in the prior year.

Income Taxes

Our effective tax rate for the three months ended March 31, 2005 was 36.5%. This compares to an effective tax rate of 39% for the same period of 2004, which tax rate excludes the effects of the non-deductible $19.1 million in-process research and development charge incurred in connection with the Novacept acquisition in March 2004. The decrease is due to savings from tax planning initiatives which began in 2003 as well as the impact in 2005 of the American Jobs Creation Act of 2004. We estimate that our effective tax rate for fiscal year 2005 will be 36.5%, as we continue to recognize tax savings from these tax planning initiatives.

Liquidity and Capital Resources

At March 31, 2005, we had cash, cash equivalents and investment securities totaling $107.9 million. Cash provided by operations was $36.9 million for the three months ended March 31, 2005, an increase of 62% compared to $22.8 million during the same period of 2004, primarily as a result of increased net sales and tax benefits from the Novacept and Proxima acquisitions. Our net accounts receivable increased 8% to $68.5 million at March 31, 2005, as compared to $63.6 million at December 31, 2004, reflecting growth in net sales as well the addition of receivables from the growth of our surgical products division, which was acquired in March 2004 and expanded in March 2005 with the acquisition of Proxima. Our Days Sales Outstanding increased from 50 days at December 31, 2004 to 54 days at March 31, 2005. We have had no significant issues of collectibility. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to the estimated number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 14% to $19.7 million at March 31, 2005, as compared to $17.3 million at December 31, 2004, reflecting the addition of inventory from our acquisition of Proxima and growth in inventory to support our international operations.

Our investing activities used cash of $71.2 million during the three months ended March 31, 2005, primarily related to the purchase of Proxima in March 2005, partially offset by proceeds from sales of investment securities. We paid $162.7 million to purchase Proxima (of which $158.1 million was paid as of March 31, 2005), including $2.7 million of acquisition-related costs, using a combination of cash, cash equivalents and investment securities to fund the purchase. During the three months ended March 31, 2005, we invested $7.1 million in equipment for customer usage agreements, of which $5.7 million represented ThinPrep Imaging

Systems for use at customer sites. We also made $3.8 million of capital expenditures during the first quarter of 2005, related primarily to the expansion of our manufacturing and administrative facilities to support the growth of our business as well as costs to manufacture the ThinPrep Imaging System units to be placed at customer sites under usage agreements.

Our financing activities during the three months ended March 31, 2005 generated cash of $5.5 million as a result of proceeds from the exercise of stock options. During the first three months of 2004, our financing activities consisted primarily of cash generated from our private placement of $250 million of convertible notes and the exercise of stock options.

Long-Term Debt and Contractual Obligations. On March 22, 2004, we completed the sale of $250 million aggregate principal amount of our 2.25% convertible notes due 2024. The convertible notes were sold to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds from the offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.3 million, net of debt issue costs of $7.7 million. The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004. Holders may require us to repurchase the notes on March 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the repurchase date. We may redeem any of the notes beginning March 20, 2009, by giving holders at least 30 days’ notice. We may redeem the notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

As of March 31, 2005, we had no material additions to the contractual cash obligations described in our annual report on Form 10-K for the fiscal year ended December 31, 2004, except for the potential future earn-out payments relating to our acquisition of Proxima (see Note 2 to our condensed consolidated financial statements).

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective for us as of January 1, 2006.

Certain Factors Which May Affect Future Results

The forward-looking statements in this Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding management’s expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, product plans and performance, research and development plans, the successful integration of new technologies or businesses, regulatory uncertainties, potential savings to the healthcare system, management’s assessment of market factors, costs and uncertainties related to current or future litigation, and the determination of the amount of the final award for the DEKA Products Limited Partnership arbitration, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “would,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words.

In addition to the risk factors detailed below related to our acquisition of Proxima, the factors listed under “Certain Factors Which May Affect Future Results” in our annual report on Form 10-K for the fiscal year ended December 31, 2004, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Risks related to our acquisition of Proxima

Sales of our MammoSite System and GliaSite System are dependent on third-party reimbursement.

Widespread adoption of our newly acquired MammoSite Radiation Therapy System and the GliaSite Radiation Therapy System in the United States and other countries is dependent upon the ability of healthcare providers and laboratories to secure adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. Although treatments using the MammoSite System or the GliaSite System are reimbursed by many private healthcare insurance and managed care payors, we cannot guarantee that reimbursement will increase or continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and in the United States and other countries to use the MammoSite System or the GliaSite System instead of existing therapies such as whole breast irradiation and brachytherapy or the products of our competitors. Also, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our MammoSite product or license or sell our GliaSite product, and may negatively affect our efforts to increase adoption of MammoSite or GliaSite products in these foreign jurisdictions.

If we are unable to compete effectively against existing and future competitors, sales of our MammoSite System could decline.

The market for products treating breast cancer is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Improvements in existing competitive products or the introduction of new competitive products may reduce our ability to compete for sales, particularly if those competitive products demonstrate better safety or effectiveness, clinical results, ease of use or lower cost than the MammoSite System. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments, our sales of MammoSite could fail to grow or could decline and our operating results may be adversely affected.

If breast surgeons, radiation oncologists and patients do not adopt the MammoSite System as a preferred treatment for early stage breast cancer, the intended benefits of our acquisition of Proxima may not be realized and the market price of our common stock could decline.

The main product acquired as a result of our acquisition of Proxima is the MammoSite System, which is used to treat early stage breast cancer. The MammoSite System is supported by only four years of patient follow-up studies from the initial 43-patient study that was designed to gain clearance from the Food and Drug Administration (“FDA”) and the one year follow-up study from a 1,600-patient registry following the FDA clearance. We could discover that the results of these clinical trials are not indicative of results experienced in the market over time. Furthermore, some of the existing data has been produced in studies that involve relatively small patient groups, and such data may not be reproduced in wider patient populations. Currently, we are competing against breast cancer treatment using external beam radiation, which has longer-term data on patient outcome.

We may have difficulty gaining further acceptance of the MammoSite System among breast surgeons, radiation oncologists and patients for a number of reasons including:

•                  the introduction or existence of competing products or technologies that may be more effective, safer or easier to use than the MammoSite System;

•                  the results of long-term clinical studies relating to the effectiveness of the MammoSite System;

•                  the availability of alternative treatments or procedures that provide comparable levels of treatment for breast cancer at a lower cost than the MammoSite System;

•                  breast surgeons, radiation oncologists and patient perceptions of the MammoSite System as compared to other treatments for breast cancer; and

•                  the continued availability of satisfactory reimbursement from healthcare payors for breast cancer treatment procedures.

We believe that continued recommendation and support for the use of the MammoSite System by influential breast surgeons and radiation oncologists and treatment centers are essential for widespread market acceptance. If the MammoSite System does not continue to receive support from these key constituencies, or if longer-term data do not  provide continued support for the clinical efficacy of the MammoSite System, breast surgeons and radiation oncologists may not use, and hospitals and outpatient surgery centers may not purchase, the MammoSite System. If this occurs, the intended benefits of the acquisition, such as increased net sales, may not be realized and the market price of our common stock could decline.

Our reliance on single source or limited source suppliers to manufacture the MammoSite System could adversely affect our sales of the MammoSite System.

We currently obtain certain key components of the MammoSite System from single or a limited number of sources. Significant portions of key components and processes relating to the MammoSite System are purchased from single sources due to technology, availability, price, quality and other considerations. Key components and processes currently obtained from single sources include radioisotopes, certain balloons and certain other items used in the design and manufacture of the MammoSite System. We attempt to mitigate these risks by working closely with key suppliers regarding our supply needs and we have qualified backup vendors for several of our key components. However, although we believe that alternative sources for these components are available, a supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. Switching components may require product redesign and submission to the FDA of a pre-market supplement or possibly a separate pre-market approval, either of which could significantly delay production. If we are unable to obtain sufficient quantities of these components that meet our quality and technical requirements at reasonable prices and in a timely manner, we will not be able to manufacture and sell our MammoSite System on a timely and cost-competitive basis, which may materially and adversely affect our operating results.

If we are unable to prevent third parties from using the intellectual property related to the MammoSite System and the GliaSite System, our ability to market the MammoSite System and GliaSite System will be harmed and our operating results could be adversely affected.

With our acquisition of Proxima, we acquired all of Proxima’s intellectual property rights, including those with respect to the MammoSite System and the GliaSite System. If we fail to protect, defend and maintain the intellectual property rights with respect to the MammoSite and GliaSite Systems or if we are subject to a successful third party claim of infringement, the competitive position of the MammoSite and GliaSite Systems could be impaired. In addition, infringement, interference and other intellectual property claims and proceedings, with or without merit, are expensive and time-consuming to litigate and could adversely affect our business, financial condition and operating results.

If we are unable to divest the GliaSite System, we may incur a loss.

As a result of our acquisition of Proxima, we acquired the GliaSite System, which is used in the treatment of malignant brain tumors. We are in the process of seeking to divest the GliaSite System. If we are unable to divest this business and are unable to compete effectively against existing and future competitors, sales of our GliaSite System could decline and we may incur a loss relating to this product line.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. All of our investments are in investment-grade commercial paper, corporate bonds, municipal bonds, auction rate securities and U.S. Government and agency securities that are carried at fair value on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents and investment securities is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our business outside the United States is conducted primarily in local currency, except in Costa Rica, where the majority of business is conducted in the U.S. dollar. We have no foreign exchange contracts, option contracts, or other foreign hedging arrangements. We estimate that any market risk associated with our foreign operations is not significant and is unlikely to have a material adverse effect on our business, financial condition or results of operations.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against us alleging that we underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”). Under the 1993 DEKA Agreement, we are obligated to pay a one percent royalty on net sales of the ThinPrep 2000 and 3000 Processors plus “…any filter cylinder or similar disposable….” The dispute concerned the method of calculating royalties on the sale of the single use disposable ThinPrep Pap Test kit. The 1993 DEKA Agreement required disputes to be resolved through binding arbitration. The ThinPrep 2000 and 3000 Processors may be used to prepare both gynecological and/or non-gynecological specimen slides. Our gynecological product, the ThinPrep Pap Test, consists of four disposable components sold in a kit: our patented preservative solution and filter, a proprietary microscope slide, and collection devices manufactured for us by third parties. With respect to the ThinPrep Pap Test, we formerly calculated the royalty owed to DEKA based only on the value of the filter, not the full kit. Specifically, we used a cost-ratio method to derive the portion of ThinPrep Pap Test kit sales price attributable to the filter. DEKA, however, challenged our method of calculating the royalty and sought a one percent royalty on the entire Thin Prep Pap Test kit rather than on just the filter. DEKA also made claims that we breached an implied covenant of good faith; engaged in deceptive trade practices; breached an alleged fiduciary duty; and sought treble damages.

In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision. According to the award, we are required to pay a one percent royalty on the net sales of all ThinPrep Pap disposable components, both for the period from November 17, 2000 to December 31, 2004 (the “Retroactive Royalties”) as well as for future sales, plus interest related to the Retroactive Royalties. The panel determined that the applicable statute of limitations limited the Retroactive Royalties to sales from November 17, 2000. The panel also awarded DEKA the recovery of audit costs related to the royalty audit conducted after the dispute arose, as well as reimbursement for a portion of DEKA’s legal fees and expenses relating to the arbitration proceeding. As to DEKA’s other claims, with the exception of certain equitable defenses, the arbitration panel found in favor of us. The panel rejected DEKA’s contentions of bad faith, finding that we did not act irrationally or in a secretive manner, did not engage in deceptive trade practices and did not breach any fiduciary duties. In addition, the panel rejected DEKA’s claim for treble damages.

As a result of the arbitration panel’s decision, we have recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, we filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as we believe the award manifestly disregarded applicable law as well as the language of the underlying agreement.

On December 13, 2002, a purported federal securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against us and two of our officers, on behalf of a purported class of all persons who purchased our common stock between July 25, 2001 and June 25, 2002. The complaint alleged that the defendants failed to disclose material facts and made materially misleading misstatements about our historical and future financial performance. Since the initial suit was filed, five additional suits were filed in the same court, making the same or substantially similar allegations. The six actions were consolidated into a single proceeding. We filed a motion to have the case dismissed and in March 2005, the case was dismissed without prejudice. Subsequently, the plaintiffs’ counsel has confirmed the plaintiffs’ intent not to appeal the United States District Court’s ruling and their intent not to file a further amended complaint or take any other action to continue the prosecution of their claims.

We are subject to legal claims and assertions in the ordinary course of business. Except for the matters described in our annual report on Form 10-K for the year ended December 31, 2004, filed with the SEC, we are not aware of any such claims or assertions that could have a material effect on us.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Our stock repurchase program was established in January 2002. The repurchase program may be suspended at any time and from time to time without prior notice. The repurchase program was suspended in January 2004 and no shares have been repurchased since that time. We announced in April 2005 that we are reactivating our stock repurchase program to repurchase shares of our common stock through open market purchases that will be made from time to time as market conditions allow. Shares repurchased under the program will be held in our treasury and will be available for a variety of corporate purposes. As of March 31, 2005, we have repurchased 15,279,039 shares under the program with an aggregate cost of $157.4 million. As a result of the reactivation of the stock repurchase program, we may repurchase our common stock with a value of up to $50 million.

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

31.2 *

Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CYTYC CORPORATION
Date: May 10, 2005	By:	/s/ TIMOTHY M. ADAMS
Timothy M. Adams
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.
3.2(1)	Amended and Restated By-Laws of Cytyc Corporation.
3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
4.1(3)	Specimen certificate representing the Common Stock.
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

31.2 *

Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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