Form 10-Q
period 2005-06-30
CYTYC CORP
filed 2005-08-05
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of July 28, 2005 was 112,240,621.

Total Number of Pages: 29

Exhibit index located on page 29

CYTYC CORPORATION

IND EX TO FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytyc Corporation

250 Campus Drive

Marlborough, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Cytyc Corporation and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows for the six-month period ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

July 26, 2005

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$52,353	$86,277
Investment securities	44,603	146,018
Accounts receivable, net of allowance of $1,243 and $1,152 at June 30, 2005 and December 31, 2004, respectively	69,459	63,636
Inventories	23,126	17,310
Deferred tax assets, net	3,712	3,737
Prepaid expenses and other current assets	4,418	3,812

Total current assets	197,671	320,790

Property and equipment, net	103,672	91,512

Intangible assets:
Patents and developed technology, net of accumulated amortization of $9,037 and $6,423 at June 30, 2005 and December 31, 2004, respectively	195,994	96,708
Goodwill	368,479	292,200

Total intangible assets	564,473	388,908

Other assets, net	7,420	8,140

Total assets	$873,236	$809,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,113	$10,285
Accrued expenses	40,349	30,029
Deferred revenue	3,967	2,271

Total current liabilities	54,429	42,585

Deferred tax liabilities, net	63,909	29,142

Long-term debt and other non-current liabilities	251,517	250,178

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—Authorized—5,000,000 shares No shares issued or outstanding	—	—
Common stock, $0.01 par value—Authorized—400,000,000 shares Issued—129,687,967 and 128,707,272 shares in 2005 and 2004, respectively Outstanding—112,218,077 and 113,428,233 shares in 2005 and 2004, respectively	1,297	1,287
Additional paid-in capital	485,189	467,265
Treasury stock, at cost: 17,469,890 and 15,279,039 shares in 2005 and 2004, respectively	(207,503)	(157,447)
Accumulated other comprehensive income	2,240	3,108
Retained earnings	222,158	173,232

Total stockholders’ equity	503,381	487,445

Total liabilities and stockholders’ equity	$873,236	$809,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$125,381	$99,474	$238,786	$180,199
Cost of sales	26,106	21,655	50,033	36,838

Gross profit	99,275	77,819	188,753	143,361

Operating expenses:
Research and development	7,958	5,295	14,757	9,607
In-process research and development	—	—	—	19,100
Sales and marketing	33,708	27,391	63,391	47,564
General and administrative	11,490	8,819	22,197	16,265
Arbitration decision	—	—	7,807	—

Total operating expenses	53,156	41,505	108,152	92,536

Income from operations	46,119	36,314	80,601	50,825
Other expense, net:
Interest income	526	391	1,418	1,105
Interest expense	(1,792)	(1,789)	(3,584)	(1,789)
Other	(703)	(174)	(1,386)	(673)

Total other expense, net	(1,969)	(1,572)	(3,552)	(1,357)

Income before provision for income taxes	44,150	34,742	77,049	49,468
Provision for income taxes	16,115	12,866	28,123	26,056

Net income	$28,035	$21,876	$48,926	$23,412

Net income per common share:
Basic	$0.25	$0.20	$0.43	$0.21

Diluted	$0.23	$0.19	$0.41	$0.21

Weighted average common shares outstanding:
Basic	113,173	110,840	113,417	110,380
Diluted	124,796	123,329	125,281	118,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$48,926	$23,412
Depreciation and amortization	11,071	7,140
Provision for doubtful accounts	223	153
Acquired in-process research and development	—	19,100
Amortization of deferred financing costs	772	381
Compensation expense related to issuance of stock to directors and executives	423	294
Change in deferred income taxes	17,585	(1,134)
Changes in assets and liabilities, excluding effects of acquisition:
Accounts receivable	(4,440)	(10,198)
Inventories	(4,899)	(1,114)
Prepaid expenses and other current assets	819	(1,369)
Accounts payable	(378)	(4,923)
Accrued expenses	7,528	2,905
Deferred revenue	1,776	1,901
Tax benefit from exercise of stock options	3,836	3,652

Net cash provided by operating activities	83,242	40,200

Cash flows from investing activities:
Acquisition of Proxima, net of cash acquired	(161,798)	—
Acquisition of Novacept, net of cash acquired	—	(309,321)
Decrease (increase) in other assets	439	(274)
Increase in equipment under customer usage agreements	(14,185)	(15,686)
Purchases of property and equipment, net	(7,392)	(4,199)
Purchases of investment securities	(1,034)	(26,938)
Proceeds from sale/maturity of investment securities	103,559	66,437

Net cash used in investing activities	(80,411)	(289,981)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	242,384
Purchase of treasury shares	(50,056)	(1,680)
Proceeds from issuance of shares under employee stock purchase plan	1,443	769
Proceeds from exercise of stock options	12,233	16,494

Net cash (used in) provided by financing activities	(36,380)	257,967

Effect of exchange rate changes on cash	(375)	(195)

Net (decrease) increase in cash and cash equivalents	(33,924)	7,991
Cash and cash equivalents, beginning of period	86,277	71,597

Cash and cash equivalents, end of period	$52,353	$79,588

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

(2) Acquisition Activity

(a) Acquisition of Proxima

On March 7, 2005, the Company acquired Proxima Therapeutics, Inc. (“Proxima”), a privately held company located in Alpharetta, Georgia, in a non-taxable transaction in which Polaris Acquisition Corp., a newly formed, wholly-owned subsidiary of Cytyc (“Merger Sub”), merged with and into Proxima (the “Merger”). Pursuant to the Merger, Proxima’s name changed to Cytyc Surgical Products II, Inc. The Merger was effected pursuant to the Agreement and Plan of Merger and Reorganization, dated as of February 9, 2005, among Cytyc, Merger Sub and Proxima (the “Merger Agreement”). As a result of the Merger, all of Proxima’s fully-diluted equity immediately prior to the Merger was automatically converted into the right to receive an initial cash payment of approximately $160 million, all of which was paid as of June 30, 2005, plus earn out payments tied to future performance milestones. The earn out payments are based on incremental sales growth in the breast-related products during 2005 and 2006, are subject to an aggregate cap of $65 million and will be recorded as additional goodwill when paid, if at all. The initial payment was paid with Cytyc’s available cash. Per the Merger Agreement, $15.8 million of the purchase price was placed in escrow to satisfy potential claims.

Proxima develops and markets delivery systems for the treatment of cancer. Proxima has two core products, the MammoSite® Radiation Therapy System (“MammoSite”) for the treatment of early-stage breast cancer and the GliaSite® Radiation Therapy System (“GliaSite”) for the treatment of malignant brain tumors. The acquisition of Proxima is intended to build on Cytyc’s reputation and leadership position in providing innovative medical technologies for women’s health and to further expand the Company’s innovative product offerings to include breast cancer treatment. The purchase price was supported by estimates of future revenue and earnings of Proxima, as well as the value of the intellectual property, sales force and other projected synergies.

The aggregate purchase price for Proxima was $163.1 million, of which $160 million represented cash payable to Proxima shareholders and $3.1 million represented acquisition-related fees and expenses. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of operations of Proxima have been included in the accompanying condensed consolidated statement of income from the date of the acquisition. In accordance with SFAS No. 141, the total purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of current fair values and may change as additional information becomes available. The goodwill and other intangible assets resulting from the acquisition will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets.

Purchase Price Allocation

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition, for an aggregate purchase price of approximately $163.1 million, including acquisition costs.

Amount
(in thousands)
Current assets	$6,622
Property and equipment	379
Patents and developed technology	101,900
Goodwill	76,279
Other assets	507
Current liabilities	(4,143)
Long-term liabilities	(587)
Deferred tax liability and valuation allowance—long-term	(17,827)

$163,130

As part of the purchase price allocation, all intangible assets were identified and valued. Of the total purchase price, the Company allocated $101.9 million to patents and developed technology (primarily associated with MammoSite), which is being amortized using the cash flow method over 15 years. Under the cash flow method, amortization is calculated and recognized based upon the Company’s estimated net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are consumed in accordance with SFAS No. 142. The Company acquired $39.6 million of net operating loss carryforwards for which a deferred tax asset of $13.9 million, net of a $1.1 million valuation allowance, has been recorded and is included within the net deferred tax liability balance above.

Goodwill

The excess of the purchase price over the fair value of tangible and identifiable intangible net assets was allocated to goodwill, which is non-deductible for tax purposes and totaled $76.3 million. In accordance with SFAS No. 142, this amount will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test.

(b) Acquisition of Novacept

On March 24, 2004, Cytyc acquired Novacept, a privately held California corporation, in a non-taxable transaction. As a result of the Merger, all of Novacept’s issued and outstanding capital stock immediately prior to the Merger was automatically converted into the right to receive an aggregate of $321.4 million in cash. To satisfy certain claims as provided in the Merger Agreement, $27.5 million of the purchase price was placed in escrow, of which $10 million remains as of June 30, 2005. Novacept, renamed Cytyc Surgical Products following the acquisition, manufactures and markets the NovaSure® System, an endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding.

The aggregate purchase price for Novacept was $325.8 million, of which $321.4 million represented cash payable to Novacept shareholders and $4.4 million represented acquisition-related fees and expenses. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of operations of Novacept were included in the consolidated statement of operations from the date of the acquisition.

As part of the purchase price allocation, it was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, the Company allocated $19.1 million of the purchase price to in-process research and development projects. The acquired in-process research and development was charged to expense as of the date of the acquisition and included in the Company’s statement of income for the three months ended March 31, 2004. In addition, the Company allocated $83.7 million to patents and developed technology and $201.1 million to goodwill.

(c) Pro Forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2005 presents the combined results of operations of Cytyc and Proxima as if the acquisition had occurred as of January 1, 2005. The unaudited pro forma financial information for the three and six months ended June 30, 2004 presents the combined results of operations of Cytyc, Novacept and Proxima as if the acquisitions had occurred as of January 1, 2004. The pro forma results for the three and six months ended June 30, 2005 include $2.8 million of transaction fees and expenses incurred by Proxima, prior to the acquisition, related to the Merger. The pro forma results for the three and six months ended June 30, 2004 include $5.6 million of transaction fees and expenses incurred by Novacept related to the merger with Cytyc, but exclude $19.1 million of in-process research and development costs. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

Pro forma results for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$125,381	$103,576	$242,981	$200,072
Net income	28,016	20,778	45,621	33,637

Net income per common share:
Basic	$0.25	$0.19	$0.40	$0.30

Diluted	$0.23	$0.18	$0.38	$0.29

(3) Amortization of Intangible Assets

Amortization expense related to identifiable intangible assets that will continue to be amortized in the future, which consists of the Company’s patents and developed technology from acquisitions, was approximately $1,454,000 and $888,000 for the three months ended June 30, 2005 and 2004, respectively, and approximately $2,614,000 and $1,256,000 for the six months ended June 30, 2005 and 2004, respectively. Estimated amortization expense related to identifiable intangible assets is as follows:

Amount
(in thousands)
Remaining six months ending December 31, 2005	$4,194
Year ending December 31, 2006	10,843
Year ending December 31, 2007	14,487
Year ending December 31, 2008	17,274
Year ending December 31, 2009	19,555
Year ending December 31, 2010	19,142
Thereafter	110,499

Total	$195,994

(4) Investment Securities

Investment securities consist of municipal bonds, U.S. Government and agency securities, corporate bonds, commercial paper and auction rate securities. At June 30, 2005, the Company’s available-for-sale securities had contractual maturities at various dates through March 2007. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. The Company has the ability and intent to hold securities when fair value is less than cost.

At June 30, 2005 and December 31, 2004, the Company’s investment securities consisted of $5.3 million and $62.5 million, respectively, of auction rate securities (“ARS”) classified as available-for-sale. Although the ARS generally have original maturities in excess of one year from date of purchase, the underlying interest rates on these securities typically reset within one month. Therefore, these ARS are priced and subsequently traded as investment securities because of remarketing and the interest rate reset feature. Prior to January 1, 2005, the Company’s balances of ARS were previously classified as cash equivalents due to the Company’s intent and ability to quickly liquidate these securities to fund current operations and due to the pricing reset feature. With respect to evolving views regarding the accounting for ARS, the Company has reclassified the accompanying December 31, 2004 condensed consolidated balance sheet to no longer report ARS as cash equivalents. Beginning on January 1, 2005, such investments are now reported within the Company’s investment securities.

As a result of this reclassification, there was no impact on net cash used in investing activities within the condensed consolidated statement of cash flows for the six months ended June 30, 2004. The reclassification to the prior period balance sheet did not affect the Company’s key financial indicators such as the combined balance of cash, cash equivalents and investment securities, total assets, net sales, net income, diluted earnings per share or cash flows from operating activities. In addition, the Company does not believe a reader’s ability to understand other key aspects of the Company’s financial position or operations that might be pertinent to an investment decision has been affected as a result of the reclassification. As a result, the Company believes the effects of this reclassification are not material to the Company’s previously issued consolidated financial statements.

At June 30, 2005 and December 31, 2004, the cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
June 30, 2005
Available-for-sale securities
Municipal bonds (average maturity of 6.3 months)	$39,497	$1	$(145)	$39,353
Auction rate securities (average maturity of 1.1 month)	5,250	—	—	5,250

	$44,747	$1	$(145)	$44,603

December 31, 2004
Available-for-sale securities
Auction rate securities (average maturity of 0.7 months)	$62,450	$—	$—	$62,450
Municipal bonds (average maturity of 8.6 months)	59,590	1	(168)	59,423
U.S. government and agency securities (average maturity of 4.9 months)	14,153	14	(33)	14,134
Corporate bonds (average maturity of 6.0 months)	9,788	—	(27)	9,761
Commercial paper (average maturity of 1.5 months)	250	—	—	250

	$146,231	$15	$(228)	$146,018

(5) Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets at June 30, 2005 and December 31, 2004 consisted of:

	June 30, 2005	December 31, 2004
	(in thousands)
Inventories
Raw material and work-in-process	$11,194	$9,853
Finished goods	11,932	7,457

	$23,126	$17,310

Property and Equipment
Property and equipment	$96,146	$95,040
Equipment under customer usage agreements	53,669	42,380

	149,815	137,420
Less—accumulated depreciation and amortization	46,143	45,908

	$103,672	$91,512

(6) Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company’s product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Balance, beginning of year	$397	$925
New warranties	122	121
Payments	(156)	(598)
Adjustments	(27)	118

Balance, June 30	$336	$566

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

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This change in accounting principle became effective for periods ending after December 15, 2004 and, as required, has been applied on a retroactive basis. As a result of this new rule, potential common shares for the three and six months ended June 30, 2005 and 2004 include the effect of approximately 8.4 million shares of common stock (representing 8.4 million weighted average shares for the three and six months ended June 30, 2005, as well as the three months ended June 30, 2004, and 4.5 million weighted average shares for the six months ended June 30, 2004) related to the assumed conversion of the $250 million 2.25% convertible notes issued in March 2004, regardless of whether any of the triggering contingencies have been satisfied. These accounting rules also require that net income be adjusted to eliminate the interest expense related to the contingent convertible notes, net of the tax effect.

The following table provides a reconciliation of the net income and weighted average common shares used in calculating basic and diluted net income per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Numerator:
Net income, as reported, for basic earnings per share	$28,035	$21,876	$48,926	$23,412
Interest expense, net of tax	1,138	1,127	2,276	1,109

Net income, as adjusted, for diluted earnings per share	$29,173	$23,003	$51,202	$24,521

Denominator:
Basic weighted average common shares outstanding	113,173	110,840	113,417	110,380
Dilutive effect of assumed exercise of stock options	3,197	4,063	3,438	3,608
Dilutive effect of assumed conversion of convertible debt	8,426	8,426	8,426	4,469

Weighted average common shares outstanding assuming dilution	124,796	123,329	125,281	118,457

Basic net income per common share	$0.25	$0.20	$0.43	$0.21

Diluted net income per common and potential common share	$0.23	$0.19	$0.41	$0.21

Diluted weighted average common shares outstanding for the three months ended June 30, 2005 and 2004 excludes 6,173,526 and 4,997,568 potential common shares, respectively, from stock options outstanding and diluted weighted average common shares outstanding for the six months ended June 30, 2005 and 2004 excludes 5,615,770 and 7,811,156 potential common shares, respectively, from stock options outstanding, because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The Nasdaq National Market during the applicable periods and their effect would be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net income as reported	$28,035	$21,876	$48,926	$23,412
Assumed stock compensation cost, net of tax	6,429	11,705	12,705	23,193

Pro forma net income	$21,606	$10,171	$36,221	$219

Net income per common share:
Basic — as reported	$0.25	$0.20	$0.43	$0.21

Basic — pro forma	$0.19	$0.09	$0.32	$—

Diluted — as reported	$0.23	$0.19	$0.41	$0.21

Diluted — pro forma	$0.18	$0.09	$0.31	$—

The underlying assumptions used in the Black-Scholes model were as follows:

	June 30,
	2005	2004
Risk-free interest rate	3.8%	2.7%
Expected dividend yield	—	—
Expected lives (in years)	3.5	3.5
Expected volatility	54%	72%

9) Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income	$28,035	$21,876	$48,926	$23,412
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities	47	(143)	43	(178)
Foreign currency translation adjustments	(613)	(55)	(911)	(171)

Comprehensive income	$27,469	$21,678	$48,058	$23,063

(10) Stock Repurchase Program

During the second quarter of 2005, the Company reactivated its stock repurchase program to repurchase shares of Cytyc’s common stock through open market purchases that will be made from time to time as market conditions allow. Under this program, the Company has the authority to spend up to $200 million, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options during the period from August 1, 2002 to January 31, 2007. Shares repurchased under the program are held in the Company’s treasury and are available for a variety of corporate purposes. The program may be suspended at any time without prior notice. During the three months ended June 30, 2005, the Company repurchased approximately 2.2 million shares with a value of $50.1 million, including $0.1 million of commissions. No shares were repurchased from January 2004 through April 2005. As of June 30, 2005 and December 31, 2004, the Company had repurchased 17,469,890 and 15,279,039 shares, respectively, under the program, with an aggregate cost of $207.5 million and $157.4 million, respectively. All of the repurchased common shares were held in treasury. The repurchase program expires on January 31, 2007.

(11) Segment Information

The Company operates its business in two operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical products. These two operating segments are described below:

Diagnostic Products— This segment develops and markets the ThinPrep® System for use in diagnostic cytology applications primarily focused on women’s health. The ThinPrep System is widely used for cervical cancer screening and components of this platform were used by the Company to launch its expansion into breast cancer risk assessment with the FirstCyte Breast Test. The ThinPrep System consists of the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies such as the ThinPrep Pap Test and the Company’s proprietary ThinPrep PreservCyt solution.

Surgical Products— Following the acquisitions of Novacept on March 24, 2004 and Proxima on March 7, 2005, this segment includes the NovaSure® System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding, and the MammoSite® Radiation Therapy System for the treatment of early-stage breast cancer. The NovaSure System allows physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding to normal levels and consists of a single-use disposable device and a controller that delivers radio frequency energy to the lining of the uterus. The MammoSite® Radiation Therapy System is a single-use device for the treatment of breast cancer that positions radiation sources directly into the post-lumpectomy site to optimize radiation treatment delivery while minimizing damage to healthy tissue.

Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies and regulatory environments. Net sales by operating segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Diagnostic products	$89,744	$81,467	$176,709	$160,804
Surgical products	35,637	18,007	62,077	19,395

	$125,381	$99,474	$238,786	$180,199

(12) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective for Cytyc as of January 1, 2006. The Company is currently evaluating the impact that adoption of SFAS No. 123R will have on the Company’s financial position and results of operations.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company adopted the provisions of EITF Issue No. 05-6 on July 1, 2005 and such adoption did not have a significant effect on the Company’s financial position or results of operations.

(13) Commitments and Contingencies

On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against Cytyc alleging that Cytyc underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”). Under the 1993 DEKA Agreement, Cytyc is obligated to pay a one percent royalty on net sales of the ThinPrep 2000 and 3000 Processors plus “…any filter cylinder or similar disposable....” The dispute concerned the method of calculating royalties on the sale of the single use disposable ThinPrep Pap Test kit. The 1993 DEKA Agreement required disputes to be resolved through binding arbitration. The ThinPrep 2000 and 3000 Processors may be used to prepare both gynecological and/or non-gynecological specimen slides. Cytyc’s gynecological product, the ThinPrep Pap Test, consists of four disposable components sold in a kit: Cytyc’s patented preservative solution and filter, a proprietary microscope slide, and collection devices manufactured for Cytyc by third parties. With respect to the ThinPrep Pap Test, Cytyc formerly calculated the royalty owed to DEKA based only on the value of the filter, not the full kit. Specifically, Cytyc used a cost-ratio method to derive the portion of ThinPrep Pap Test kit sales price attributable to the filter. DEKA, however, challenged Cytyc’s method of calculating the royalty and sought a one percent royalty on the entire Thin Prep Pap Test kit rather than on just the filter. DEKA also made claims that Cytyc breached an implied covenant of good faith; engaged in deceptive trade practices; breached an alleged fiduciary duty; and sought treble damages.

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

As a result of the arbitration panel’s decision, Cytyc has recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, the Company filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as the Company believes the award manifestly disregarded applicable law as well as the language of the underlying agreement. The Company’s motion to vacate the arbitration award was denied by the United States District Court on July 7, 2005 and the Company is evaluating its legal alternatives.

On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in the United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by the Company’s ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against the Company in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in the United States District Court for the District of Massachusetts. Additionally, on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have the Company’s Massachusetts case dismissed. The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date. During a status conference on May 5, 2005, a so called Markman or claim construction hearing was scheduled for September 6-8, 2005. Based on the current case schedule, the Company anticipates that a trial will be scheduled to occur sometime in early-to-mid 2006. The Company believes that the claims against it are without merit and intends to vigorously defend this suit. Given the stage and current status of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

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

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. We are required to perform an impairment review for goodwill on an annual basis, or earlier if indicators of potential impairment exist. Based on our impairment review during 2004, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At June 30, 2005, we had $564.5 million of net intangible assets, of which $368.5 million represented goodwill. An impairment of our intangible assets could result in a material, non-cash expense in our consolidated statement of income.

Property and equipment are depreciated over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Included in property and equipment are equipment under customer-usage agreements (for example, a ThinPrep Processor or a ThinPrep Imaging System), where we install the equipment at customer sites under an agreement whereby customers commit to purchasing minimum quantities of disposable supplies from us over a defined contract term. Under these arrangements, the equipment remains our property and we have the right to either remove the equipment or increase the price per disposable if the customer does not consume at least the number of disposable supplies committed in the contract. The cost of the equipment is depreciated as cost of sales over its estimated useful life. Any change in conditions that would cause us to change our estimate as to the useful lives of a group or class of assets included in property and equipment may significantly increase or decrease our depreciation expense on a prospective basis. In January 2005, we revised our estimate of the useful lives of our equipment under customer-usage agreements from the specific contract terms (which are generally between three to five years) to a range of three to eight years, depending on the nature of the equipment under the usage agreement. This change in estimate was based on our assessment of historical usage patterns and the useful lives of similar devices. This change in estimate has been reflected in our operating results beginning on January 1, 2005 and will continue to be reflected prospectively and is not expected to have a material impact on our fiscal year 2005 financial statements for equipment under customer-usage agreements as of June 30, 2005.

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

Legal Proceedings. We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. During the three months ended March 31, 2005, we recorded a pre-tax charge in the amount of $7.8 million, which is in addition to the $1.3 million we had previously recorded, in connection with the arbitration panel’s decision regarding the DEKA Products Limited Partnership proceeding against Cytyc. Our significant legal proceedings are discussed in Note 13 to our condensed consolidated financial statements and in Part II, Item 1. “Legal Proceedings” of this Form 10-Q, as well as in our annual report on Form 10-K for the year ended December 31, 2004.

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

Results of Operations

Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	($ in millions)			($ in millions)
Diagnostic Products
Domestic	$77.0	$70.8	9%	$152.0	$140.4	8%
International	12.8	10.7	19%	24.7	20.4	21%

Total Diagnostic Products	89.8	81.5	10%	176.7	160.8	10%

Surgical Products (1)	35.6	18.0	98%	62.1	19.4	220%

Total Company	$125.4	$99.5	26%	$238.8	$180.2	33%

(1)	The surgical products division was created following our acquisition of Novacept on March 24, 2004. Our operating results for the six months ended June 30, 2004 include the results of Novacept from the date of acquisition. Our operating results for the six months ended June 30, 2005 include the results of Proxima from the date of acquisition (March 7, 2005).

Net sales for our diagnostic products division, which represented 72% and 74% of our consolidated net sales of the three and six months ended June 30, 2005, respectively, increased 10% in both the three and six months ended June 30, 2005, as compared to the same respective periods of 2004, due primarily to growth in net sales from fees for use of the ThinPrep Imaging System as well as continued growth in international sales of our ThinPrep Pap Test (the disposable supplies used in gynecological applications of the ThinPrep System). International net sales for our diagnostic products division increased by 19% and 21% in the three and six months ended June 30, 2005, respectively, from the same respective periods of 2004, as a result of an increased volume of ThinPrep Pap Test units sold. ThinPrep Pap Test sales to our largest customer, Quest Diagnostics, Inc., represented 12% of our consolidated net sales in the three and six months ended June 30, 2005. ThinPrep Pap Test sales to our two largest customers together represented 23% and 26% of our consolidated net sales in the same periods of 2004, respectively. Subsequent to the expiration of our agreement with Quest Diagnostics, Inc. on June 30, 2005, we have implemented an arrangement that includes terms to supply both instrumentation and disposables of the ThinPrep System to meet their customers’ demand.

Net sales for our surgical products division, which was created following our acquisition of Novacept (renamed Cytyc Surgical Products) on March 24, 2004, were $35.6 million for the three months ended June 30, 2005 as compared to $18.0 million for the three months ended June 30, 2004, primarily reflecting an increase in both unit sales and pricing of the NovaSure single-use disposable devices as well as the first full quarter of sales of the MammoSite Radiation Therapy single-use disposable devices following the acquisition of Proxima on March 7, 2005. Net sales for our surgical products division were $62.1 million and $19.4 million for the six months ended June 30, 2005 and 2004, respectively, reflecting NovaSure sales following the March 24, 2004 acquisition of Novacept and MammoSite sales following the March 7, 2005 acquisition of Proxima. Sales of NovaSure single-use disposable devices represented 76% and 79% of surgical product division net sales for the three and six months ended June 30, 2005, respectively, and sales of the MammoSite single-use devices represented 15% and 10% of surgical product division net sales for the three and six months ended June 30, 2005, respectively.

Gross Margin

Our gross margin was 79% during both the three and six months ended June 30, 2005 as compared to 78% and 80% during the same respective periods in 2004. The gross margin has remained fairly consistent, as the impact of higher domestic net sales of the ThinPrep Pap Test and increasing sales of the NovaSure and MammoSite disposable devices at our surgical products division were offset by increased placements of the ThinPrep Imaging System and growth in international sales of our diagnostic products, both of which generally have lower profit margins.

Operating Expenses

Total operating expenses increased to $53.2 million and $108.2 million for the three and six months ended June 30, 2005, respectively, an increase of 28% and 17%, respectively, as compared to $41.5 million and $92.5 million for the same respective periods of 2004. Operating expenses include a $7.8 million charge in the six months ended June 30, 2005 as a result of an arbitration decision (see Note 13 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q), and a charge of $19.1 million in the six months ended June 30, 2004 to write off acquired in-process research and development costs related to the acquisition of Novacept. The following is a summary of operating expenses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	($ in millions)				($ in millions)
Research and development	$8.0	6%	$5.3	5%	$14.8	6%	$9.6	5%
In-process research and development	—	—	—	—	—	—	19.1	11%
Sales and marketing	33.7	27%	27.4	28%	63.4	27%	47.6	26%
General and administrative	11.5	9%	8.8	9%	22.2	9%	16.2	9%
Arbitration decision	—	—	—	—	7.8	3%	—	—

Total operating expenses	$53.2	42%	$41.5	42%	$108.2	45%	$92.5	51%

Research and Development

Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System, the NovaSure System and the MammoSite Radiation Therapy System, through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic and surgical devices and therapeutic applications for women’s health. Our research and development costs increased to $8.0 million and $14.8 million for the three and six months ended June 30, 2005, an increase of 50% and 54%, respectively, as compared to the same respective periods of 2004, reflecting the first full quarter of expenses supporting the MammoSite Radiation Therapy System, our efforts to continue to improve the NovaSure System and the MammoSite Radiation Therapy System by augmenting our medical development team, increasing clinical trial costs in support of the FirstCyte Breast Test, as well as $0.6 million and $1.4 million of incremental non-cash amortization of the developed technology intangible asset in the three and six months ended June 30, 2005, respectively, that resulted from our acquisitions of Novacept in March 2004 and Proxima in March 2005.

In-Process Research and Development

As part of the allocation of the purchase price of Novacept in March 2004, all intangible assets were identified and valued. It was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, we allocated approximately $19.1 million of the purchase price to in-process research and development projects for the six months ended June 30, 2004. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development activities primarily associated with an upgrade to the radio frequency (“RF”) Controller, a primary component of the NovaSure System. At the date of acquisition, the development of the next generation RF Controller had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition. There were no such charges in connection with our acquisition of Proxima in March 2005.

Sales and Marketing

Sales and marketing costs increased to $33.7 million and $63.4 million for the three and six months ended June 30, 2005, respectively, an increase of 23% and 33%, respectively, as compared to the same respective periods of 2004. This increase was mainly due to an increase in sales and marketing costs at our surgical products business of approximately $3.8 million and $11.7 million for the three and six months ended June 30, 2005, respectively, as compared to the same respective periods in 2004, primarily reflecting the expansion of our sales force resulting from the acquisitions of Novacept and Proxima in March 2004 and March 2005, costs to integrate and cross-train our sales forces following the Proxima acquisition and increased selling efforts in support of the ThinPrep Imaging System. We also incurred additional international sales and marketing costs of $1.5 million and $2.2 million for the three and six months ended June 30, 2005, respectively, as compared to the same respective periods in 2004, as we continue to support our expansion efforts.

General and Administrative

General and administrative costs increased to $11.5 million and $22.2 million for the three and six months ended June 30, 2005, respectively, an increase of 30% and 36%, respectively, as compared to $8.8 million and $16.2 million for the same respective periods of 2004, primarily due to increased personnel and facility costs to support the growth of our business, increased efforts to enhance and expand our management information systems, increased costs relating to product liability insurance largely due to the expansion of our business and legal costs associated with litigation (see Note 13 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q for an update regarding ongoing litigation in the first two quarters of 2005). As a percentage of net sales, general and administrative expenses remained at 9% for the three and six months ended June 30, 2005 and 2004.

Arbitration Decision

On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against us alleging that we underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”) (see Note 13 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q for details). In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision. According to the award, we are required to pay a one percent royalty on the net sales of all ThinPrep Pap disposable components, both for the period from November 17, 2000 to December 31, 2004 (the “Retroactive Royalties”) as well as for future sales, plus interest related to the Retroactive Royalties. The panel determined that the applicable statute of limitations limited the Retroactive Royalties to sales from November 17, 2000. The panel also awarded DEKA the recovery of audit costs related to the royalty audit conducted after the dispute arose, as well as reimbursement for a portion of DEKA’s legal fees and expenses relating to the arbitration proceeding. As to DEKA’s other claims, with the exception of certain equitable defenses, the arbitration panel found in favor of us. The panel rejected DEKA’s contentions of bad faith, finding that we did not act irrationally or in a secretive manner, did not engage in deceptive trade practices and did not breach any fiduciary duties. In addition, the panel rejected DEKA’s claim for treble damages.

As a result of the arbitration panel’s decision, we have recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, we filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as we believe the award manifestly disregarded applicable law as well as the language of the underlying agreement. Our motion to vacate the arbitration award was denied by the United States District Court on July 7, 2005 and we are evaluating our legal alternatives.

Other Expense, net

We recorded interest expense of $1.8 million and $3.6 million for the three and six months ended June 30, 2005, respectively, related to our 2.25% convertible notes due 2024, which were issued on March 22, 2004, including amortization of $0.4 million and $0.8 million, respectively, of deferred financing costs associated with the issuance of these notes. Before March 22, 2004, we did not have any long-term debt obligations. Interest income increased slightly to $0.5 million and $1.4 million for the three and six months ended June 30, 2005, respectively, as compared to $0.4 million and $1.1 million for the same respective periods of 2004, as the average interest rate was higher during the three and six months ended June 30, 2005 as compared to the same periods in the prior year.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2005 was 36.5%. This compares to an effective tax rate of 37% and 38% for the same respective periods of 2004, which tax rates exclude the effects of the non-deductible $19.1 million in-process research and development charge incurred in connection with the Novacept acquisition in March 2004. The decrease is due to savings from tax planning initiatives which began in 2003 as well as the impact in 2005 of the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

At June 30, 2005, we had cash, cash equivalents and investment securities totaling $97.0 million. Cash provided by operations was $83.2 million for the six months ended June 30, 2005, an increase of 111% compared to $39.5 million during the same period of 2004, primarily as a result of increased net sales and tax benefits from the Novacept and Proxima acquisitions. Our net accounts receivable increased 9% to $69.5 million at June 30, 2005, as compared to $63.6 million at December 31, 2004, reflecting continued growth in net sales, as well as the addition of receivables from the growth of our surgical products division, which was created following our acquisition of Novacept in March 2004 and expanded in March 2005 with the acquisition of Proxima. Our Days Sales Outstanding decreased from 50 days at December 31, 2004 to 49 days at June 30, 2005. We have had no significant issues of collectibility. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to the estimated number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 34% to $23.1 million at June 30, 2005, as compared to $17.3 million at December 31, 2004, reflecting the addition of inventory from our acquisition of Proxima, an increase in disposable supplies for use with the ThinPrep Imaging System to meet customer demand, as well as an increase in inventory to support our international diagnostic products operations and domestic surgical products division.

Our investing activities used cash of $80.4 million during the six months ended June 30, 2005, primarily related to the purchase of Proxima in March 2005, partially offset by proceeds from sales and maturities of investment securities. We paid $163.1 million to purchase Proxima, including $3.1 million of acquisition-related costs, using a combination of cash, cash equivalents and investment securities to fund the purchase. During the six months ended June 30, 2005, we invested $14.2 million in equipment for customer usage agreements, of which $11.7 million represented ThinPrep Imaging Systems for use at customer sites. We also made $7.4 million of capital expenditures during the six months ended June 30, 2005, related primarily to our investment in manufacturing processes for both our diagnostic and surgical products as a result of the growth of our business, as well as costs to manufacture the ThinPrep Imaging System units to be placed at customer sites under usage agreements.

Our financing activities during the six months ended June 30, 2005 used cash of $36.4 million primarily related to our repurchase of $50.1 million of Cytyc common stock, including $0.1 million in commissions, as part of our stock repurchase program, partially offset by proceeds of $12.2 million and $1.4 million from the exercise of stock options and employee purchases of Cytyc common stock under the employee stock purchase plan, respectively. During the first six months of 2004, our financing activities consisted primarily of cash generated from our private placement of $250 million of convertible notes and the exercise of stock options.

Long-Term Debt and Contractual Obligations. On March 22, 2004, we completed the sale of $250 million aggregate principal amount of our 2.25% convertible notes due 2024. The convertible notes initially were sold to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. We subsequently filed a registration statement with the Securities and Exchange Commission to register the resale of the convertible notes. We used the proceeds from the offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.3 million, net of debt issuance costs of $7.7 million. The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004. Holders may require us to repurchase the notes on March 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the repurchase date. We may redeem any of the notes beginning March 20, 2009, by giving holders at least 30 days’ notice. We may redeem the notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

As of June 30, 2005, we had no material additions to the contractual cash obligations described in our annual report on Form 10-K for the fiscal year ended December 31, 2004, except for the potential future earn-out payments relating to our acquisition of Proxima (see Note 2 to our condensed consolidated financial statements).

We expect that our cash and cash equivalents, investment securities and cash flows from operating activities will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments and tax payments.

However, from time to time, we review our capital structure and financing arrangements. As a result of these reviews, we may periodically elect to pursue alternatives to our current structure, including the refinancing of our existing debt securities, the issuance of additional debt securities and the emplacement of a credit facility. In addition, if we make future acquisitions, we may be required to seek additional capital.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective for us as of January 1, 2006. We are currently evaluating the impact that adoption of SFAS No. 123R will have on our financial position and results of operations.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We adopted the provisions of EITF Issue No. 05-6 on July 1, 2005 and such adoption did not have a significant effect on our financial position or results of operations.

Certain Factors Which May Affect Future Results

The forward-looking statements in this Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding management’s expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, key customer relationships, product plans and performance, research and development plans, the successful integration of new technologies or businesses, regulatory uncertainties, potential savings to the healthcare system, management’s assessment of market factors, costs and uncertainties related to current or future litigation, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “would,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words.

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

Widespread adoption of our newly acquired MammoSite Radiation Therapy System and the GliaSite Radiation Therapy System in the United States and other countries is dependent upon the ability of healthcare providers to secure adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. Although treatments using the MammoSite System or the GliaSite System are reimbursed by many private healthcare insurance and managed care payors, we cannot guarantee that reimbursement will increase or continue to be available, or that reimbursement levels will be adequate to enable healthcare providers in the United States and other countries to use the MammoSite System or the GliaSite System instead of existing therapies such as whole breast irradiation and brachytherapy or the products of our competitors. Also, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our MammoSite product or license or sell our GliaSite product, and may negatively affect our efforts to increase adoption of MammoSite or GliaSite products in these foreign jurisdictions.

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

If we are unable to divest the GliaSite System or if we divest the GliaSite System for an amount less than what we paid for it, we may incur a loss.

As a result of our acquisition of Proxima, we acquired the GliaSite System, which is used in the treatment of malignant brain tumors. We are in the process of seeking to potentially divest the GliaSite System. If we are unable to divest this business and are unable to compete effectively against existing and future competitors, sales of our GliaSite System could decline and we may incur a loss relating to this product line. In addition, if we are unable to divest our GliaSite business at a price sufficient to recover the portion of the Proxima acquisition purchase price allocated to it, we will incur a loss.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As a result of the arbitration panel’s decision regarding our arbitration proceeding with DEKA (see Note 13 to our condensed consolidated financial statements), we have recorded a pre-tax charge in the six months ended June 30, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, we filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as we believe the award manifestly disregarded applicable law as well as the language of the underlying agreement. Our motion to vacate the arbitration award was denied by the United States District Court on July 7, 2005 and we are evaluating our legal alternatives.

On June 16, 2003, we filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by our ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against us in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts. Additionally, on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have our Massachusetts case dismissed. The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date. During a status conference on May 5, 2005, a so called Markman or claim construction hearing was scheduled for September 6-8, 2005. Based on the current case schedules we anticipate that a trial will be scheduled to occur sometime in early-to-mid 2006. We believe that the claims against us are without merit and intend to vigorously defend this suit. Given the stage and current status of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

We are subject to legal claims and assertions in the ordinary course of business. Except for the matters described in our annual report on Form 10-K for the year ended December 31, 2004 and in our quarterly report on Form 10-Q for the three months ended March 31, 2005, filed with the SEC, we are not aware of any such claims or assertions that could have a material effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2005	—	$—	—	(2)
May 2005	1,590,600	22.59	1,590,600	(2)
June 2005	600,251	23.43	600,251	(2)

Total	2,190,851	$22.82	2,190,851	5,989,195

(1)	Our stock repurchase program was established in January 2002. The repurchase program may be suspended at any time and from time to time without prior notice. The repurchase program was suspended in January 2004, but we reactivated our stock repurchase program during the second quarter of 2005 to repurchase shares of our common stock through open market purchases. Shares repurchased under the program are held in our treasury and are available for a variety of corporate purposes. Under this program, we have the authority to spend up to $200 million, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to our stock option holders upon exercise of their stock options during the period from August 1, 2002 to January 31, 2007. As of June 30, 2005 and December 31, 2004, we had repurchased 17,469,890 and 15,279,039 shares, respectively, under the program, with an aggregate cost of $207.5 million and $157.4 million, respectively. The repurchase program expires on January 31, 2007.

(2)	As described above, we have the authority to spend $200 million, plus the cost of purchasing additional shares issued upon exercise of stock options during the period from August 1, 2002 to January 31, 2007. Therefore, the maximum number of shares of common stock that may be purchased under the repurchase program depends on the total number of shares issued to our stock option holders upon exercise of their stock options during the period from August 1, 2002 to January 31, 2007. As of April 30, 2005, May 31, 2005 and June 30, 2005, we had issued 6,014,539 shares, 6,119,190 shares and 6,305,455 shares of common stock, respectively, to our stock option holders upon exercise of their stock options since August 1, 2002. In addition, on the first day of the quarter ended June 30, 2005, we had $42.6 million remaining from the $200 million authorized under the repurchase program. All of the remaining $42.6 million was used to repurchase shares in the quarter ended June 30, 2005. In June 2005, we also purchased 316,260 of the shares that were issued since August 1, 2002 upon exercise of stock options. Therefore, as of June 30, 2005, the maximum number of shares that may yet be purchased under the repurchase program was 5,989,195. However, this number will increase in the future as additional stock options are exercised. As of June 30, 2005, options to purchase 19,751,747 shares of common stock were outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 11, 2005 (the “2005 Annual Meeting”), our stockholders took the following actions:

1.	The approval of the following nominees as Class III Directors to the board of directors with the nominees receiving the following votes:

	For	Withheld
Brock Hattox	104,191,974	3,476,462
William McDaniel	105,833,455	1,834,981
Marla S. Persky	106,119,940	1,548,496

Each of the Class III Directors will serve for a three year term expiring at our annual meeting of stockholders in 2008, or until his or her successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2005 Annual Meeting. No other persons were nominated or received votes for election as our directors at the 2005 Annual Meeting.

2.	Our stockholders approved and adopted an amendment to Cytyc’s Third Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Cytyc’s common stock, $0.01 par value, to 400,000,000 from 200,000,000 (the “Charter Amendment”). The Charter Amendment became effective upon its filing with the Secretary of State of Delaware on June 8, 2005. With respect to such matter, the votes were cast as follows: 92,730,885 shares were voted for the proposal, 14,386,996 shares were voted against the proposal and 550,555 shares were abstained from voting on the proposal.

3.	Our stockholders ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. With respect to such matter, the votes were cast as follows: 106,792,960 shares were voted for the proposal, 488,752 shares were voted against the proposal and 386,724 shares were abstained from voting on the proposal.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.

3.2(1)	Amended and Restated By-Laws of Cytyc Corporation.

3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.

3.4(8)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation, as amended.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

15 *	Letter on Unaudited Interim Financial Information

31.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-19367).
(2)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q, filed August 14, 2000.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
(6)	Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.
(7)	Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.
(8)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed June 13, 2005.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: August 5, 2005	By:	/s/ TIMOTHY M. ADAMS
Timothy M. Adams
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of Cytyc Corporation.

3.2(1)	Amended and Restated By-Laws of Cytyc Corporation.

3.3(2)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.

3.4(8)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation, as amended.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

15 *	Letter on Unaudited Interim Financial Information

31.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-19367).
(2)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q, filed August 14, 2000.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
(6)	Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.
(7)	Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.
(8)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed June 13, 2005.
*	Filed herewith