Form 10-Q
period 2005-09-30
CYTYC CORP
filed 2005-11-02
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of October 27, 2005 was 113,949,039.

Total Number of Pages: 29

Exhibit index located on page 29

CYTYC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytyc Corporation

250 Campus Drive

Marlborough, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Cytyc Corporation and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

October 25, 2005

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,768	$86,277
Investment securities	39,058	146,018
Accounts receivable, net of allowance of $1,376 and $1,152 at September 30, 2005 and December 31, 2004, respectively	71,995	63,636
Inventories, net	23,195	17,310
Deferred tax assets, net	3,670	3,737
Prepaid expenses and other current assets	7,278	3,812

Total current assets	258,964	320,790

Property and equipment, net	109,633	91,512

Intangible assets:
Patents and developed technology, net of accumulated amortization of $10,870 and $6,423 at September 30, 2005 and December 31, 2004, respectively	194,161	96,708
Goodwill	368,479	292,200

Total intangible assets	562,640	388,908

Other assets, net	7,337	8,140

Total assets	$938,574	$809,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,948	$10,285
Accrued expenses	39,240	30,029
Deferred revenue	3,688	2,271

Total current liabilities	54,876	42,585

Deferred tax liabilities, net	68,657	29,142

Long-term debt and other non-current liabilities	251,923	250,178

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—Authorized—5,000,000 shares
No shares issued or outstanding	—	—
Common stock, $0.01 par value—Authorized—400,000,000 shares
Issued—131,288,989 and 128,707,272 shares in 2005 and 2004, respectively
Outstanding—113,819,099 and 113,428,233 shares in 2005 and 2004, respectively	1,313	1,287
Additional paid-in capital	513,750	467,265
Treasury stock, at cost: 17,469,890 and 15,279,039 shares in 2005 and 2004, respectively	(207,503)	(157,447)
Accumulated other comprehensive income	2,257	3,108
Retained earnings	253,301	173,232

Total stockholders’ equity	563,118	487,445

Total liabilities and stockholders’ equity	$938,574	$809,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$130,824	$102,787	$369,610	$282,986
Cost of sales	27,923	21,334	77,956	58,172

Gross profit	102,901	81,453	291,654	224,814

Operating expenses:
Research and development	8,245	5,424	23,002	15,031
In-process research and development	—	—	—	19,100
Sales and marketing	32,761	26,349	96,152	73,913
General and administrative	11,453	8,402	33,650	24,667
Arbitration decision	—	—	7,807	—

Total operating expenses	52,459	40,175	160,611	132,711

Income from operations	50,442	41,278	131,043	92,103
Other expense, net:
Interest income	596	492	2,014	1,597
Interest expense	(1,792)	(1,801)	(5,376)	(3,590)
Other	(202)	(30)	(1,588)	(703)

Total other expense, net	(1,398)	(1,339)	(4,950)	(2,696)

Income before provision for income taxes	49,044	39,939	126,093	89,407
Provision for income taxes	17,901	15,177	46,024	41,233

Net income	$31,143	$24,762	$80,069	$48,174

Net income per common share:
Basic	$0.28	$0.22	$0.71	$0.44

Diluted	$0.26	$0.21	$0.67	$0.42

Weighted average common shares outstanding:
Basic	112,889	111,412	113,243	110,707
Diluted	124,750	124,217	125,101	120,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$80,069	$48,174
Depreciation and amortization	16,882	11,818
Provision for doubtful accounts	436	(576)
Acquired in-process research and development	—	19,100
Amortization of deferred financing costs	1,157	777
Compensation expense related to issuance of stock to directors and executives	438	309
Change in deferred income taxes	22,362	(455)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(7,229)	(12,264)
Inventories	(4,957)	(744)
Prepaid expenses and other current assets	(2,044)	(4,903)
Accounts payable	1,460	(4,978)
Accrued expenses	6,894	18,697
Deferred revenue	1,513	1,748
Tax benefit from exercise of stock options	9,100	5,934

Net cash provided by operating activities	126,081	82,637

Cash flows from investing activities:
Acquisition of Proxima Therapeutics, Inc., net of cash acquired	(161,825)	—
Acquisition of Novacept, net of cash acquired	—	(309,330)
Decrease (increase) in other assets	133	(262)
Increase in equipment under customer usage agreements	(20,345)	(21,948)
Purchases of property and equipment, net	(11,208)	(14,125)
Purchases of investment securities	(3,593)	(36,522)
Proceeds from sale/maturity of investment securities	111,710	80,351

Net cash used in investing activities	(85,128)	(301,836)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	242,226
Purchase of treasury shares	(50,055)	(1,680)
Proceeds from issuance of shares under employee stock purchase plan	1,443	769
Proceeds from exercise of stock options	35,530	23,029

Net cash (used in) provided by financing activities	(13,082)	264,344

Effect of exchange rate changes on cash	(380)	(110)

Net increase in cash and cash equivalents	27,491	45,035
Cash and cash equivalents, beginning of period	86,277	71,597

Cash and cash equivalents, end of period	$113,768	$116,632

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

(2) Acquisition Activity

(a) Acquisition of Proxima

On March 7, 2005, the Company acquired Proxima Therapeutics, Inc. (“Proxima”), a privately held company located in Alpharetta, Georgia (the “Merger”). Pursuant to the Merger, Proxima’s name changed to Cytyc Surgical Products II, Inc. Proxima develops and markets delivery systems for the treatment of cancer. Proxima has two core products, the MammoSite® Radiation Therapy System (“MammoSite”) for the treatment of early-stage breast cancer and the GliaSite® Radiation Therapy System (“GliaSite”) for the treatment of malignant brain tumors. The acquisition of Proxima is intended to build on Cytyc’s reputation and leadership position in providing innovative medical technologies for women’s health and to further expand the Company’s innovative product offerings to include breast cancer treatment. The aggregate purchase price for Proxima was $163.1 million, of which $160 million represented cash payable to Proxima shareholders and $3.1 million represented acquisition-related fees and expenses. The purchase price may increase as a result of earn-out payments tied to future performance milestones. The earn-out payments are based on incremental sales growth in the breast-related products during 2005 and 2006, are subject to an aggregate cap of $65 million and will be recorded as additional goodwill when paid, if at all. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of operations of Proxima have been included in the accompanying condensed consolidated statement of income from the date of the acquisition.

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

$163,130

As part of the purchase price allocation, all intangible assets were identified and valued. Of the total purchase price, the Company allocated $101.9 million to patents and developed technology (primarily associated with MammoSite), which is being amortized using the cash flow method over 15 years. Under the cash flow method, amortization is calculated and recognized based upon the Company’s estimated net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are consumed in accordance with SFAS No. 142. The Company acquired $39.6 million of net operating loss carryforwards for which a deferred tax asset of $13.9 million, against which the Company recorded a $1.1 million valuation allowance, was recorded and included within the net deferred tax liability balance above.

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

(b) Acquisition of Novacept

On March 24, 2004, Cytyc acquired Novacept, a privately held California corporation, in a non-taxable transaction. Novacept, renamed Cytyc Surgical Products following the acquisition, manufactures and markets the NovaSure® System, an endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. The aggregate purchase price for Novacept was $325.8 million, of which $321.4 million represented cash payable to Novacept shareholders and $4.4 million represented acquisition-related fees and expenses. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 and accordingly, the results of operations of Novacept were included in the consolidated statement of operations from the date of the acquisition.

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

(c) Pro Forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2005 presents the combined results of operations of Cytyc and Proxima as if the acquisition had occurred as of January 1, 2005. The unaudited pro forma financial information for three and nine months ended September 30, 2004 presents the combined results of operations of Cytyc, Novacept and Proxima as if the acquisitions had occurred as of January 1, 2004. The pro forma results for the three and nine months ended September 30, 2005 include $2.8 million of transaction fees and expenses incurred by Proxima, prior to the acquisition, related to the Merger. The pro forma results for the three and nine months ended September 30, 2004 include $5.6 million of transaction fees and expenses incurred by Novacept related to the merger with Cytyc, but exclude $19.1 million of in-process research and development costs. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

Pro forma results for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$130,824	$106,637	$373,805	$306,708
Net income	$31,101	$23,512	$76,722	$57,149
Net income per common share:
Basic	$0.28	$0.21	$0.68	$0.52

Diluted	$0.26	$0.20	$0.64	$0.49

(3) Amortization of Intangible Assets

Amortization expense related to identifiable intangible assets that will continue to be amortized in the future, which consists of the Company’s acquired patents and developed technology, was approximately $1,833,000 and $924,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $4,447,000 and $2,179,000 for the nine months ended September 30, 2005 and 2004, respectively. Estimated amortization expense related to identifiable intangible assets is as follows:

Amount
(in thousands)
Remaining three months ending December 31, 2005	$2,361
Year ending December 31, 2006	10,843
Year ending December 31, 2007	14,487
Year ending December 31, 2008	17,274
Year ending December 31, 2009	19,555
Year ending December 31, 2010	19,142
Thereafter	110,499

Total	$194,161

(4) Investment Securities

Investment securities consist of municipal bonds, U.S. Government and agency securities, corporate bonds, commercial paper and auction rate securities, all of which are classified as available-for-sale. At September 30, 2005, the Company’s investment securities had contractual maturities at various dates through March 2007. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. The Company has the ability and intent to hold securities when fair value is less than cost.

At September 30, 2005 and December 31, 2004, investment securities consisted of $5.3 million and $62.5 million, respectively, of auction rate securities (“ARS”) classified as available-for-sale. Although the ARS generally have original maturities in excess of one year from date of purchase, the underlying interest rates on these securities typically reset within one month. Therefore, these ARS are priced and subsequently traded as investment securities because of remarketing and the interest rate reset feature. Prior to January 1, 2005, the balances of ARS were previously classified as cash equivalents due to the Company’s intent and ability to quickly liquidate these securities to fund current operations and due to the pricing reset feature. With respect to evolving views regarding the accounting for ARS, the Company has reclassified the accompanying December 31, 2004 condensed consolidated balance sheet to no longer report ARS as cash equivalents. Such investments are now reported within investment securities.

At September 30, 2005 and December 31, 2004, the cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

	Amortized Cost	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2005
Municipal bonds (average maturity of 5.3 months)	$33,905		$—	$(97)	$33,808
Auction rate securities (average interest rate reset of 0.7 months)	5,250		—	—	5,250

	$39,155	$		$(97)	$39,058

December 31, 2004
Auction rate securities (average interest rate reset of 0.7 months)	$62,450		$—	$—	$62,450
Municipal bonds (average maturity of 8.6 months)	59,590		1	(168)	59,423
U.S. government and agency securities (average maturity of 4.9 months)	14,153		14	(33)	14,134
Corporate bonds (average maturity of 6.0 months)	9,788		—	(27)	9,761
Commercial paper (average maturity of 1.5 months)	250		—	—	250

	$146,231		$15	$(228)	$146,018

(5) Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets at September 30, 2005 and December 31, 2004 consisted of:

	September 30, 2005	December 31, 2004
	(in thousands)
Inventories
Raw material and work-in-process	$11,281	$9,853
Finished goods	11,914	7,457

	$23,195	$17,310

Property and Equipment
Property and equipment	$99,754	$95,040
Equipment under customer usage agreements	60,168	42,380

	159,922	137,420
Less—accumulated depreciation and amortization	50,289	45,908

	$109,633	$91,512

(6) Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. Product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Balance, beginning of year	$397	$925
New warranties	204	296
Payments	(378)	(848)
Adjustments	(27)	118

Balance, September 30	$196	$491

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

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This change in accounting principle became effective for periods ending after December 15, 2004 and, as required, has been applied on a retroactive basis. As a result of this new rule, potential common shares for the three and nine months ended September 30, 2005 and 2004 include the effect of approximately 8.4 million shares of common stock (representing 8.4 million weighted average shares for the three and nine months ended September 30, 2005, as well as the three months ended September 30, 2004, and 5.9 million weighted average shares for the nine months ended September 30, 2004) related to the assumed conversion of the $250 million 2.25% convertible notes issued in March 2004, regardless of whether any of the triggering contingencies have been satisfied. These accounting rules also require that net income be adjusted to eliminate the interest expense related to the contingent convertible notes, net of the tax effect.

The following table provides a reconciliation of the net income and weighted average common shares used in calculating basic and diluted net income per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income, as reported, for basic earnings per share	$31,143	$24,762	$80,069	$48,174
Interest expense, net of tax	1,138	1,117	3,414	2,226

Net income, as adjusted, for diluted earnings per share	$32,281	$25,879	$83,483	$50,400

Denominator:
Basic weighted average common shares outstanding	112,889	111,412	113,243	110,707
Dilutive effect of assumed exercise of stock options	3,435	4,379	3,432	3,846
Dilutive effect of assumed conversion of convertible debt	8,426	8,426	8,426	5,926

Weighted average common shares outstanding assuming dilution	124,750	124,217	125,101	120,479

Basic net income per common share	$0.28	$0.22	$0.71	$0.44

Diluted net income per common and potential common share	$0.26	$0.21	$0.67	$0.42

Diluted weighted average common shares outstanding for the three months ended September 30, 2005 and 2004 excludes 2,462,729 and 3,859,244 potential common shares, respectively, from stock options outstanding and diluted weighted average common shares outstanding for the nine months ended September 30, 2005 and 2004 excludes 5,349,054 and 6,748,411 potential common shares, respectively, from stock options outstanding, because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The Nasdaq National Market during the applicable periods and their effect would be anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net income as reported	$31,143	$24,762	$80,069	$48,174
Assumed stock compensation cost, net of tax	6,868	7,778	19,573	30,971

Pro forma net income	$24,275	$16,984	$60,496	$17,203

Net income per common share:
Basic — as reported	$0.28	$0.22	$0.71	$0.44

Basic — pro forma	$0.22	$0.15	$0.53	$0.16

Diluted — as reported	$0.26	$0.21	$0.67	$0.42

Diluted — pro forma	$0.20	$0.15	$0.51	$0.15

The underlying assumptions used in the Black-Scholes model were as follows for options granted during the three months ended:

	September 30,
	2005	2004
Risk-free interest rate	4.0%	3.1%
Expected dividend yield	—	—
Expected lives (in years)	3.5	3.5
Expected volatility	51%	65%

9) Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income	$31,143	$24,762	$80,069	$48,174
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities	29	40	72	(138)
Foreign currency translation adjustments	(12)	133	(923)	(37)

Comprehensive income	$31,160	$24,935	$79,218	$47,999

(10) Stock Repurchase Program

During the second quarter of 2005, the Company reactivated its stock repurchase program to repurchase shares of Cytyc’s common stock through open market purchases that will be made from time to time as market conditions allow. Under this program, the Company has the authority to spend up to $200 million, plus the cost of purchasing additional shares in an amount equal to the number of shares issued to the Company’s stock option holders upon exercise of their stock options during the period from August 1, 2002 to January 31, 2007. Shares repurchased under the program are held in the Company’s treasury and are available for a variety of corporate purposes. The program may be suspended at any time without prior notice. In May and June 2005, the Company repurchased 2.2 million shares, which had a value of $50.1 million, including $0.1 million of commissions. No other shares were repurchased from January 2004 through September 30, 2005. As of September 30, 2005 and December 31, 2004, the Company had repurchased 17,469,890 and 15,279,039 shares, respectively, under the program, with an aggregate cost of $207.5 million and $157.4 million, respectively. All of the repurchased common shares were held in treasury. The repurchase program expires on January 31, 2007.

(11) Segment Information

The Company operates its business in two operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical products. These two operating segments are described below:

Diagnostic Products— This segment develops and markets the ThinPrep® System for use in diagnostic cytology applications primarily focused on women’s health. The ThinPrep System is widely used for cervical cancer screening and components of this platform were used by the Company to launch its expansion into breast cancer risk assessment with the FirstCyte Breast Test. The ThinPrep System consists of the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies, such as the ThinPrep Pap Test and the Company’s proprietary ThinPrep PreservCyt solution.

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

Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies and regulatory environments. Worldwide net sales by operating segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Diagnostic products	$90,301	$83,115	$267,010	$243,920
Surgical products	40,523	19,672	102,600	39,066

	$130,824	$102,787	$369,610	$282,986

(12) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective for Cytyc as of January 1, 2006. In addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which discusses topics related to the implementation of SFAS No. 123R and provides interpretations of items such as the valuation models, expected volatility, expected option term, income tax effects, classification and capitalization of stock-based compensation expense, as well as certain disclosure requirements. The Company is currently evaluating the impact that adoption of SFAS No. 123R and the interpretations of SAB No. 107 will have on the Company’s financial position and results of operations, but expects such adoption to have a material impact on its consolidated results of operations as a result of currently unvested stock option awards and the effects of future equity awards to employees.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company adopted the provisions of EITF Issue No. 05-6 on July 1, 2005 and such adoption had no effect on the Company’s financial position or results of operations.

(13) Commitments and Contingencies

Commitments—During the three months ended September 30, 2005, the Company entered into a $5 million private equity investment commitment which will be paid over the next three years. As of September 30, 2005, the Company had paid $300,000 of this commitment.

Contingencies—On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against Cytyc alleging that Cytyc underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”). Under the 1993 DEKA Agreement, Cytyc is obligated to pay a one percent royalty on net sales of the ThinPrep 2000 and 3000 Processors plus “…any filter cylinder or similar disposable….” The dispute concerned the method of calculating royalties on the sale of the single use disposable ThinPrep Pap Test kit. The 1993 DEKA Agreement required disputes to be resolved through binding arbitration. The ThinPrep 2000 and 3000 Processors may be used to prepare both gynecological and/or non-gynecological specimen slides. Cytyc’s gynecological product, the ThinPrep Pap Test, consists of four disposable components sold in a kit: Cytyc’s patented preservative solution and filter, a proprietary microscope slide, and collection devices manufactured for Cytyc by third parties. With respect to the ThinPrep Pap Test, Cytyc formerly calculated the royalty owed to DEKA based only on the value of the filter, not the full kit. Specifically, Cytyc used a cost-ratio method to derive the portion of ThinPrep Pap Test kit sales price attributable to the filter. DEKA, however, challenged Cytyc’s method of calculating the royalty and sought a one percent royalty on the entire Thin Prep Pap Test kit rather than on just the filter. DEKA also made claims that Cytyc breached an implied covenant of good faith; engaged in deceptive trade practices; breached an alleged fiduciary duty; and sought treble damages.

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

The panel rejected DEKA’s contentions of bad faith, finding that Cytyc did not act irrationally or in a secretive manner, did not engage in deceptive trade practices and did not breach any fiduciary duties. In addition, the panel rejected DEKA’s claim for treble damages. As a result of the arbitration panel’s decision, Cytyc recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, the Company filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as the Company believes the award manifestly disregarded applicable law as well as the language of the underlying agreement. The Company’s motion to vacate the arbitration award was denied by the United States District Court on July 8, 2005. On August 5, 2005, Cytyc filed a notice of appeal in the United States Court of Appeals for the First Circuit, appealing the July 8, 2005 judgment of the District Court. Given the early stage of the appeal proceeding, the Company is unable to reasonably estimate the ultimate outcome of this appeal.

On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by the Company’s ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against the Company in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts. Additionally, on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have the Company’s Massachusetts case dismissed. The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date. On September 2, 2005 a joint motion for partial dismissal was filed dismissing each party’s claims and counterclaims relative to seventeen patent claims from two of the patents in suit. A so-called Markman or claim construction hearing took place from September 6, 2005 through September 8, 2005. Based on the current case status, the Company anticipates that a trial will be scheduled to occur sometime in mid-to-late 2006. The Company believes that the claims against it are without merit and intends to vigorously defend this suit. Given the stage and current status of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

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

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of intangible, long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. We are required to perform an impairment review for goodwill on an annual basis, or earlier if indicators of potential impairment exist. Based on our impairment review during 2005, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At September 30, 2005, we had $562.6 million of net intangible assets, of which $368.5 million represented goodwill. An impairment of our intangible assets could result in a material, non-cash expense in our consolidated statement of income.

Property and equipment are depreciated over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Included in property and equipment are equipment under customer-usage agreements (for example, a ThinPrep Processor or a ThinPrep Imaging System), where we install the equipment at customer sites under an agreement whereby customers commit to purchasing minimum quantities of disposable supplies from us over a defined contract term. Under these arrangements, the equipment remains our property and we have the right to either remove the equipment or increase the price per disposable if the customer does not consume at least the number of disposable supplies committed in the contract. The cost of the equipment is depreciated as cost of sales over its estimated useful life. Any change in conditions that would cause us to change our estimate as to the useful lives of a group or class of assets included in property and equipment may significantly increase or decrease our depreciation expense on a prospective basis. In January 2005, we revised our estimate of the useful lives of our equipment under customer-usage agreements from the specific contract terms (which are generally between three to five years) to a range of three to eight years, depending on the nature of the equipment under the usage agreement. This change in estimate was based on our assessment of historical usage patterns and the useful lives of similar devices. This change in estimate has been reflected in our operating results beginning on January 1, 2005 and will continue to be reflected prospectively and is not expected to have a material impact on our fiscal year 2005 financial statements for equipment under customer-usage agreements as of September 30, 2005.

Income Taxes and Deferred Taxes. We file income tax returns in ten countries as well as many states and other localities. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, non-deductible items and changes in enacted tax rates. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” and “deferred tax liabilities” on our consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income. When we acquired Proxima Therapeutics, Inc. (“Proxima”) in March 2005, we recorded $13.9 million of deferred tax assets related to acquired net operating loss carryforwards (“NOL’s”), against which we recorded a valuation allowance of $1.1 million on our consolidated balance sheet for uncertainties related to such items. If we are unable to realize the benefits of these NOL’s in future years, we may be required to record additional tax expense in our consolidated statement of income.

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

Results of Operations

Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	($ in millions)			($ in millions)
Diagnostic Products
Domestic	$78.5	$73.2	7%	$230.6	$213.6	8%
International	11.8	9.9	19%	36.4	30.3	20%

Total Diagnostic Products	90.3	83.1	9%	267.0	243.9	9%
Surgical Products (1)	40.5	19.7	106%	102.6	39.1	163%

Total Company	$130.8	$102.8	27%	$369.6	$283.0	31%

(1)	The surgical products division was created following our acquisition of Novacept on March 24, 2004. Our operating results for the nine months ended September 30, 2004 include the results of Novacept from the date of acquisition. Our operating results for the nine months ended September 30, 2005 include the results of Proxima from the date of acquisition (March 7, 2005).

Net sales of our diagnostic products division represented 69% and 72% of our consolidated net sales for the three and nine months ended September 30, 2005, respectively. Our diagnostic sales increased 9% in both the three and nine months ended September 30, 2005 as compared to the same periods of 2004, due primarily to increased adoption and utilization of the ThinPrep Imaging System across our customer base, as well as growth in international net sales of our diagnostic products. Specifically, international diagnostic sales increased by 19% and 20% in the three and nine months ended September 30, 2005, respectively, from the same periods of 2004 as a result of increased units sales of the ThinPrep System. Domestic ThinPrep Pap Test sales to our largest customer, Quest Diagnostics, Inc., represented less than 10% and 11% of our consolidated net sales for the three and nine ended September 30, 2005, respectively, as compared to 15% and 16% for the three and nine months ended September 30, 2004, respectively. During the same periods, unit sales increased to both new and other existing customers. Subsequent to the expiration of our agreement with Quest Diagnostics, Inc. on June 30, 2005, we implemented an arrangement that includes terms to supply both instrumentation and disposables of the ThinPrep System to meet their customers’ demand.

Net sales of our surgical products division totaled $40.5 million for the three months ended September 30, 2005 as compared to $19.7 million for the three months ended September 30, 2004, reflecting growth in unit sales and increased pricing of the NovaSure single-use disposable devices, as well as sales of the MammoSite Radiation Therapy single-use disposable devices following the acquisition of Proxima on March 7, 2005. Net sales of our surgical products division were $102.6 million and $39.1 million for the nine months ended September 30, 2005 and 2004, respectively, reflecting a significant increase in NovaSure sales following the March 24, 2004 acquisition of Novacept and the addition of MammoSite sales in 2005. Sales of NovaSure single-use disposable devices represented 77% and 78% of surgical products division net sales for the three and nine months ended September 30, 2005, respectively, and sales of the MammoSite single-use devices represented 13% and 12% of surgical products division net sales for the three and nine months ended September 30, 2005, respectively.

Gross Margin

Our gross margin was 79% during the three and nine months ended September 30, 2005 and 2004. The gross margin remained consistent, as the impact of domestic net sales of the ThinPrep Pap Test and increasing sales of the NovaSure and MammoSite disposable devices were offset by increased placements of the ThinPrep Imaging System and growth in international sales of our diagnostic products, both of which generally have lower profit margins.

Operating Expenses

Total operating expenses increased to $52.5 million and $160.6 million for the three and nine months ended September 30, 2005, respectively, an increase of 31% and 21%, respectively, as compared to $40.1 million and $132.7 million for the same periods of 2004. Operating expenses include a $7.8 million charge in the nine months ended September 30, 2005 as a result of an arbitration decision (see Note 13 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q), and a charge of $19.1 million in the nine months ended September 30, 2004 to write off acquired in-process research and development costs related to the acquisition of Novacept. The following is a summary of operating expenses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	($ in millions)				($ in millions)
Research and development	$8.2	6%	$5.4	5%	$23.0	6%	$15.0	5%
In-process research and development	—	—	—	—	—	—	19.1	7%
Sales and marketing	32.8	25%	26.3	26%	96.2	26%	73.9	26%
General and administrative	11.5	9%	8.4	8%	33.6	9%	24.7	9%
Arbitration decision	—	—	—	—	7.8	2%	—	—

Total operating expenses	$52.5	40%	$40.1	39%	$160.6	43%	$132.7	47%

Research and Development

Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System, the NovaSure System and the MammoSite Radiation Therapy System, through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic and surgical devices and therapeutic applications for women’s health. Our research and development costs increased to $8.2 million and $23.0 million for the three and nine months ended September 30, 2005, respectively, an increase of 52% and 53%, respectively, as compared to the same periods of 2004, reflecting the incremental expenses supporting the MammoSite Radiation Therapy System, our efforts to continue to improve the NovaSure System and the MammoSite Radiation Therapy System by augmenting our medical development team, increasing clinical trial costs in support of the FirstCyte Breast Test, as well as $0.9 million and $2.3 million of incremental non-cash amortization of the developed technology intangible asset in the three and nine months ended September 30, 2005, respectively, specifically resulting from our acquisitions of Novacept in March 2004 and Proxima in March 2005.

In-Process Research and Development

As part of the allocation of the purchase price of Novacept in March 2004, all intangible assets were identified and valued. It was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, we allocated approximately $19.1 million of the purchase price to in-process research and development projects for the nine months ended September 30, 2004. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development activities primarily associated with an upgrade to the radio frequency (“RF”) Controller, a primary component of the NovaSure System. At the date of acquisition, the development of the next generation RF Controller had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition. There were no such charges in connection with our acquisition of Proxima in March 2005.

Sales and Marketing

Sales and marketing costs increased to $32.8 million and $96.2 million for the three and nine months ended September 30, 2005, respectively, an increase of 24% and 30%, respectively, as compared to the same periods of 2004. This increase was mainly due to an increase in sales and marketing costs at our surgical products business of approximately $4.9 million and $16.6 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004, primarily reflecting the expansion of our domestic sales force resulting from the acquisitions of Novacept and Proxima in March 2004 and 2005, respectively, costs to integrate and cross-train our sales forces following the Proxima acquisition and costs associated with a direct-to-consumer marketing program launched during 2005 for our NovaSure product. We also incurred additional international sales and marketing costs of $0.7 million and $2.9 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004, as we continue to support our international expansion efforts.

General and Administrative

General and administrative costs increased to $11.5 million and $33.6 million for the three and nine months ended September 30, 2005, respectively, an increase of 36% for both periods, as compared to $8.4 million and $24.7 million for the same periods of 2004, primarily due to increased personnel and facility costs to support the growth of our business, increased efforts to enhance and expand our management information systems, increased costs relating to product liability insurance largely due to the expansion of our business and legal costs associated with litigation (see Note 13 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q). As a percentage of net sales, general and administrative expenses were 9% for the three and nine months ended September 30, 2005, which is consistent with same periods of 2004.

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

As a result of the arbitration panel’s decision, we recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, we filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as we believe the award manifestly disregarded applicable law as well as the language of the underlying agreement. Our motion to vacate the arbitration award was denied by the United States District Court on July 8, 2005. On August 5, 2005, we filed a notice of appeal in the United States Court of Appeals for the First Circuit, appealing the July 8, 2005 judgment of the District Court. Given the early stage of the appeal proceeding, we are unable to reasonably estimate the ultimate outcome of this appeal.

Other Expense, net

We recorded interest expense of $1.8 million and $5.4 million for the three and nine months ended September 30, 2005, respectively, related to our 2.25% convertible notes due 2024, which were issued on March 22, 2004, including amortization of $0.4 million and $1.2 million, respectively, of deferred financing costs associated with the issuance of these notes. Before March 22, 2004, we did not have any long-term debt obligations. Interest income increased slightly to $0.6 million and $2.0 million for the three and nine months ended September 30, 2005, respectively, as compared to $0.5 million and $1.6 million for the same periods of 2004, as the average interest rate was higher during the three and nine months ended September 30, 2005 as compared to the same periods in the prior year.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2005 was 36.5%. This compares to an effective tax rate of 38% for the same respective periods of 2004, which tax rate excludes the effect of the non-deductible $19.1 million in-process research and development charge incurred in connection with the Novacept acquisition in March 2004. The decrease is due to savings from tax planning initiatives which began in 2003 as well as the impact in 2005 of the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

At September 30, 2005, we had cash, cash equivalents and investment securities totaling $152.8 million. Cash provided by operations was $126.1 million for the nine months ended September 30, 2005, an increase of 53% compared to $82.6 million during the same period of 2004, primarily as a result of increased net sales, as well as the current year utilization of favorable tax attributes included in the Novacept and Proxima acquisitions. Our net accounts receivable increased 13% to $72.0 million at September 30, 2005, as compared to $63.6 million at December 31, 2004, reflecting continued growth in net sales, as well as the addition of receivables from the growth of our surgical products division, which was created following our acquisition of Novacept in March 2004 and expanded in March 2005 with the acquisition of Proxima. Our Days Sales Outstanding decreased from 50 days at December 31, 2004 to 49 days at September 30, 2005. We have had no significant issues of collectibility. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to the estimated number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 34% to $23.2 million at September 30, 2005, as compared to $17.3 million at December 31, 2004, primarily reflecting an increase in inventory to support the growth in our domestic surgical products business, including inventory associated with the Proxima acquisition, as well as our international diagnostic products operations.

Our investing activities used cash of $85.1 million during the nine months ended September 30, 2005, primarily related to the purchase of Proxima in March 2005, partially offset by proceeds from sales and maturities of investment securities. As of September 30, 2005, we have paid $163.0 million of the $163.1 million purchase price using a combination of cash, cash equivalents and investment securities to fund the purchase. During the nine months ended September 30, 2005, we invested $20.3 million in equipment for customer usage agreements, of which $16.8 million represented ThinPrep Imaging Systems for use at customer sites. We also made $11.2 million of capital expenditures during the nine months ended September 30, 2005, related primarily to our investment in manufacturing processes and information systems to support the growth of our business, as well as costs to manufacture the ThinPrep Imaging System units to be placed at customer sites under usage agreements.

Our financing activities during the nine months ended September 30, 2005 used cash of $13.1 million primarily related to our repurchase of $50.1 million of our common stock, including $0.1 million in commissions, as part of our stock repurchase program, partially offset by proceeds of $35.5 million and $1.4 million from the exercise of stock options and employee purchases of our common stock under the employee stock purchase plan, respectively. During the first nine months of 2004, our financing activities consisted primarily of cash generated from our private placement of $250 million of convertible notes and the exercise of stock options.

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

As of September 30, 2005, we had no material additions to the contractual cash obligations described in our annual report on Form 10-K for the fiscal year ended December 31, 2004, except for the potential future earn-out payments relating to our acquisition of Proxima (see Note 2 to our condensed consolidated financial statements) and a $5 million private equity investment commitment we entered into during the three months ended September 30, 2005 which will be paid over the next three years. As of September 30, 2005, we had paid $300,000 of this commitment.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective for us as of January 1, 2006. In addition, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 which discusses topics related to the implementation of SFAS No. 123R and provides interpretations of items such as the valuation models, expected volatility, expected option term, income tax effects, classification and capitalization of stock-based compensation expense, as well as certain disclosure requirements. We are currently evaluating the impact that adoption of SFAS No. 123R and the interpretations of SAB No. 107 will have on our financial position and results of operations, but expect such adoption to have a material impact on our consolidated result of operations as a result of currently unvested stock option awards and the effects of future equity awards to employees.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We adopted the provisions of EITF Issue No. 05-6 on July 1, 2005 and such adoption had no effect on our financial position or results of operations.

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

As a result of our acquisition of Proxima, we acquired the GliaSite System, which is used in the treatment of malignant brain tumors. We are considering divesting the GliaSite System. If we divest our GliaSite business at a price less than the portion of the Proxima acquisition purchase price allocated to it, we will incur a loss. If we do not divest this business and are unable to compete effectively against existing and future competitors, sales of our GliaSite System could decline and we may incur a loss relating to this product line.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As a result of the arbitration panel’s decision regarding our arbitration proceeding with DEKA (see Note 13 to our condensed consolidated financial statements), we recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, we filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as we believe the award manifestly disregarded applicable law as well as the language of the underlying agreement. Our motion to vacate the arbitration award was denied by the United States District Court on July 8, 2005. On August 5, 2005, we filed an appeal with the United States Court of Appeals for the First Circuit, appealing the July 8, 2005 judgment of the District Court. Given the early stage of the appeal proceeding, we are unable to reasonably estimate the ultimate outcome of this appeal.

On June 16, 2003, we filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by our ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against us in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts. Additionally, on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have our Massachusetts case dismissed. The case is currently in the discovery phase and the Massachusetts court has not yet set a trial date. On September 2, 2005, a joint dismissal was filed dismissing each party’s claims and counterclaims relative to seventeen patent claims from two of the patents in suit. A so-called Markman or claim construction hearing took place from September 6, 2005 through September 8, 2005. Based on the current case status, we anticipate that a trial will be scheduled to occur sometime in mid-to-late 2006. We believe that the claims against us are without merit and intend to vigorously defend this suit. Given the stage and current status of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

We are subject to legal claims and assertions in the ordinary course of business. Except for the matters described in our annual report on Form 10-K for the year ended December 31, 2004 and in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005, filed with the SEC, we are not aware of any such claims or assertions that could have a material effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

Our stock repurchase program was established in January 2002. The repurchase program may be suspended at any time and from time to time without prior notice. The repurchase program was suspended in January 2004, but we reactivated our stock repurchase program during the second quarter of 2005 to repurchase shares of our common stock through open market purchases. Shares repurchased under the program are held in our treasury and are available for a variety of corporate purposes. Under this program, we have the authority to spend up to $200 million, plus the cost of purchasing additional shares in an amount equal to the aggregate number of shares issued to our stock option holders upon exercise of their stock options during the period from August 1, 2002 to January 31, 2007. No shares were repurchased during the three months ended September 30, 2005. As of September 30, 2005 and December 31, 2004, we had repurchased 17,469,890 and 15,279,039 shares, respectively, under the program, with an aggregate cost of $207.5 million and $157.4 million, respectively. The repurchase program expires on January 31, 2007.

As described above, we have the authority to spend $200 million, plus the cost of purchasing additional shares in an amount equal to the aggregate number of shares issued upon exercise of stock options during the period from August 1, 2002 to January 31, 2007 (“Total Option Shares”). Therefore, the maximum number of shares of common stock that are authorized for repurchase under the repurchase program varies depending on both the number of shares we have repurchased through a given date as well as the total number of shares issued to our stock option holders upon exercise of their stock options during the period from August 1, 2002 through such date. In the quarter ended June 30, 2005, we used the remaining balance of the $200 million authorized under the repurchase program to repurchase shares. We also purchased 316,260 of the shares that were issued since August 1, 2002 upon exercise of stock options, which serves to reduce the number of Total Option Shares remaining available for repurchase. Therefore, as of September 30, 2005, the maximum number of shares that may yet be purchased under the repurchase program was 7,582,412. However, this number will increase in the future as additional stock options are exercised. As of September 30, 2005, options to purchase 17,883,351 shares of common stock were outstanding.

Item 6. Exhibits

Exhibit No.	Description

3.1(1)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(2)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

10.1(8)	Form of Restricted Stock Agreement.

15 *	Letter on Unaudited Interim Financial Information

31.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed September 20, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.

(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).

(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.

(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.

(6)	Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.

(7)	Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(8)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 19, 2005.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: November 2, 2005	By:	/s/ TIMOTHY M. ADAMS
Timothy M. Adams
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(2)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

10.1(8)	Form of Restricted Stock Agreement.

15 *	Letter on Unaudited Interim Financial Information

31.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Timothy M. Adams, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed September 20, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.

(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).

(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.

(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.

(6)	Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.

(7)	Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(8)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 19, 2005.

*	Filed herewith