Form 10-K
period 2005-12-31
CYTYC CORP
filed 2006-02-22
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO	FEE REQUIRED)

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2005 (based on the closing price of $22.06 per share as quoted by The NASDAQ Stock Market as of such date) was $1,815,071,453. As of February 1, 2006, 115,336,010 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Cytyc Corporation

Annual Report on Form 10-K

For the fiscal year ended December 31, 2005

Forward-Looking Statements

The forward-looking statements in this Form 10-K are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-K which are not strictly historical statements, including, without limitation, statements regarding management’s expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, key customer relationships, product plans and performance, research and development plans, the successful integration of new technologies or businesses, regulatory uncertainties, potential savings to the healthcare system, management’s assessment of market factors, costs and uncertainties related to current or future litigation, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “would,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words. The factors listed under “Risk Factors” in Part I, Item 1A, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Part I

Item 1. Business

Throughout this Annual Report on Form 10-K, unless the context states otherwise, the words “we,” “us,” “our” and “Cytyc” refer to Cytyc Corporation and all of its affiliates and subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Cytyc Corporation.

Overview of Business

Cytyc Corporation is a diversified women’s health company that designs, develops, manufactures, and markets innovative and clinically effective products. Cytyc’s products cover a range of women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer and breast cancer risk assessment.

Our goal is to become the market leader in providing innovative technologies that improve women’s health. To accomplish this, our strategy is to build on our existing capabilities in the fields of obstetrics and gynecology and breast cancer, which includes a sales force of over 300 people around the world, a clinically driven marketing approach and research and development experience in devices and diagnostic products.

We operate our business in three segments: domestic diagnostic products, domestic surgical products and international.

Available Information.

Cytyc files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s public reference room at 100F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Cytyc) file electronically with the SEC. The SEC’s website is http://www.sec.gov. Cytyc’s Internet address is http://www.cytyc.com. Cytyc makes available free of charge through our website our annual, quarterly and current reports, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information on Cytyc’s website is not incorporated by reference into this Annual Report on Form 10-K.

Incorporation.

Cytyc was incorporated in Delaware in 1987.

Domestic Diagnostic Products

Our domestic diagnostic products segment develops and markets the ThinPrep® System in the United States primarily for use in cytology testing applications focused on women’s health, such as cervical cancer screening.

The ThinPrep System

The ThinPrep System is the most widely used method for cervical cancer screening in the United States. Cervical cancer is one of the most common cancers among women throughout the world. If detected in the pre-cancerous stage, virtually all cervical cancer cases are preventable. The ThinPrep System for cervical cancer screening is a covered benefit by most health insurance plans in the United States. The ThinPrep System consists of any one or more of the following: the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters and other supplies, such as the ThinPrep Pap Test and our proprietary ThinPrep PreservCyt® Solution.

The U.S. Food and Drug Administration (“FDA”) approved the ThinPrep Pap Test in 1996 as an effective replacement for the conventional Pap smear method for the detection of low grade and more severe lesions in a variety of patient populations. The FDA later allowed expanded labeling to include our clinical trial data, which indicated a 59.7% increase in the detection of high grade lesions with the ThinPrep System. The ThinPrep

System offers significantly improved specimen quality over that of the conventional Pap smear method. Since the FDA approval, a number of studies have been published or presented that evaluate the performance of the ThinPrep Pap Test compared to the conventional Pap smear. These studies have been conducted in every region of the United States, as well as Europe, Asia, Central America and Australia and have consistently demonstrated improved detection of pre-cancerous cervical lesions compared to the conventional Pap smear. Of particular importance is the number of studies demonstrating statistically significant increases in the detection of high-grade cervical lesions, which are the immediate precursors to cervical cancer. To date, more than 170 published studies demonstrate a wide range of benefits including increased disease detection, reduction of equivocal diagnoses and false negatives, improved specimen adequacy, adjunctive molecular testing, morphology assessment, and cost effectiveness.

The ThinPrep System also serves as a platform for additional gynecological applications using residual patient specimen collected in ThinPrep PreservCyt Solution. Our PreservCyt Solution has been approved by the FDA as a transport medium in testing for sexually transmitted infections due to Chlamydia trachomatis and Neisseria gonorrhea directly from the ThinPrep Pap Test vial using Roche Diagnostics Corporation’s (“Roche”) COBAS Amplicor™ automated system, as well as using Gen-Probe Incorporated’s APTIMA Combo 2® assay. In addition, our PreservCyt Solution has been approved by the FDA as a transport medium for testing for the human papillomavirus (“HPV”) using Digene Corporation’s (“Digene”) Hybrid Capture® II HPV DNA Assay. During 2005, we obtained approval of two pre-market approval supplements from the FDA: (1) one that allows for the removal of up to four milliliters from the PreservCyt sample vial before preparing the ThinPrep Pap Test slide to better facilitate ancillary testing, which improves the implementation of and provides broader application of molecular testing, particularly in high-volume laboratories and (2) one related to the detection of endocervical and endometrial glandular lesions with the ThinPrep Pap Test.

The ThinPrep Imaging System is a device that uses computer imaging technology to assist in primary cervical cancer screening of ThinPrep Pap Test slides processed through the ThinPrep System. The system combines imaging technology to identify diagnostic fields of interest with an automated microscope to facilitate locating these fields. Our clinical data indicates an increase in sensitivity in the detection of atypical squamous cells of undetermined significance and more severe lesions when using the ThinPrep Imaging System to review a ThinPrep Pap Test slide as compared to manual review. Additionally, cytotechnologists using the ThinPrep Imaging System are subject to higher workload limits compared to the workload limits applicable to manual review of slides. As a result, we believe the ThinPrep Imaging System increases, and is expected to continue to increase, a cytology laboratory’s screening productivity and diagnostic accuracy while leveraging the increased effectiveness of the ThinPrep Pap Test. As of December 31, 2005, we had approximately 280 ThinPrep Imaging Systems installed worldwide.

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

The cytotechnologist manually screens each Pap test slide with a microscope to first determine the adequacy of the slide and to then differentiate diseased or abnormal cells from healthy cells. With the introduction of the ThinPrep Imaging System, the screening process has been automated to combine the power of computer imaging technology and human interpretive skills. Prior to human review, the ThinPrep Imaging System rapidly scans and locates areas of interest for review. The cytotechnologist then places the imaged slide onto the ThinPrep Imaging System review scope which automatically presents each area of interest to the cytotechnologist in geographic order. The cytotechnologist evaluates each area of interest, selecting those areas which require further pathologist review, or the cytotechnologist may look beyond the identified areas of interest. Alternatively, the cytotechnologist can determine that the slide is negative and simply sign the case out. By directing the cytotechnologist to areas of interest on a slide, the system may increase a cytology laboratory’s screening productivity and diagnostic accuracy.

Additional Applications of the ThinPrep System

In addition to acting as a replacement for the conventional Pap smear, the ThinPrep System also offers significant improvements for non-gynecological cytology screening applications. Non-gynecological cytology applications include fine-needle aspiration specimens (e.g., breast, thyroid, lung or liver), lavage specimens (e.g., breast, gastrointestinal), body fluids (e.g., urine, pleural fluid, ascitic fluid, pericardial fluid), respiratory specimens (e.g., sputum, brushing of respiratory tracts) and ancillary testing (e.g., cell blocks, immunocytochemistry, special stains). The ThinPrep System provides significant improvements over other methods of non-gynecological cytology screening by optimizing cell preservation through use of our CytoLyt® and PreservCyt Solutions, standardizing preparation of specimens using the gentle dispersion and transfer process of the ThinPrep 2000 Processor, simplifying slide screening by offering one single, well-preserved slide per case and allowing laboratories to perform additional ancillary testing out of one PreservCyt Solution vial.

The ThinPrep System is also the platform from which we launched our expansion into breast cancer risk assessment with the FirstCyte® Breast Test, which is used to detect atypical changes in cells lining the milk ducts, where an estimated 95 percent of all breast cancers originate. Breast cancer is a progressive disease. By identifying high risk women who are harboring atypical ductal epithelial cells and who are apparently at highest risk for developing breast cancer, the FirstCyte Breast Test assists in decision making about appropriate preventative measures and enables doctors to adopt a paradigm of predicting and preventing breast cancer, rather than the current paradigm of detection and treatment. We are currently conducting clinical trials of the FirstCyte Breast Test to more precisely define the value of ductal lavage cytology in high-risk women. In these trials, high-risk women undergo a ductal lavage every six months for three years. We will follow these women for a period of two years following the initial three years of active enrollment and the result is expected to provide a statistically valid understanding of the value of benign cytologic results in high-risk women. This study should also clarify the predictive value of an abnormal result from the ductal lavage test.

Customers and Competition of our Domestic Diagnostic Products Segment

Customers— Within our domestic diagnostic products segment, Quest Diagnostics, Inc. (“Quest”) accounted for 11%, 17% and 22% of our consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively. These year-over-year decreases are primarily due to increased unit sales to new and existing customers, therefore resulting in net sales to Quest representing a smaller percentage of total consolidated net sales. Laboratory Corporation of America (“LabCorp”) accounted for 10% of our consolidated net sales for the year ended December 31, 2003.

Competition— While we are the market leader in the sale of liquid-based slide preparation systems in the United States, we face direct competition in the United States from TriPath Imaging, Inc., which also manufactures liquid-based slide preparation systems and slide imaging systems, and from other sample preparation systems on a worldwide basis. In addition, in December 2005, a new market entrant named MonoGen, Inc. announced that it had received an approvability letter from the FDA for its liquid-based slide preparation system. We also compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors. We compete on the basis of a number of factors, including clinical performance, product quality, marketing and sales capabilities, manufacturing efficiency, price and customer service and support. The development, FDA approval and commercial marketing of competing systems for cervical cancer screening could have a material adverse effect on our business, financial condition and results of operations.

Domestic Surgical Products

Our domestic surgical products division manufactures the NovaSure® System, the MammoSite® Radiation Therapy System and the GliaSite® Radiation Therapy System and markets these products in the United States.

The NovaSure System

The NovaSure System allows physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding. The FDA granted pre-market approval in September 2001 for the NovaSure System to treat excessive menstrual bleeding due to benign causes in women for whom childbearing is complete. The NovaSure System was commercially launched in the United States in early 2002.

We estimate that there are approximately seven million women in the United States that suffer from excessive menstrual bleeding who are generally considered beyond typical childbearing age and of these, approximately 2.5 million seek treatment. Industry sources estimate that one in five women worldwide is affected by excessive menstrual bleeding. Excessive menstrual bleeding can have a significant impact on a woman’s quality of life by disrupting family, social, personal and professional activities. Gynecologists typically diagnose excessive menstrual bleeding, determine the best treatment and prescribe or perform the therapy. Successful treatment of excessive menstrual bleeding is typically defined as a reduction of menstrual blood loss to a normal level, a state known as eumenorrhea. Treatment may also result in the complete cessation of menstrual bleeding, a state known as amenorrhea. Often treatment of excessive menstrual bleeding begins with drug therapy, which preserves a woman’s ability to bear children but may have significant side effects and/or contra-indications. Women who do not desire to have children may pursue alternative solutions including traditional surgeries, such as hysterectomy, dilation and curettage or rollerball ablation, or second generation minimally invasive endometrial ablation procedures like the NovaSure System.

The NovaSure System provides physicians and patients with a fast, simple, safe and effective treatment for excessive menstrual bleeding. The system primarily consists of a disposable device and a controller that delivers radio frequency, or RF, energy to the endometrial wall of the uterus to ablate the endometrium. The NovaSure disposable device is a hand-held, single- use device that incorporates a flexible gold-plated mesh electrode used to deliver radiofrequency energy during the NovaSure procedure. The NovaSure RF controller generates and delivers an amount of radiofrequency energy individually determined for each patient, monitors several critical treatment and safety parameters, and automatically controls other aspects of the procedure.

The NovaSure procedure is typically performed as an outpatient procedure and is also performed as an in-office procedure by some physicians. We believe the NovaSure System offers significant benefits to physicians, patients, hospitals and outpatient surgery centers, including clinical efficacy, fast and efficient treatment, lack of a need for pre-treatment, low general anesthesia use, convenience and ease of use, a variety of safety features and nationwide Medicare reimbursement rates. Based on pivotal clinical trial data used to obtain initial U.S. regulatory approval, the NovaSure System was demonstrated to have a success rate for treatment of 77.7% at twelve months after treatment, as compared to a success rate of 74.4% by rollerball ablation, a traditional “first generation” endometrial ablation treatment.

The NovaSure System is the only commercially available “second generation” endometrial ablation therapy approved by the FDA to be performed without drug or surgical pre-treatment. Pre-treatment can be time-consuming, expensive and inconvenient for both patients and physicians and can result in uncomfortable or painful side effects and complications. The NovaSure procedure is completed in a single outpatient visit. In addition, in our pivotal clinical trial, the mean procedure time, or the period from device insertion to device removal, for the NovaSure System was 4.2 minutes, as compared to 24.2 minutes for rollerball ablation. The NovaSure System has the shortest treatment time (average of 84 seconds of RF energy delivery), based on labeling indications for other FDA-approved second generation endometrial ablation therapies. In addition, patients have a median recovery room time of 85 minutes and most NovaSure patients return to normal activities within one to two days. In addition, in our pivotal clinical trial, general anesthesia was used in 27% of NovaSure cases as compared to 82% of cases using rollerball ablation. Therefore, we believe NovaSure is less expensive, avoids the risks associated with general anesthesia and permits faster patient recovery as compared to rollerball ablation. Also, in our experience, physicians and nursing personnel quickly understand how to use the NovaSure System effectively after proper training.

The MammoSite System

The MammoSite Radiation Therapy System is a single-use device for the treatment of early-stage breast cancer, which incorporates a patented balloon catheter that positions a therapeutic radiation source directly into the resection cavity created after removal of a tumor from the breast. Industry sources estimate that one in seven women in the United States will eventually be diagnosed with breast cancer, which accounts for approximately one-third of all female cancers and is the second overall leading cause of cancer death. On a worldwide annual basis, over 1.2 million women are diagnosed with breast cancer. The MammoSite System positions a radiation source directly within the post-surgical cavity, delivering optimally dosed radiation to the tissue that is at the highest risk for cancer recurrence while minimizing radiation exposure. In addition, the device allows for radiation treatment to be completed within five days as compared to six to seven weeks for traditional radiation therapy. We believe the MammoSite System also offers patients better cosmetic outcomes resulting in high patient satisfaction.

Over the past few decades, breast cancer diagnosis and treatment has been evolving from the radical mastectomy alone to lumpectomy, which is a less disfiguring, breast-conserving therapy for early-stage cancer patients followed by a course of radiation. The MammoSite System provides partial-breast irradiation, which delivers high-dose radiation to the specific lumpectomy site for five days while minimizing radiation exposure. The MammoSite System is an alternative to traditional radiation therapy during which the patient is exposed to external beam radiation for a period of six to seven weeks resulting in radiation exposure to healthy tissue in addition to the cancer site. Published data indicates that on an annual basis, approximately 25% of breast cancer patients who undergo lumpectomy surgery choose not to receive any form of post-surgical radiation as a result of the harmful effects of traditional radiation therapy and the hardship of an extended schedule of daily therapy.

There are few FDA restrictions on the use of the MammoSite System for patients undergoing lumpectomy, however indications have shown that patients with tumors with a diameter of less than three centimeters and those at least 45 years of age are the most appropriate for the MammoSite procedure. The MammoSite System is comprised of an inflatable balloon catheter in which a radioactive source is introduced for therapy delivery. The inflatable balloon is inserted into the surgical cavity remaining after removal of the tumor. The catheter portion of the system allows the radioactive source to be added or withdrawn over the course of the therapy. This local placement of the balloon enhances therapeutic delivery of radiation to the tissue most likely to contain residual cancerous cells following surgery.

The GliaSite System

Each year, over 18,000 people in the United States are diagnosed with a primary malignant brain tumor. Brain metastases occur approximately ten times more often than primary tumors and occur in approximately 20% to 40% of all cancer patients, most commonly in lung and breast cancer patients. Malignant brain tumors recur frequently, often within one year and typically near the original tumor site. Industry sources estimate that most patients die within one year of diagnosis and within six months of recurrence.

The GliaSite System works in the same manner and utilizes similar technology as the MammoSite System, using Iotrex, a proprietary, liquid radiation source for which Cytyc has an exclusive license. The GliaSite System provides a full course of post-surgical radiation therapy that can be delivered even after a full course of external beam radiation therapy has been given to a patient. In clinical trials, the GliaSite System has demonstrated improved median survival time, preservation of cognitive function and improvement of overall quality of treatment. In addition, the GliaSite System allows for radiation treatment to be completed within three to six days, often as an outpatient therapy.

Customers and Competition of our Domestic Surgical Products Segment

Customers— No customer within our domestic surgical products segment accounted for more than 10% of our consolidated net sales for the years ended December 31, 2005, 2004 or 2003.

Competition— Our NovaSure System currently faces direct competition from Johnson & Johnson, Boston Scientific Corporation, American Medical Systems, Inc. and Microsulis Medical Limited, each of which currently markets an FDA-approved “second generation” endometrial ablation device for the treatment of excessive menstrual bleeding. In addition to these devices, there exist alternative treatments to our NovaSure System, such as drug therapy, hysterectomy, dilation and curettage and rollerball ablation. Rollerball ablation and the Johnson & Johnson endometrial ablation device have been in use for a longer time than our procedure for the treatment of excessive menstrual bleeding. Because drug therapy is an alternative to our NovaSure procedure, our competitors also include many major pharmaceutical companies that manufacture hormonal drugs for women.

As a result of the relatively short period of time the MammoSite and GliaSite Systems have been in the market, these products face competition from the more commonly-known alternatives, such as treatment using external beam radiation, which has longer-term data on patient outcome, and products such as Xoft Microtube, Inc.’s (“Xoft”) electronic brachytherapy.

Current or future competitors may develop technologies and products that demonstrate better safety or effectiveness, clinical results, ease of use or lower cost than our surgical products. Our surgical products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. We believe the principal competitive factors in our market include product safety and proven efficacy; reliability and ease of use; customer focus and service; effective training, marketing and distribution; patent protection; and reimbursement.

International

Our international segment markets our diagnostic and surgical products outside of the United States, with a presence in Canada, Europe, Australia and Hong Kong, all of which we believe represent significant market opportunities for all of our products. These operations have been established to manage sales, service, training and distribution in the Canadian, European and Asia/Pacific markets. We also utilize a network of third-party distributors in various other countries throughout the world, including Japan and China. Our international strategy is to establish sales channels appropriate for increasing our international customer base, taking into consideration factors such as government regulations and clinical practices of the particular country or region.

During 2005, we placed our first ThinPrep Imaging System in the U.K. at The Doctors Laboratory (“TDL”) in London. TDL is the largest clinical pathology service in the independent healthcare sector in the U.K. Our contract with TDL is for a term of five years and represents a potential of approximately 200,000 imaged ThinPrep Pap Tests during that period. Together with our multi-year agreement with the Scottish government to convert all cervical cancer screening in Scotland exclusively to the ThinPrep Pap Test, we estimate these locations in the U.K. will provide cancer screening for approximately 3.2 million women annually. The local U.K. governments are required by law to convert to liquid-based cytology by 2008. As of December 31, 2005, we estimate that approximately 25% of the U.K. pap tests have been converted to the ThinPrep Pap Test.

During 2005, we also placed two ThinPrep Imaging Systems in Hong Kong and two in Australia.

In July 2005, we entered into an exclusive agreement with Olympus Corporation, Japan’s microscope market leader, appointing Olympus as the sole and exclusive distributor for the sale of our ThinPrep System in Japan. The term of the agreement is five years, during which time Olympus will apply its extensive sales and marketing resources and distributor network to expand use of the ThinPrep System for cervical cancer screening throughout Japan. Currently, there are approximately ten million Pap tests performed annually in Japan.

In December 2004, Interventional Procedural Guidance was issued by the National Institute of Clinical Excellence (“NICE”) in the U.K. regarding the NovaSure System. This guidance should facilitate use of the NovaSure System by National Health Service physicians. As a result, we made substantial investments in 2005 to build our NovaSure sales force in the U.K. and in other key markets in Europe. For MammoSite, we are actively working with key opinion leaders in Europe to introduce the MammoSite System into the European marketplace and we are working toward building our sales force where significant market opportunities exist.

We believe that international sales and marketing efforts will continue to involve a lengthy process, requiring us to educate healthcare providers, clinical laboratories, government entities and other third-party payors regarding the clinical benefits and cost-effectiveness of our current products, as well as any other new products and applications. In order to effectively market our current products and any other new products and applications on a worldwide basis, we will need to continue to increase our international marketing and sales capabilities.

Customers and Competition of our International Segment

Customers— No customer within our international segment accounted for more than 10% of our consolidated net sales for the years ended December 31, 2005, 2004 or 2003.

Competition— Similar to the diagnostic products marketplace in the United States, in Europe we compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors. In addition to TriPath Imaging, Inc., we compete with a variety of other companies and “off-market” tests, since fewer regulatory barriers exist in Europe as compared to the United States. In the endometrial ablation market, we compete with drug therapy, as well as other endometrial ablation devices, including Johnson & Johnson’s Thermachoice, Boston Scientific Corporation’s HTA, Microsulis Device and two other relatively small companies that do not have FDA approval. Our MammoSite product faces competition from the traditional mastectomy and a more radical breast-conserving procedure called a quadrantectomy. Additional surgical methods are being explored in Europe by potential competitors, however such alternative methods have not achieved widespread commercial use. In the Asia/Pacific region, the competition is similar to that in Europe for our diagnostic and surgical products.

Third-Party Reimbursement

The ThinPrep Pap Test is generally billed by laboratories to third-party payors and results in a higher reimbursement amount for the ThinPrep Pap Test than the current reimbursement paid for conventional Pap smears. Our other primary products, including the ThinPrep Imaging System, the NovaSure System and the MammoSite System, are also billed by our customers to third-party payors. Successful sales of the these products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, Medicare and Medicaid and foreign governmental healthcare agencies. Although a majority of managed care organizations in the United States have added the ThinPrep Pap Test to their coverage, and the Novasure System and the MammoSite System are reimbursed by many private healthcare insurance and managed care payors, there can be no assurance that third-party payors will provide or continue to provide such coverage, that reimbursement levels will be adequate or that healthcare providers or clinical laboratories will use our products in lieu of other methods. In addition, we will need to secure adequate third-party reimbursement for any new products we develop or obtain.

Since January 1, 1998, our laboratory customers have been able to request reimbursement for the ThinPrep Pap Test from health insurance companies and the Centers for Medicare and Medicaid Services (“CMS”) using a Current Procedural Terminology (“CPT”) code specifically for liquid-based cervical cell specimen preparation.

CPT codes are assigned, maintained and revised by the CPT Editorial Board, which is administered by the American Medical Association (“AMA”), and are used in the submission of claims to third-party payors for reimbursement for medical services. CMS has established a national limitation amount for Medicare reimbursement in 2006 of approximately $28 for the CPT code describing the ThinPrep Pap Test. This is nearly double the national limitation amount for reimbursement of the conventional Pap smear. As of December 31, 2005, based on information provided to us, we believe that all of the health insurance companies that announced coverage of the ThinPrep Pap Test as part of the ThinPrep System, representing more than 90% of insured women in the United States, have implemented the CPT code and have established a reimbursement amount.

CMS has established a national limitation amount for Medicare reimbursement in 2006 of the CPT code for the screening of liquid-based preparations using an automated system. The reimbursement rate for this CPT code is approximately $37.

Third-party reimbursement for our NovaSure System is well established in the United States. A currently effective Category I CPT billing code covers endometrial ablation procedures. Our NovaSure System is typically reimbursed by private healthcare insurance or managed care payors. However, many of these private payors use reimbursement amounts determined by Medicare and the CMS as a benchmark in setting their reimbursement policies. CMS sets reimbursement rates for services and procedures covered by Medicare. Effective January 1, 2006, the national average Medicare reimbursement rate to hospitals for endometrial ablation furnished in a hospital outpatient department increased to approximately $1,923 from approximately $1,728 in 2005. In addition to making payment to hospitals, Medicare reimburses physicians for performing the procedure in the hospital. Also, effective January 1, 2005, for the first time, CMS established a reimbursement rate for endometrial ablations performed in a physician’s office, which includes the fees to the physician for performing the service, practice expense costs and professional liability insurance costs. The initial national average rate of approximately $2,288 increased slightly in 2006 to approximately $2,400. These changes in the Medicare reimbursement rates may not result in an increase in our sales volume or revenue. Some private payors do not follow the CMS and Medicare guidelines and those payors may reimburse for only a portion of our procedure or not at all. Payments to physicians by non-Medicare third-party payors can vary substantially depending on the reimbursement arrangement between the third-party payor and the physician.

The MammoSite System is generally used in hospital outpatient departments. Medicare’s reimbursement system for hospital outpatient services groups procedures into payment categories based on clinical and cost similarity and assigns a single payment amount to each group. A number of services associated with use of the MammoSite System, including implantation of the catheters, treatment planning and management, and removal of the catheters, are separately reimbursed under this system. Effective January 1, 2005, the AMA established two new CPT codes that describe implantation of the MammoSite System concurrent with a partial mastectomy and implantation at a later date. For 2005 and 2006, Medicare designated these codes as new technology services in hospital outpatient departments, with payment of $2,750 or $3,250, depending on whether the implantation is performed concurrently with the partial mastectomy or at a later date, respectively. Medicare reimbursement for these services may change in 2007 or 2008 when these codes’ new technology status expires. Private payors may reimburse for a portion of these procedures or not at all. Payments by non-Medicare third-party payors can vary substantially depending on the reimbursement arrangements between the third-party payor and the physician or hospital.

Research and Development

Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System, the NovaSure System and the MammoSite System, through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic and surgical devices and therapeutic applications. To implement this strategy, we are utilizing internal resources, as well as sponsored and collaborative research agreements with leading medical institutions. Cytyc engineers and scientists are working collaboratively with the researchers at these outside institutions to translate their findings into further enhancements to Cytyc’s existing technologies.

There can be no assurance that we will be successful in developing or marketing additional applications of the ThinPrep System, the NovaSure System, the MammoSite System or the GliaSite System or that we will further enhance the ThinPrep Imaging System. Furthermore, additional applications may require additional approvals from the FDA prior to the marketing of such applications. There can be no assurance that the FDA would approve such submissions on a timely basis, if at all.

Our research and development expenses totaled approximately $32.3 million, $20.8 million and $14.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Business Development

We are continually evaluating a variety of new business opportunities that would take advantage of our distribution channels, customer call points, and existing technology. We also evaluate opportunities that could provide new customer types, distribution channels and technology capabilities. We believe there are new developments in diagnostic tests and therapeutics in the women’s health sector that could represent promising growth opportunities which we might pursue through an array of potential transactions, including direct funding of research projects, equity investments or acquisitions to provide access to new technologies and/or enhance product offerings. We believe business development will continue to play an important role in the development and execution of our growth strategy.

Sales and Marketing

Our sales and marketing strategy is to achieve broad market acceptance of the ThinPrep System, including the ThinPrep Imaging System, for cervical cancer screening and other diagnostic applications, as well as the NovaSure System for treating excessive menstrual bleeding and the MammoSite and GliaSite Systems for the treatment of breast and malignant brain tumors. A critical element of our strategy in the United States is to utilize the results of our clinical trials and expanded FDA labeling to demonstrate the safety, efficacy and productivity improvements to patients, healthcare providers, clinical laboratories and third-party payors.

We plan to continue to expand our market reach through the efforts of our more than 300-person worldwide direct sales force focused on healthcare providers, clinical laboratories and third-party payors. Our integrated sales force has been trained to cross-sell our product offerings, as appropriate. We are focusing significant sales and marketing efforts towards the commercialization of the ThinPrep Imaging System, the NovaSure System and the MammoSite System, including a direct-to-consumer marketing program initiated in 2005 for the NovaSure System. We expect to use our existing relationships with customers, healthcare providers and third-party payors to successfully market all of our products. Our sales and marketing programs also focus on educating healthcare providers regarding the use of our products and on providing materials to help them educate their patients about our procedure. Our international sales and marketing efforts involve educating healthcare providers, clinical laboratories, government entities and other third-party payors regarding the clinical benefits and cost-effectiveness of our current products, as well as any other new products and applications. We will continue to increase our international marketing and sales capabilities in order to effectively market our current and any other new products and applications.

Raw Materials and Manufacturing

We purchase many of the components and raw materials used in our products from numerous suppliers worldwide. In some cases, we have established long-term supply contracts with our suppliers. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers and develop contingency plans to assure continuity of supply while maintaining high quality and reliability. Due to the FDA’s requirements regarding manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, we would not be able to manufacture our products on a timely and cost-competitive basis, which may have a material adverse effect on our business, financial condition and results of operations.

We assemble all ThinPrep Processors and ThinPrep Imaging Systems at our facility in Marlborough, Massachusetts. We fill all of the ThinPrep System vials at our facility in Londonderry, New Hampshire. We manufacture our ThinPrep System filters at both our Marlborough and Londonderry facilities. We manufacture the disposable subassembly component of our NovaSure System at our manufacturing facilities in Palo Alto, California and San Jose, Costa Rica. Additionally, we contract with a leading global electronics contract manufacturer for production of the RF controller component of our NovaSure System and we take delivery of finished controllers at our Palo Alto facility for testing and packaging. We contract with several third-parties to manufacture portions of our MammoSite System and GliaSite System based on our specifications. We also have a commercial supply agreement for the production of Iotrex for use with our GliaSite System. We take delivery of the finished MammoSite System at our Palo Alto, California facility and of certain supplies for our GliaSite System at our Alpharetta, Georgia facility, the lease for which we assumed as part of our acquisition of Proxima Therapeutics, Inc. on March 7, 2005.

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

Certain of our facilities are certified under ISO 13485-2003, an international quality standard. There can be no assurance that we will be able to maintain compliance with ISO requirements or that failure to maintain compliance with these requirements will not have a material adverse effect upon our business, financial condition and results of operations.

Government Regulation

The manufacture and sale of medical diagnostic devices intended for commercial use are subject to extensive governmental regulation in the United States and in other countries. Our existing products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDC Act”). The ThinPrep System, ThinPrep Imaging System and NovaSure System required separate pre-market application (“PMA”) approval prior to commercial distribution, which demonstrated to the FDA that these devices are safe and effective for their intended uses. The devices which comprise the MammoSite System, GliaSite System and the FirstCyte Breast Test required the clearance of 510(k) submissions prior to commercial distribution, based upon a finding that the devices are substantially equivalent to legally marketed devices that are not subject to PMA approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Non-compliance with applicable requirements of the FDC Act can result in the failure of the government to allow 510(k) clearance or PMA approval for a device, withdrawal of clearances or approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

The FDA’s regulations may require agency approval of a PMA supplement or clearance of a new 510(k) notification for certain changes if they affect the safety, effectiveness or substantial equivalence of the device, respectively, as a result of: new indications for use; labeling changes; the use of a different facility or establishment to manufacture, process, or package the device; changes in manufacturing facilities, methods, or quality control systems; and changes in performance or design specifications.

The regulatory approval process can be expensive, lengthy and uncertain for both original and supplemental clearance or approvals. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any proposed future products or modifications of existing products. The failure to obtain clearances or approvals, loss of previously received approvals, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on our business, financial condition and results of operations.

Beginning in 1996, the following FDA and/or PMA approvals were obtained for:

•	the ThinPrep System for cervical cancer screening;

•	the expanded product labeling for the ThinPrep System to include the claim that the ThinPrep System is significantly more effective in detecting Low-Grade Squamous Intraepithelial Lesions and more severe lesions than the conventional Pap smear method in a variety of patient populations;

•	the expanded product labeling to include a claim that the specimen quality using the ThinPrep System is significantly improved over that of the conventional Pap smear method;

•	our PMA supplement application for use of a combination of an endocervical brush and spatula sampling devices;

•	our PMA supplement applications for the testing for HPV directly from a single vial of patient specimen collected in ThinPrep solution using Digene’s Hybrid Capture and Hybrid Capture II HPV DNA Assay, respectively;

•	the ThinPrep 3000 Processor, our batch processor for automated sample preparation;

•	our PMA supplement application for the inclusion of data describing the detection of High-Grade Squamous Intraepithelial Lesions with the ThinPrep Pap Test;

•	our PMA supplement applications to allow for testing for Chlamydia trachomatis and Neisseria gonorrhea directly from the ThinPrep Pap Test vial using Roche’s COBAS Amplicor automated system, as well as Gen-Probe Incorporated’s APTIMA Combo 2 Assay;

•	our PMA application for the ThinPrep Imaging System.

In September 2005, we obtained approval of two pre-market approval supplements: (1) one that allows for the removal of up to four milliliters from the PreservCyt sample vial before preparing the ThinPrep Pap Test slide to better facilitate ancillary testing, which improves the implementation of and provides broader application of molecular testing, particularly in high-volume laboratories and (2) one related to the detection of endocervical and endometrial glandular lesions with the ThinPrep Pap Test. We anticipate that any other proposed uses for the ThinPrep System and ThinPrep Imaging System would likely require approval of a PMA supplement or a new PMA application.

The PMA application for the NovaSure System, which we acquired in March 2004, was approved by the FDA in September 2001, authorizing commercialization of the NovaSure System for the treatment of excessive menstrual bleeding due to benign causes in pre-menopausal women who have completed childbearing. The MammoSite System, which we acquired in March 2005, was cleared by the FDA in May 2002 for the delivery of intra-cavity radiation to the surgical margins following lumpectomy for breast cancer. Subsequent FDA clearances were received in May 2003, February 2004 and August 2004 relating to the MammoSite catheters. The GliaSite System, which we also acquired in March 2005, received 510(k) clearance in April 2001, authorizing commercialization of the GliaSite System for radiation therapy in patients with any malignant brain tumor following resection surgery.

The ThinPrep, ThinPrep Imaging, NovaSure, MammoSite and GliaSite Systems are, and any other products we may manufacture or distribute pursuant to an approved PMA application or supplements or 510(k) clearance will be, subject to pervasive and continuing regulation by the FDA, including the Quality System Regulation, or QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures; labeling requirements; the FDA’s general prohibition against false or misleading statements in the labeling or advertising products for unapproved or “off-label” uses; the Corrections and Removals regulation, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FDC Act that may pose a risk to health; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We are subject to inspection by the FDA to determine our compliance with regulatory requirements. Product labeling, advertising and promotional activities may be subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by us and any of our distributors for their approved indications. No assurance can be given that modifications to the labeling that may be required by the FDA in the future will not adversely affect our ability to market or sell the ThinPrep, ThinPrep Imaging, NovaSure, MammoSite and GliaSite Systems, as well as the FirstCyte Breast Test, or any other products we may develop or acquire. Our failure to comply with applicable regulatory requirements could result in possible administrative and legal actions by the FDA and other regulatory agencies. Such actions may include fines, product recalls, product seizures, injunctions to halt manufacture and distribution, and other civil and criminal sanctions.

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

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In 2003, we met the essential requirements of the European In Vitro Medical Devices Directive that apply to the ThinPrep Pap Test and ThinPrep Imaging System, as well as the essential requirements of the European Medical Devices Directive that apply to the NovaSure System and the FirstCyte Breast Test. As a result, our products bear the CE mark and may be legally marketed in the countries of the European Union and the European Free Trade Association. In addition, in August and December 2001, the MammoSite System and GliaSite System received CE mark certification, respectively. The time required to obtain approval from a foreign country to market and sell our products may be longer or shorter than that required for FDA approval and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. In addition, there can be no assurance that we will meet the FDA’s export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Our failure to meet the FDA’s export requirements or obtain FDA export approval when required to do so, or to obtain approval for importation into various countries, could have a material adverse effect on our business, financial condition and results of operations.

The laboratories that purchase the ThinPrep System and ThinPrep Imaging System are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), which require laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We believe that the ThinPrep System, including the ThinPrep Imaging System, operates in a manner that will allow laboratories purchasing the device to comply with CLIA requirements. However, there can be no assurance that adverse interpretations of current CLIA regulations or future changes in CLIA regulations would not have an adverse effect on sales of the ThinPrep System and ThinPrep Imaging System.

Patents, Trademarks, Copyrights, Licenses and Proprietary Rights

We rely on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect our proprietary technology, rights and know-how. We pursue patent protection in the United States and file corresponding patent applications in certain foreign jurisdictions. We hold 69 issued United States patents, 130 pending United States patent applications, and corresponding foreign patents or patent applications relating to various aspects of our ThinPrep System, ThinPrep Imaging System, NovaSure System, MammoSite System, GliaSite System, FirstCyte Breast Test and other related technologies.

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

We hold an exclusive worldwide license from DEKA Products, LP (“DEKA”). In addition, we are the exclusive licensee of certain patented technology for use in the field of diagnosis and treatment of breast cancer and we are the exclusive licensee for the use of Iotrex, for use with our GliaSite System, for the life of the two related patents. We currently are obligated to pay royalties in varying amounts. Our failure to maintain rights to such technology could have a material adverse effect on our business, financial condition and results of operations. In November 2003, DEKA filed a demand for arbitration with the American Arbitration Association alleging that we underpaid royalties and on April 26, 2005, the arbitration panel issued its final decision and as a result, we recorded a pre-tax charge in the first quarter of fiscal year 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. See “Item 3. Legal Proceedings” in this Form 10-K for a discussion of this matter.

We presently have several trademarks, some of which have been registered with the United States Patent and Trademark Office and other comparable agencies worldwide. There can be no assurance that any copyrights or trademarks we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. We also hold unregistered copyrights on internally developed documentation and operating software developed for the ThinPrep System and ThinPrep Imaging System.

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

Seasonality

Our industry is subject to seasonal fluctuations in operating results and cash flows, which may reduce net sales and operating cash flows below annual averages. We experience fluctuations in our business as a result of time of year, physicians’ vacation schedules and severe weather, which vary in severity from year to year. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

Employees

As of December 31, 2005, we employed 1,331 persons worldwide. We are not subject to any collective bargaining agreements, have never experienced a work stoppage and consider our relations with our employees to be good.

Financial Information Regarding Segment Reporting and Geographic Areas

We currently operate our business in three segments: domestic diagnostic products, domestic surgical products and international. Please refer to Note 2(s) “Segment and Enterprise-Wide Reporting” in the notes to consolidated financial statements included in this Annual Report on Form 10-K under Item 8, “Financial Statements and Supplementary Data.”

Executive Officers of Cytyc Corporation

The executive officers of Cytyc Corporation are set forth below. Business experience for the past five years is provided and ages are as of January 1, 2006.

Patrick J. Sullivan (54).	Chief Executive Officer and Director (since March 1994). Concurrently serves as President (since July 2002, previously from March 1994 to January 2002). Chairman of the Board (since May 2002).

Daniel J. Levangie (55).

Executive Vice President, Commercial Operations (since January 2004). Executive Vice President (July 2002 to January 2004). Mr. Levangie has held several positions with Cytyc Corporation, including President, Executive Vice President, Chief Operating Officer, Senior Vice President and Vice President, Commercial Operations (December 1997 to July 2002). Chief Executive Officer and President of Cytyc Health Corporation (July 2002 to December 2003). Mr. Levangie is a member of the board of directors of Dune Medical Devices Ltd.

Timothy M. Adams (46).

Vice President, Chief Financial Officer and Treasurer (since November 2004). Chief Financial Officer, Modus International, Inc., (October, 2002 to August, 2004). Chief Operating and Chief Financial Officer, GeoTrust (March to September 2002). Chief Financial Officer, Digex, Inc. (January, 2000 to December, 2001).

James Linder, M.D. (51).	Senior Vice President (since March 2004). Chief Medical Officer (since January 2002). Consulting Medical Director (May 1996 to January 2002).

A. Suzanne Meszner-Eltrich (53).	Senior Vice President (since March 2004). Vice President, General Counsel and Secretary (since September 1997). Concurrently served as Vice President, Human Resources (September 1997 to May 2002).

John P. McDonough (46).

Senior Vice President of Development and Operations (since March 2004). Vice President, Corporate Development (October 2003 to March 2004). Founder, Chief Executive Officer and President of Soundbite Communications (April 2000 to September 2003).

David P, Harding (40).

Senior Vice President, Cytyc Corporation, and President of Cytyc International, Inc. (since October 2005). Vice President, Marketing (October 2004 to October 2005). Associate and Principal with McKinsey & Company, Inc. (October 1993 to October 2004).

Item 1A. Risk Factors.

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

We depend principally on the sale of three product lines.

Prior to our acquisitions of Novacept in March 2004 and Proxima Therapeutics, Inc. (“Proxima”) in March 2005, we derived most of our revenues from sales of our ThinPrep processor, filters and other disposable supplies for use in gynecological and non-gynecological testing applications. As a result of the Novacept and Proxima acquisitions, we now manufacture and market the NovaSure, MammoSite and GliaSite Systems, which represented 29% of worldwide consolidated net sales in the year ended December 31, 2005. Nevertheless, we still rely heavily on sales of our ThinPrep products to generate a significant portion of our net sales and earnings. If we are unable to continue to successfully develop and commercialize our current products as well as other new or improved products, our business, sales and profits may be materially impaired.

In addition, in October 2003, an article in the New England Journal of Medicine suggested that the interval between screenings for cervical cancer could be extended from one year to three years for women over 30 who have had consistently negative results from previous screenings. If screening periods are extended as suggested, aggregate demand for testing is likely to decrease and if we are unable to successfully develop additional products, our business may be materially adversely affected. Furthermore, we may be required to obtain FDA approval and secure adequate reimbursement from insurance companies and other third-party payors for any other new or improved products that we are able to develop or acquire, and we may not be able to do so.

Our sales are dependent on third-party reimbursement.

Widespread adoption of our ThinPrep, ThinPrep Imaging, NovaSure, our newly acquired MammoSite and GliaSite Systems, and the FirstCyte Breast Test in the United States and other countries is dependent upon the ability of healthcare providers and laboratories to secure adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, Medicare and Medicaid and foreign governmental healthcare agencies. Although a majority of managed care organizations in the United States have added the ThinPrep Pap Test to their coverage and the NovaSure, MammoSite and GliaSite procedures are reimbursed by many private healthcare insurance and managed care payors, we cannot guarantee that reimbursement will increase or continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and clinical laboratories in the United States and other countries to use our products instead of conventional methods or existing therapies, such as whole breast irradiation and brachytherapy, or the products of our competitors. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. There can be no assurance that third-party payors will provide or continue to provide such coverage, that third-party reimbursement will be made available at an adequate level, if at all, for our products under any such overseas reimbursement system or that healthcare providers or clinical laboratories will use our products in lieu of other methods. We also will be required to secure adequate reimbursement for any new products we develop or acquire, and we may not be able to do so successfully.

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

Our products face direct competition from a number of publicly-traded and privately-held companies. Some of our competitors are large companies that enjoy significant competitive advantages over us, including:

•	significantly greater name recognition;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer discounts or incentives to gain competitive advantage;

•	greater resources for product development, sales and marketing; and

•	well-established products for procedures such as the radical mastectomy or traditional radiation therapy.

The markets we sell in are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Other companies may develop products that are superior to ours or less expensive, or both. Improvements in existing competitive products or the introductions of new competitive products may reduce our ability to compete for sales, particularly if those competitive products demonstrate better safety or effectiveness, clinical results, ease of use or lower costs. The development, FDA approval and commercial marketing of competitive systems for cervical cancer screening, treatment for excessive menstrual bleeding, breast cancer, or malignant brain tumors could have a material adverse effect on our business and financial condition. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments, our sales could decline and our business could be adversely affected.

The success of our business depends on our ability to protect our intellectual property rights.

We rely on a combination of patents, trade secrets, copyrights, trademarks and confidentiality agreements to protect our products’ proprietary technology, rights and know-how. We also are the exclusive licensee of certain patented technology for use in the field of cytology related to the ThinPrep System, in the field of breast cancer detection and treatment related to the FirstCyte Breast Test and in the treatment of any proliferative disease relating to our GliaSite System.

With our acquisitions in March 2004 and 2005, we acquired all of Novacept’s and Proxima’s intellectual property rights, respectively, including those with respect to the NovaSure System, the MammoSite System and the GliaSite System. However, the medical device industry in general, and the therapeutic use of devices employing radiofrequency energy, such as the NovaSure System, in particular, have been subject to extensive litigation and administrative proceedings regarding patents and other intellectual property rights.

If we fail to protect, defend and maintain the intellectual property rights with respect to any of our products or if we are subject to a successful third-party claim of infringement, the competitive position of these products could be impaired. In addition, infringement, interference and other intellectual property claims and proceedings, with or without merit, are expensive and time-consuming to litigate and could adversely affect our business, financial condition and operating results.

If breast surgeons, radiation oncologists and patients do not adopt the MammoSite System as a preferred treatment for early-stage breast cancer, the intended benefits of our acquisition of Proxima may not be realized and the market price of our common stock could decline.

The primary product acquired as a result of our acquisition of Proxima is the MammoSite System, which is used to treat early-stage breast cancer. The MammoSite System is supported by only four years of patient follow-up studies from the initial 43-patient study that was designed to gain clearance from the FDA and the one-year follow-up study from a 1,600-patient registry following the FDA clearance. We could discover that the results of these clinical trials are not indicative of results experienced in the market over time. Furthermore, some of the existing data has been produced in studies that involve relatively small patient groups, and such data may not be reproduced in wider patient populations. Currently, with respect to our MammoSite System, we are competing against breast cancer treatment using external beam radiation, which has longer-term data on patient outcome.

We may have difficulty gaining further acceptance of the MammoSite System among breast surgeons, radiation oncologists and patients for a number of reasons including:

•	the presence of competing products sold by companies with longer operating histories, more recognizable names and more established distribution networks;

•	the introduction or existence of competing products or technologies that may be more effective, safer or easier to use than the MammoSite System;

•	the results of long-term clinical studies relating to the effectiveness of the MammoSite System;

•	the availability of alternative treatments or procedures that provide comparable levels of improvement in breast cancer treatment at a lower cost than the MammoSite System;

•	breast surgeons, radiation oncologists and patient perceptions of the MammoSite System as compared to other treatments for breast cancer; and

•	the continued availability of satisfactory reimbursement from healthcare payors for breast cancer treatment procedures.

We believe that continued recommendation and support for the use of the MammoSite System by influential breast surgeons and radiation oncologists and treatment centers are essential for widespread market acceptance. If the MammoSite System does not continue to receive support from these key constituencies, or if longer-term data does not demonstrate continued support for the clinical efficacy of the MammoSite System, breast surgeons and radiation oncologists may not use, and hospitals and outpatient surgery centers may not purchase, the MammoSite System. If this occurs, the intended benefits of the acquisition, such as increased net sales, may not be realized and the market price of our common stock could decline.

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

We cannot accurately predict the rates at which women will undergo the NovaSure procedure.

We cannot assure you that the market for endometrial ablation products will continue to develop in the future or that the new endometrial ablation procedures, including the NovaSure procedure, will continue to experience similar or greater rates of use. We cannot assure you that we will be successful in continuing to attract physicians and women to use the NovaSure System, or whether or not evolving trends in the treatment of excessive menstrual bleeding will favor new endometrial ablation procedures as compared to traditional approaches.

Our success depends on the continued market acceptance of our ThinPrep System products and their cost.

Our success and growth depends on the continued market acceptance of our ThinPrep System and ThinPrep Imaging System, including any follow-on applications of ThinPrep technology. The laboratory cost of using the ThinPrep System and ThinPrep Imaging System for cervical cancer screening, both together and individually, is higher than that of a conventional Pap smear and, we believe, competing liquid-based slide preparation systems. Due in part to increased competitive pressures in the healthcare industry to reduce costs, our ability to gain market acceptance of the ThinPrep System and follow-on products depends on our ability to demonstrate that the higher cost of using the ThinPrep System is offset by (1) a reduction in costs often associated with conventional Pap smears or competing liquid-based slide preparation systems, such as inaccurate diagnoses and the need for repeat Pap smears, as well as (2) the ability to use our ThinPrep System for additional testing applications, such as testing for the HPV, Chlamydia trachomatis and Neisseria gonorrhea. In particular, for both the ThinPrep Imaging System and the FirstCyte Breast Test, we need to convince healthcare providers, insurance companies and other third-party payors, and clinical laboratories of the clinical benefits and cost-effectiveness of these products. For the FirstCyte Breast Test, we await the results of an outcome study to support additional claims to drive market acceptance of this product and its cost.

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

We continually explore opportunities to acquire related businesses, some of which could be material to us. Our ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating such companies, achieving cost efficiencies and managing these businesses as part of our company. We may not be able to effectively integrate acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our effort to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions, increased competition, the loss of customers resulting from the acquisitions and the assumption of unknown liabilities. In addition, the process of integrating these businesses could cause an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business if any of the above adverse effects were to occur. Further, the benefits that we anticipate from any future acquisitions may not develop.

Future acquisitions may also harm our operating results, dilute our stockholders’ equity and create other financial difficulties for us.

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

We may be subject to the risk of product liability claims relating to our products.

Regardless of the technology employed, surgical procedures involve risk of complications and companies that produce medical devices for use in surgical procedures are subject to risk of product liability litigation. We could become a party to legal proceedings involving injuries to patients that occurred when one of our products is used. We will vigorously defend against any product liability claims that may arise related to any of our products. However, there can be no assurance that any defense against alleged claims will be successful.

If one of our products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Product liability insurance is in place for all of our products. However, we cannot assure you that available insurance will be sufficient to cover damages from any possible future claims. In addition, claims could adversely affect the reputation of the related product, which could damage its competitive position in the market. The sale and use of one of our diagnostic products could also lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect that resulted in the failure to detect a disorder for which it was being used to screen or caused injuries to a patient. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure additional coverage in the future. Also, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend, which could result in a diversion of management’s attention from our business and could adversely affect the perceived safety and efficacy of our products, as well as our financial condition and operating results.

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

We currently have limited international sales capabilities and cannot guarantee success in international markets.

Although we commenced sales in countries outside the United States in 1998, only a small percentage of our sales to date have been to international markets. If we fail to increase international sales, our business and financial condition may suffer materially. We cannot guarantee that we will successfully develop international sales channels or capabilities that will enable us to generate significant revenue from international sales. Even though we have established international sales capabilities, we may not be able to obtain favorable third-party reimbursements and required regulatory approvals in foreign countries. While we believe we have developed a comprehensive international patent filing strategy, we have not secured patents in all foreign countries which we currently sell or plan to sell our products. In some cases our ability to pursue patents in certain countries has lapsed. In those countries where we do have patents covering our products, we cannot guarantee that such patents may be successfully enforced against infringing products. We may also face difficulty and added expense in complying with the U.S. and international regulations applicable to the sale and marketing of our products internationally.

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

We currently obtain certain key components of our products, including the proprietary filter material and microscope slides used in the ThinPrep Pap Test, radioisotopes, certain balloons and other items used in the design and manufacture of the MammoSite System and the Iotrex liquid isotope used with the GliaSite System, from single or a limited number of sources due to technology, availability, price, quality and other considerations. Additionally, the NovaSure System utilizes several components that may become obsolete or no longer be manufactured. We attempt to mitigate these risks by working closely with key suppliers regarding our supply needs and we have qualified backup vendors for several of our key components. Although we believe that alternative sources for these components are available, a supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. Switching components may require product redesign and submission to the FDA of a pre-market supplement or possibly a separate pre-market approval, either of which could significantly delay production. If we are unable to obtain sufficient quantities of these components that meet our quality and technical requirements at reasonable prices and in a timely manner, we will not be able to manufacture and sell our products on a timely and cost-competitive basis, which would materially and adversely affect our business and financial condition.

Our lack of redundant manufacturing capabilities could harm our business.

We assemble all of our ThinPrep Processors, the ThinPrep Imaging System, the FirstCyte Breast Test and the single-use disposable devices in the NovaSure System. In addition, we contract with third-parties to manufacture our MammoSite System and GliaSite System. We have established a certain level of site redundancy on our core products, or have developed alternate sources. While we have made significant efforts to safeguard these core manufacturing processes, the loss of any of these facilities would impede our manufacturing and sales efforts, which would materially and adversely affect our business and financial condition.

Because a component of the NovaSure System is manufactured in Costa Rica, we will be subject to the political and economic risks of doing business there.

We cannot guarantee that the political, labor and economic climate in Costa Rica will remain sufficiently stable for uninterrupted manufacturing operations in that country. Our operations relating to the NovaSure System could be adversely affected by political unrest and we could also be harmed by strikes and other labor disruptions. Any of these events could result in increased costs or in disruptions of supply of the NovaSure disposable devices, or any other product or component we may elect to manufacture in Costa Rica in the future, which could harm our business, financial condition and operating results.

We are subject to numerous FDA laws and regulations, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could cause us to incur significant compliance costs and/or subject us to significant civil and criminal sanctions.

Our products are subject to expansive FDA regulation. Complying with these requirements imposes significant expenses on our operations. If we fail to comply with applicable regulations, we could be subject to a wide range of civil and criminal enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or loss of FDA marketing claim approval.

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

Any modifications to a device that has received a pre-market approval that affect its safety or effectiveness require a pre-market approval supplement or possibly a separate pre-market approval, either of which is likely to be time-consuming, expensive and uncertain to obtain. The FDA requires the device manufacturer to make and document its determination whether or not a pre-market approval or supplement is required, but the FDA can review the manufacturer’s decision. Before the acquisition, Novacept modified various aspects of the NovaSure System and filed and received approval for one pre-market supplement with respect to some of the changes in the design of and manufacturing process for its disposable device. However, the FDA may not agree with Novacept’s decisions not to seek supplements or new approvals for the other device modifications or with our decisions regarding any future device modifications for the NovaSure System or any of our other product lines. If the FDA requires us to seek one or more pre-market approval supplements or new pre-market approvals for any modification to a previously approved device, we may be required to cease marketing or to recall the modified device until we obtain approval, and we may be subject to significant criminal and/or civic sanctions, including but not limited to, regulatory fines or penalties.

If we or our contract manufacturers fail to comply with the FDA’s Quality System Regulation, manufacturing operations could be interrupted, and our product sales and operating results could be adversely affected.

Our design and manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its Quality System Regulation through unannounced inspections. If one of our manufacturing facilities fails an inspection, operations and manufacturing could be disrupted. Failure to take adequate and timely corrective action in response to an adverse inspection could force a shutdown of these manufacturing operations or a recall of the product. If we shut down manufacturing operations or recall our products, we may lose customers and experience a decline in our revenues.

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

Our corporate documents and Delaware law contain provisions that may enable our board of directors to resist a change in control of our company. These provisions include:

•	a staggered board of directors;

•	limitations on persons authorized to call a special meeting of stockholders;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

•	a stockholder rights agreement or “poison pill.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our executive offices, as well as our administrative, research, and certain manufacturing and distribution operations are located in a leased facility consisting of approximately 216,000 square feet in Marlborough, Massachusetts for a term of 15 years, beginning January 2004. We own approximately 2.7 acres of land and 46,000 square feet of facilities housing additional manufacturing operations in Londonderry, New Hampshire. We also lease a distribution facility consisting of approximately 37,000 square feet in Methuen, Massachusetts. Certain manufacturing, administrative, sales and marketing, research and development and operations for our NovaSure product are conducted at our Palo Alto, California facility consisting of approximately 26,200 square feet. In July 2005, we entered into a new lease agreement for a facility consisting of 62,000 square feet to relocate our Palo Alto operations to Mountain View, California and we expect to take occupancy during the first quarter of fiscal year 2006. This lease expires in August 2012. Until we move our California operations to Mountain View, we will maintain a month-to-month lease in Palo Alto. Our primary manufacturing facility for the NovaSure single-use devices consists of approximately 26,500 square feet in San Jose, Costa Rica. The lease for this facility expires in 2008, with an option to renew for two additional five-year terms. In addition, as part of our acquisition of Proxima in March 2005, we assumed a leased facility located in Alpharetta, Georgia consisting of certain administrative, sales and marketing, and research and development functions for our MammoSite and GliaSite Systems. This facility consists of approximately 12,400 square feet and expires in June 2007. In 2005, we moved all key administrative and research and development functions relating to the MammoSite System to our Palo Alto facility. We believe that we have adequate facilities to satisfy our operational requirements for the foreseeable future.

Item 3. Legal Proceedings

On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against us alleging that Cytyc underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”). Under the 1993 DEKA Agreement, we are obligated to pay a one percent royalty on net sales of the ThinPrep 2000 and 3000 Processors plus “…any filter cylinder or similar disposable….” The dispute concerned the method of calculating royalties on the sale of the single use disposable ThinPrep Pap Test kit. The 1993 DEKA Agreement required disputes to be resolved through binding arbitration. The ThinPrep 2000 and 3000 Processors may be used to prepare both gynecological and/or non-gynecological specimen slides. Our gynecological product, the ThinPrep Pap Test, consists of four disposable components sold in a kit: our patented preservative solution and filter, a proprietary microscope slide, and collection devices manufactured for us by third parties. With respect to the ThinPrep Pap Test, we formerly calculated the royalty owed to DEKA based only on the value of the filter, not the full kit. Specifically, we used a cost-ratio method to derive the portion of ThinPrep Pap Test kit sales price attributable to the filter. DEKA, however, challenged our method of calculating the royalty and sought a one percent royalty on the entire Thin Prep Pap Test kit rather than on just the filter. DEKA also made claims that we breached an implied covenant of good faith; engaged in deceptive trade practices; breached an alleged fiduciary duty; and sought treble damages.

In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision. According to the award, we are required to pay a one percent royalty on the net sales of all ThinPrep Pap Test disposable components, both for the period from November 17, 2000 to December 31, 2004 (the “Retroactive Royalties”) as well as for future sales, plus interest related to the Retroactive Royalties. The panel determined that the applicable statute of limitations limited the Retroactive Royalties to sales from November 17, 2000. The panel also awarded DEKA the recovery of audit costs related to the royalty audit conducted after the dispute arose, as well as reimbursement for a portion of DEKA’s legal fees and expenses related to the arbitration proceeding. As to DEKA’s other claims, with the exception of certain equitable defenses, the arbitration panel found in favor of us.

The panel rejected DEKA’s contentions of bad faith, finding that we did not act irrationally or in a secretive manner, did not engage in deceptive trade practices and did not breach any fiduciary duties. In addition, the panel rejected DEKA’s claim for treble damages. As a result of the arbitration panel’s decision, we recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, we filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as we believe the award manifestly disregarded applicable law as well as the language of the underlying agreement. Our motion to vacate the arbitration award was denied by the United States District Court on July 8, 2005. On August 5, 2005, we filed a notice of appeal in the United States Court of Appeals for the First Circuit, appealing the July 8, 2005 judgment of the District Court. Oral arguments have been scheduled for February 8, 2006. Given the stage of the appeal proceeding, we are unable to reasonably estimate the ultimate outcome of this appeal.

On June 16, 2003, we filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by our ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against us in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts. Additionally, on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have our Massachusetts case dismissed. The Massachusetts court has not yet set a trial date. On September 2, 2005 a joint motion for partial dismissal was filed dismissing each party’s claims and counterclaims relative to seventeen patent claims from two of the patents in suit. A so-called Markman or claim construction hearing took place from September 6, 2005 through September 8, 2005 and on November 28, 2005, the Court issued its claim construction opinion and order. Based on the current case status, we anticipate that a trial will be scheduled to occur sometime in mid-to-late 2006. We believe that the claims against us are without merit and intend to vigorously defend this suit. Given the stage and current status of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

On December 22, 2005, Xoft Microtube, Inc. filed suit in the Northern District of California against us and Proxima Therapeutics, Inc. asking the court to determine and declare that U.S. Patent Nos. 5,913,813, 5,931,774, 6,083,148, 6,413,204, and 6,482,142 are invalid and not infringed by Xoft. We believe that the claims against us are without merit and intend to vigorously defend this suit. Given the early stage the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

We are subject to legal claims and assertions in the ordinary course of business. Although the outcomes of any other lawsuits and claims are uncertain, we do not believe that, individually or in the aggregate, any such lawsuits or claims will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq National Market under the symbol “CYTC”. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on The NASDAQ National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
2004:
First Quarter	$22.48	$13.60
Second Quarter	28.48	17.79
Third Quarter	25.18	21.32
Fourth Quarter	29.05	23.51
2005:
First Quarter	$27.78	$21.02
Second Quarter	24.50	19.83
Third Quarter	27.50	21.26
Fourth Quarter	29.60	23.76

On February 1, 2006, the last reported sales price of our common stock on The Nasdaq National Market was $30.02 per share. As of February 1, 2006, there were 371 holders of record of our common stock.

We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Stock Repurchase Program

On November 18, 2005, our board of directors terminated our existing stock repurchase program and approved a new stock repurchase program. Under the new program, we are authorized to repurchase up to $200 million of our common stock through open market purchases or private transactions that will be made from time to time as market conditions allow. The stock repurchase program is expected to be in effect for a maximum of four years. Shares repurchased under this program will be held in our treasury. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the three months ended December 31, 2005 under the new or prior stock repurchase program. As of December 31, 2005 and 2004, we had repurchased 17,469,890 and 15,279,039 shares, respectively, under the previous stock repurchase program, with an aggregate cost of $207.5 million and $157.4 million, respectively.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statements of Income Data:
Net sales	$508,251	$393,593	$303,060	$236,493	$220,993
Cost of sales	107,149	82,523	57,420	48,622	40,168

Gross profit	401,102	311,070	245,640	187,871	180,825

Operating expenses:
Research and development	32,330	20,820	14,724	14,524	18,975
In-process research and development(1)	—	19,100	—	—	56,000
Sales and marketing	131,346	102,011	79,547	69,971	59,161
General and administrative	45,298	35,274	28,008	23,125	16,987
Arbitration decision(2)	7,807	—	—	—	—
Expenses related to terminated merger(3)	—	—	—	5,705	—

Total operating expenses	216,781	177,205	122,279	113,325	151,123

Income from operations	184,321	133,865	123,361	74,546	29,702
Other (expense) income, net(4)	(5,603)	(3,468)	2,622	2,711	8,006

Income before provision for income taxes	178,718	130,397	125,983	77,257	37,708
Provision for income taxes	65,232	56,809	49,763	29,363	25,073

Net income	$113,486	$73,588	$76,220	$47,894	$12,635

Net income per common and potential common share(5):
Basic	$1.00	$0.66	$0.69	$0.40	$0.11

Diluted	$0.94	$0.63	$0.68	$0.39	$0.10

Weighted average common and potential common shares outstanding(5):
Basic	113,528	111,148	110,983	120,114	115,396
Diluted	125,446	121,922	112,807	122,782	120,776

Balance Sheet Data:
Cash, cash equivalents and investment securities	$220,619	$232,295	$177,897	$163,744	$153,242
Total assets	1,039,879	809,350	390,900	361,626	386,760
Long-term debt	250,000	250,000	—	—	—
Retained earnings (deficit)	286,718	173,232	99,644	23,424	(24,470)
Total stockholders’ equity	628,351	487,445	353,631	324,728	350,308

(1) We incurred in-process research and development charges totaling approximately $19.1 million in 2004 related to our acquisition of Novacept and approximately $56.0 million in 2001 related to our acquisition of Pro-Duct Health, Inc.

(2) We incurred a charge in connection with the DEKA Products Limited Partnership arbitration panel decision in the first quarter of 2005.

(3) We incurred charges totaling approximately $5.7 million in 2002 related to our terminated merger with Digene Corporation.

(4) We received other income of $3.1 million in 2001 from a litigation settlement.

(5) See Note 2(p) in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for an explanation of the computation of basic and diluted net income per share data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cytyc Corporation is a diversified women’s health company that designs, develops, manufactures, and markets innovative and clinically effective products. Our products cover a range of women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer and breast cancer risk assessment. We operate our business in three segments: domestic diagnostic products, domestic surgical products and international. Our domestic diagnostics products segment develops and markets the ThinPrep® System in the United States primarily for use in cytology testing applications focused on women’s health, such as cervical cancer screening. Our domestic surgical products segment manufactures the NovaSure® System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding, the MammoSite® Radiation Therapy System, a device for the treatment of breast cancer that positions radiation sources directly into the post-lumpectomy site to optimize radiation treatment delivery while minimizing damage to healthy tissue, and the GliaSite® Radiation Therapy System for the treatment of malignant brain tumors. The domestic surgical products segment markets these products in the United States. Our international segment markets our diagnostic and surgical products outside of the United States through our subsidiaries and distributors in locations such as Canada, Europe, Australia and Hong Kong.

Net sales have grown in all of our segments during the last three years through product diversification within the women’s health market. Net sales in fiscal year 2005 were $508.3 million, an increase of 29% from the prior year. Net income in fiscal year 2005 was $113.5 million, an increase of 54% from the prior year. Net income per diluted share was $0.94 in fiscal year 2005 compared to $0.63 in the prior year. Our strategy is to yield sustainable growth through diversification of our revenue streams. The growth in sales of our NovaSure System resulted from increased market penetration, as well as sales generated by the MammoSite and GliaSite Systems acquired during the year. The growth in our domestic diagnostic sales primarily reflects the growing adoption of the ThinPrep Imaging System, which was commercially released in June 2003 and which continues to strengthen and grow our ThinPrep System product line. We are also making investments in the enhancement of our current product offerings, as well as emerging technologies in such fields as cervical cancer and breast cancer diagnosis and treatment. We are making major investments in sales and marketing, including integration efforts following the Proxima acquisition in March 2005, to better support our customers and help expand market demand, as well as to increase our market share.

The investment in our future is supported by our continued strong cash flow generated from operations of $176.0 million, $137.6 million and $87.3 million during fiscal years 2005, 2004 and 2003, respectively, and our $220.6 million in cash, cash equivalents and investment securities as of December 31, 2005. We will continue to utilize our positive cash flow from operations to invest in our existing business operations as well as to make certain strategic acquisitions or investments.

We remain committed to our goal to become the market leader in providing innovative technologies that improve women’s health. The strength of our existing capabilities in the field of obstetrics and gynecology, along with our entrance in the field of breast cancer diagnosis and treatment, including the size of our dedicated sales team, our clinically driven marketing approach, and our training to date of thousands of medical professionals, provide the foundation for our growth. We are confident in our ability to drive long-term shareholder value using the principles of our mission, our strong product offerings, and continued commitment to expansion of our existing product offerings.

Understanding Our Financial Information

Our financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes to the Consolidated Financial Statements as of December 31, 2005 and 2004 and for each of the three fiscal years ended December 31, 2005, 2004, and 2003. The following will assist you in fully understanding our financial information.

Organization of Financial Information

Management’s discussion and analysis provides material historical and prospective disclosures enabling investors and other users to assess our financial condition and results of operations.

The consolidated financial statements, excluding the related notes, include the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders’ equity and consolidated statements of cash flows.

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

Valuation of Long-Lived Assets, Intangibles and Goodwill.

Tangible and intangible assets acquired in a business combination, including acquired in-process research and development, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The fair values of acquired assets are determined by management using relevant information and assumptions and assisted, in certain situations, by independent appraisers. Fair value of acquired intangible assets is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, analyses of project accomplishments, assessment of overall contributions, project risks and the selection and use of an appropriate discount rate. Amortization of all our intangibles with defined lives, including those acquired individually, is calculated either using the straight-line or cash flow method. The cash flow method requires management’s estimate of net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are expected to be consumed.

We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of long-lived assets, intangibles or goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. We are required to perform an impairment review for goodwill on an annual basis, or earlier if indicators of potential impairment exist. Based on our impairment review during 2005, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At December 31, 2005, we had $582.0 million of net intangible assets, of which $389.4 million represented goodwill. An impairment of our intangible assets could result in a material, non-cash expense in our consolidated statement of income.

Property and equipment is depreciated over the useful lives of the assets. Included in property and equipment is equipment under customer usage agreements (for example, a ThinPrep Processor or a ThinPrep Imaging System), where we install the equipment at customer sites under an agreement whereby customers commit to purchasing minimum quantities of disposable supplies from us over a defined contract term. Under these arrangements, the equipment remains our property and we have the right to either remove the equipment or increase the price per disposable supply if the customer does not consume at least the number of disposable supplies committed in the contract. The cost of the equipment is depreciated as cost of sales over its estimated useful life. Any change in conditions that would cause us to change our estimate as to the useful lives of a group or class of assets included in property and equipment may significantly increase or decrease our depreciation expense on a prospective basis. In January 2005, we revised our estimate of the useful lives of our equipment under customer usage agreements from the specific contract terms (which are generally between three to five years) to a range of three to eight years, depending on the nature of the equipment under the usage agreement. This change in estimate was based on our assessment of historical usage patterns and the useful lives of similar devices. This change in estimate has been reflected in our operating results beginning on January 1, 2005. Net income would have been approximately $2.4 million lower in 2005 had this change in estimate not occurred.

Income Taxes and Deferred Taxes.

We file income tax returns in eleven countries as well as many states and other localities. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, non-deductible items and changes in enacted tax rates. A 1% change in our 2005 effective income tax rate would have the effect of changing net income by approximately $1.8 million or $0.01 per diluted share. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” and “deferred tax liabilities” on our consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income.

When we acquired Proxima in March 2005, we recorded a net deferred tax liability of $17.8 million. This balance primarily is comprised of $21.5 million of deferred tax assets, net of a $1.1 million valuation allowance relating to acquired net operating losses and tax credits, offset by deferred tax liabilities of $39.3 million relating to patents and developed technology. When we acquired Novacept in March 2004, we recorded a net deferred tax asset of $1.0 million. This balance primarily is comprised of $31.4 million of deferred tax assets, net of a $7.0 million valuation allowance relating to acquired net operating losses and tax credits offset by deferred tax liabilities of $32.6 million relating to patents and developed technology. If we are unable to realize the benefits of these net operating losses, tax credits and other tax assets in future years, we may be required to record additional tax expense in our consolidated statement of income.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We are currently undergoing various audits on both the Federal and State levels. We expect the majority of these audits to conclude at various dates throughout 2006. Although we believe we have adequate reserves for potential assessments, we recognize liabilities for potential tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary or, if the reversal relates to deferred tax assets recorded in connection with the acquisitions, we would adjust the carrying value of goodwill.

Legal Proceedings.

We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. During the first quarter of fiscal year 2005, we recorded a pre-tax charge in the amount of $7.8 million, which is in addition to the $1.3 million we had previously recorded, in connection with an arbitration panel’s decision regarding the DEKA Products Limited Partnership proceeding against Cytyc. Our significant legal proceedings are discussed in Note 10(e) to our consolidated financial statements and in Part I, Item 3. “Legal Proceedings” of this Form 10-K.

Stock-based Compensation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123R on January 1, 2006, as required, and we will continue to evaluate the impact of such adoption on our financial position and results of operations. As a result of adopting the provisions of SFAS No. 123R, we expect stock-based compensation expense in fiscal year 2006 to reduce our diluted net income per common share by approximately $0.12 to $0.14. However, our estimate will be affected by the future market price of our common stock, as well as the actual results of certain assumptions we used to value the equity awards, including the related tax impact. These assumptions include, but are not limited to, the volatility of our common stock during fiscal year 2006 and the number of stock options to be issued, forfeited and exercised by employees. In order to value our equity awards, we have used the Black-Scholes option pricing model and we will recognize stock-based compensation expense for future grants on a straight-line basis over the requisite service period of the award.

Prior to January 1, 2006, we accounted for stock options using the intrinsic value method, pursuant to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, stock-based compensation expense was measured as the difference between the option’s exercise price and the market price of our common stock on the date of grant. Historically, under this method, stock-based compensation has not been material because we grant stock options at the market price of our common stock on the date of grant.

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

Results of Operations

Net Sales

	Years Ended December 31,			Percent Change
	2005	2004	2003	2005/ 2004	2004/ 2003
	(in millions)

Domestic Diagnostic Products	$311.3	$289.5	$271.3	8%	7%
Domestic Surgical Products(1)	143.9	62.5	—	130%	—
International(2)	53.1	41.6	31.8	28%	31%

Total Company	$508.3	$393.6	$303.1	29%	30%

(1) Our fiscal year 2004 operating results include the results of Novacept from the date of acquisition (March 24, 2004). Our fiscal year 2005 operating results include the results of Proxima from the date of acquisition (March 7, 2005).

(2) The international segment includes international sales of our diagnostic products of $50.3 million, $40.5 million and $31.8 million in fiscal years 2005, 2004 and 2003, respectively. This segment also includes international sales of our surgical products of $2.8 million and $1.1 million in fiscal years 2005 and 2004, respectively. International surgical product sales in fiscal year 2004 were not significant.

Net sales for each segment as a percentage of total consolidated net sales is as follows (dollars in millions):

Our domestic diagnostic products sales increased 8% in 2005 as compared to 2004 and 7% in 2004 as compared to 2003, due primarily to increased adoption and utilization of the ThinPrep Imaging System (commercially released in June 2003) across our customer base. ThinPrep Pap Test sales to our largest customer, Quest Diagnostics, Inc., represented 11%, 17% and 22% of our consolidated net sales in fiscal years 2005, 2004 and 2003, respectively. This decrease is primarily due to increased unit sales of the ThinPrep Pap Test and our other products to new customers and other existing customers, which thereby are representing a greater percentage of our consolidated net sales. No individual lab is expected to represent more than 10% of our consolidated net sales in 2006. Subsequent to the expiration of our agreement with Quest Diagnostics, Inc. during the second quarter of fiscal year 2005, we implemented an arrangement that includes terms to supply both instrumentation and disposables of the ThinPrep System to meet their customers’ demand.

Net sales of our domestic surgical products segment increased in fiscal year 2005 as compared to fiscal year 2004 primarily as a result of an increase in unit sales and increased pricing of the NovaSure single-use disposable devices, as well as sales of the MammoSite Radiation Therapy single-use disposable devices. Domestic sales of our NovaSure System represented 86% and 100% of domestic surgical products segment net sales in 2005 and 2004, respectively, and sales of the MammoSite System represented 12% of domestic surgical products segment net sales in 2005. Our fiscal year 2005 operating results include the results of Proxima from the date of acquisition (March 7, 2005). Our fiscal year 2004 operating results include the results of Novacept from the date of acquisition (March 24, 2004).

Net sales in our international segment, which is comprised of sales to customers outside the United States of both diagnostic and surgical products, increased 28% in 2005 as compared to 2004 and 31% in 2004 as compared to 2003. The increase in each year primarily reflects higher unit sales of the ThinPrep Pap Test and the NovaSure single-use disposable devices and, to a lesser degree, an increase in average pricing.

Gross Margin

Our gross margin was 79% for fiscal years 2005 and 2004 and was 81% in fiscal year 2003. The gross margin remained consistent in fiscal year 2005 as compared to fiscal year 2004, as the impact of domestic net sales of the ThinPrep Pap Test and increasing sales of the higher-margin NovaSure and MammoSite disposable devices were offset by increased placements of the ThinPrep Imaging System and growth in international sales of our diagnostic products, both of which generally have lower profit margins. The decrease in gross margin in fiscal year 2004 as compared to fiscal year 2003 primarily resulted from expenses related to increased placement of the ThinPrep Imaging System, as well as the increase in international sales of our diagnostic products, which as noted above, generally have lower profit margins as compared to domestic sales of the ThinPrep Pap Test.

Operating Expenses

Total operating expenses increased to $216.8 million for fiscal year 2005, an increase of 22% over fiscal year 2004, as compared to an increase of 45% in fiscal year 2004 over fiscal year 2003. Operating expenses in 2005 include a $7.8 million charge recorded during the first quarter of fiscal year 2005 as a result of an arbitration decision (see Note 10(e) to our consolidated financial statements and Part I, Item 3. “Legal Proceedings” in this Form 10-K) and our operating expenses in 2004 include a charge of $19.1 million to write off acquired in-process research and development costs related to our acquisition of Novacept in March 2004. The following is a summary of operating expenses for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,			Percent of Net Sales
	2005	2004	2003	2005	2004	2003
	(in millions)
Research and development	$32.3	$20.8	$14.7	6%	5%	5%
In-process research and development	—	19.1	—	—	5%	—
Sales and marketing	131.4	102.0	79.5	26%	26%	26%
General and administrative	45.3	35.3	28.0	9%	9%	9%
Arbitration decision	7.8	—	—	2%	—	—

Total operating expenses	$216.8	$177.2	$122.2	43%	45%	40%

Research and Development

Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System, the NovaSure System and the MammoSite Radiation Therapy System, through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic and surgical devices and therapeutic applications for women’s health. Our research and development costs increased to $32.3 million in fiscal year 2005, an increase of $11.5 million or 55%, over fiscal year 2004, as compared to an increase of $6.1 million or 41% in fiscal year 2004 over fiscal year 2003, primarily reflecting: (1) $3.7 million of incremental non-cash amortization of our developed technology intangible assets, specifically resulting from our acquisitions of Novacept in March 2004 and Proxima in March 2005; (2) incremental expenses supporting the MammoSite Radiation Therapy System; (3) our efforts to continue to improve the NovaSure System and the MammoSite Radiation Therapy System by augmenting our medical development team; and (4) increasing clinical trial costs in support of the FirstCyte Breast Test. We expect the non-cash amortization of our existing developed technology portfolio to increase by $4.1 million, to $10.9 million of our research and development expense, in fiscal year 2006.

The increase in research and development costs to $20.8 million in fiscal year 2004, primarily reflected our efforts to continue to improve the ThinPrep Imaging System and the addition of development efforts related to the second generation RF Controller and other operational enhancements to the NovaSure System at our surgical products business, as well as $1.7 million in non-cash amortization of the developed technology intangible asset that resulted from our acquisition of Novacept.

In-Process Research and Development

As part of the allocation of the purchase price of Novacept in March 2004, all intangible assets were identified and valued. It was determined that certain developed and in-development technology had value. As a result of this identification and valuation process, we allocated $19.1 million of the purchase price to in-process research and development projects in 2004. This allocation represents the estimated fair value based on risk-adjusted cash flows related to incomplete research and development activities associated with an upgrade to the RF Controller. The RF Controller delivers radio frequency energy and is one of the two primary components of the NovaSure System. The upgrade to the RF Controller was necessary to replace the existing power supply, a critical component of the RF Controller which was being discontinued by its supplier.

The rate utilized to discount the net cash flows to their present value was based on estimated weighted-average cost of capital calculations. A discount rate of 20% was used to value the in-process research and development project. This discount rate was higher than our weighted-average cost of capital due to the early-stage life cycle of the acquired products, the inherent uncertainties surrounding the outcome of the upgrade project and successful commercialization and development of the acquired assets, the useful life of the acquired technology, the profitability levels of such technology and the uncertainty of technological advances that were unknown at that time.

As of the date of acquisition (March 24, 2004), the upgrade to the RF Controller was under design review, the remaining costs to complete the project were not material and the project was anticipated to be, and actually was, completed in late 2004 with net cash inflows commencing at that time. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition. There have been no variations from our underlying projections and assumptions as compared to actual operating results that would have had a material impact on the valuation of the in-process research and development. In addition, since that time, there have been no additional significant, ongoing activities associated with the in-process research and development and there were no other significant acquired projects. There were no in-process research and development charges in connection with our acquisition of Proxima in March 2005.

Sales and Marketing

Sales and marketing costs increased to $131.4 million for the year ended December 31, 2005, an increase of 29% over fiscal year 2004, as compared to a 28% increase in fiscal year 2004 over fiscal year 2003, primarily due to sales and marketing costs at our domestic surgical products business. The increase of approximately $29.4 million in fiscal year 2005 reflects the expansion of our domestic sales force resulting from the acquisitions of Novacept and Proxima in March 2004 and 2005, respectively, costs to integrate and cross-train our sales forces following the Proxima acquisition and costs associated with a direct-to-consumer marketing program launched during 2005 for our NovaSure product. In addition, we incurred incremental sales and marketing costs of approximately $3.4 million in 2005 as compared to 2004 to support our international expansion efforts.

The increase in fiscal year 2004 as compared to 2003 was primarily due to sales and marketing costs of approximately $21.0 million at our surgical products business, including costs following the March 2004 acquisition of Novacept to integrate and cross-train our domestic diagnostic products and domestic surgical products sales forces. In addition, we incurred incremental sales and marketing costs in 2004 as compared to 2003 to support our international expansion efforts, including efforts following the recommendation of liquid-based cytology as the primary means to process samples for cervical cancer screening programs by the United Kingdom’s National Institute for Clinical Excellence in October 2003, as well as higher selling and customer training costs associated with supporting the continued market release of the ThinPrep Imaging System.

Overall, our sales and marketing expense remained 26% of net sales in fiscal years 2005, 2004 and 2003.

General and Administrative

General and administrative costs increased to $45.3 million for the year ended December 31, 2005, an increase of 28% over fiscal year 2004 as compared to a 26% increase in fiscal year 2004 over fiscal year 2003, primarily due to increased personnel and facility costs to support the growth of our business, increased efforts to enhance our management information systems, increased costs relating to product liability insurance largely due to the expansion of our business and legal costs associated with the growth of our intellectual property portfolio and ongoing litigation (see Note 10(e) to our consolidated financial statements and Part I, Item 3. “Legal Proceedings” in this Form 10-K).

General and administrative costs increased to $35.3 million for the year ended December 31, 2004 from $28.0 million for the year ended December 31, 2003, largely due to approximately $4 million of costs such as business insurance and personnel-related costs at our domestic surgical products business acquired in March 2004, as well as an increase in legal costs of over $2 million related to then-pending litigation.

As a percentage of net sales, general and administrative expenses were 9% in 2005, 2004 and 2003.

Arbitration Decision

On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against us alleging that we underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”) (see Note 10(e) to our consolidated financial statements and Part I, Item 3. “Legal Proceedings” in this Form 10-K for details). In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision. According to the award, we are required to pay a one percent royalty on the net sales of all ThinPrep Pap Test disposable components, both for the period from November 17, 2000 to December 31, 2004 (the “Retroactive Royalties”) as well as for future sales, plus interest related to the Retroactive Royalties. The panel determined that the applicable statute of limitations limited the Retroactive Royalties to sales from November 17, 2000. The panel also awarded DEKA the recovery of audit costs related to the royalty audit conducted after the dispute arose, as well as reimbursement for a portion of DEKA’s legal fees and expenses relating to the arbitration proceeding. As to DEKA’s other claims, with the exception of certain equitable defenses, the arbitration panel found in favor of us. The panel rejected DEKA’s contentions of bad faith, finding that we did not act irrationally or in a secretive manner, did not engage in deceptive trade practices and did not breach any fiduciary duties. In addition, the panel rejected DEKA’s claim for treble damages.

As a result of the arbitration panel’s decision, we recorded a pre-tax charge in the first quarter of fiscal year 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, we filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as we believe the award manifestly disregarded applicable law as well as the language of the underlying agreement. Our motion to vacate the arbitration award was denied by the United States District Court on July 8, 2005. On August 5, 2005, we filed a notice of appeal in the United States Court of Appeals for the First Circuit, appealing the July 8, 2005 judgment of the District Court. Oral arguments have been scheduled for February 8, 2006. Given the stage of the appeal proceeding, we are unable to reasonably estimate the ultimate outcome of this appeal.

Other (Expense) Income, net

We recorded interest expense of $7.2 million and $5.4 million for the years ended December 31, 2005 and 2004, respectively, related to our 2.25% convertible notes due 2024, which were issued on March 22, 2004, including amortization of $1.5 million and $1.2 million, respectively, of deferred financing costs associated with the issuance of these notes. Prior to the issuance of the convertible notes, we did not have any long-term debt obligations. Interest income increased to $3.3 million for fiscal year 2005 compared to $2.4 million for fiscal year 2004, as the average interest rate for our cash, cash equivalents and investment securities was higher during 2005 as compared to 2004. Interest income also totaled $2.4 million in fiscal year 2003, reflecting consistent cash balances available for investment.

Income Taxes

Our effective tax rate for fiscal year 2005 was 36.5%, as compared to 43.6% and 39.5% in fiscal years 2004 and 2003, respectively. Exclusive of the effects of the non-deductible $19.1 million in-process research and development charge incurred in connection with the Novacept acquisition in March 2004, our effective tax rate for fiscal year 2004 was 38%. The decrease from fiscal year 2004 to 2005 is due to savings from tax planning initiatives which began in 2003, as well as the impact in 2005 of the American Jobs Creation Act of 2004. The decrease from fiscal year 2003 to fiscal year 2004, excluding the impact of the $19.1 million in-process research and development charge, was primarily due to savings from tax planning initiatives. We estimate that our effective tax rate for fiscal year 2006 will remain 36.5% as we continue to recognize savings from these tax planning initiatives and the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

At December 31, 2005, we had cash, cash equivalents and investment securities totaling $220.6 million. Cash provided by operations was $176.0 million for fiscal year 2005, an increase of 28%, as compared to cash from operations of $137.6 million in fiscal year 2004, primarily as a result of increasing net sales and current year utilization of favorable tax attributes included in the Novacept and Proxima acquisitions. Our net accounts receivable increased 30% to $82.8 million at December 31, 2005, as compared to $63.6 million at December 31, 2004, primarily reflecting continued growth in net sales. Our Days Sales Outstanding increased from 50 days at December 31, 2004 to 53 days at December 31, 2005. We have had no significant issues of collectibility. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to the estimated number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 39% to $24.0 million at December 31, 2005, as compared to $17.3 million at December 31, 2004, primarily reflecting an increase in inventory to support the growth in net sales in our domestic surgical products and international segments.

Our investing activities used cash of $152.4 million in fiscal year 2005, primarily related to the purchase of Proxima in March 2005, partially offset by net proceeds from sales and maturities of investment securities. As of December 31, 2005, we paid $163.0 million of the Proxima purchase price using a combination of cash, cash equivalents and investment securities to fund the purchase. During fiscal year 2005, we also invested $27.3 million in equipment used under customer usage agreements, of which approximately $22.0 million represented ThinPrep Imaging Systems for use at customer sites. We also made $13.4 million of capital expenditures during fiscal year 2005, related primarily to our investment in manufacturing processes, facilities and information systems to support the growth of our business, as well as costs to manufacture the ThinPrep Imaging System units to be placed at customer sites under usage agreements.

Our investing activities used cash of $411.7 million in fiscal year 2004, primarily related to the purchase of Novacept in March 2004. We paid $325.8 million to purchase Novacept, including acquisition-related costs, using a combination of debt financing and cash on hand to fund the purchase. During fiscal year 2004, we also invested $28.5 million in equipment used under customer usage agreements, of which approximately $27.0 million represented ThinPrep Imaging Systems for use at customer sites. We also made $32.8 million of capital expenditures during fiscal year 2004, related primarily to the expansion of our manufacturing and administrative facilities to support the growth of our business as well as costs to manufacture the ThinPrep Imaging System units to be placed at customer sites under usage agreements.

During fiscal year 2006, we expect to spend between $40 million and $45 million for the manufacture of the ThinPrep Imaging Systems to be placed at customer sites, as well as for capital expenditures, including an investment in systems and infrastructure improvements and other machinery and equipment purchases to support the growth in our business. In addition, we will pay $20.9 million in fiscal year 2006 to the former shareholders of Proxima resulting from contingent earn-out payments earned during 2005 and included in the purchase price for Proxima (see Note 4 to the consolidated financial statements).

Our financing activities in fiscal year 2005 generated cash of $14.0 million, resulting from proceeds of $61.1 million and $2.9 million from the exercise of stock options and employee purchases of our common stock under the employee stock purchase plan, respectively, partially offset by our repurchase of $50.1 million of our common stock, including $0.1 million in commissions, as part of our stock repurchase program. Our financing activities in fiscal year 2004 generated cash of $288.6 million, primarily as a result of the private placement of $250 million of 2.25% convertible notes due 2024. Net proceeds from this offering totaled $242.3 million following payment of debt issuance costs. We also generated cash of $48.0 million as a result of proceeds from the exercise of stock options and our employee stock purchase plan.

Long-Term Debt and Contractual Obligations

Long-Term Debt— On March 22, 2004, we completed the sale of $250 million aggregate principal amount of our 2.25% convertible notes due 2024. The convertible notes initially were sold to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. We subsequently filed a registration statement with the Securities and Exchange Commission to register the resale of the convertible notes. We used the proceeds from the offering along with existing cash to finance the acquisition of Novacept. Total proceeds from the private placement were $242.3 million, net of debt issuance costs of $7.7 million. The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004. Holders may require us to repurchase the notes on March 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the repurchase date. We may redeem any of the notes beginning March 20, 2009, by giving holders at least 30 days’ notice. We may redeem the notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

Contractual Obligations— Our future contractual cash obligations as of December 31, 2005 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter

Operating leases	$78,916	$7,192	$7,544	$7,291	$6,856	$6,772	$43,261
Inventory purchase commitments	24,023	4,023	4,000	4,000	3,000	3,000	6,000
Contingent earn-out payments to former shareholders of Proxima(1)	20,906	20,906	—	—	—	—	—
Private equity investment commitment(2)	4,350	4,350	—	—	—	—	—
Acquired patent and license fees(3)	773	473	300	—	—	—	—
Long-term debt:
Principal(4)	250,000	—	—	—	250,000	—	—
Interest	19,688	5,625	5,625	5,625	2,813	—	—

Total contractual cash obligations	$398,656	$42,569	$17,469	$16,916	$262,669	$9,772	$49,261

(1) A portion of our purchase price for Proxima includes potential earn-out payments which are based on incremental sales growth of the breast-related products during 2005 and 2006 and are subject to an aggregate cap of $65 million. In 2006, we will pay $20.9 million for the earn-out payments relating to the 2005 performance milestones. See Note 4(a) to the consolidated financial statements.

(2) Relates to our $5 million private equity investment commitment, which may be paid over the next three years. See Note 10(d) to the consolidated financial statements.

(3) Relates to non-cancelable payments due in connection with an acquired patent and a license to patented technology, the agreements for which were entered into during December 2005. Future payments under the agreements are contingent upon achieving future milestones and will not be material to our operating results.

(4) Relates to our $250 million aggregate principal amount of 2.25% convertible senior notes described above. The amounts in the table above include interest and principal payable assuming redemption at the earliest redemption date of March 5, 2009. These amounts assume that conversion of the notes into shares of our common stock does not occur.

Our operating lease obligations relate primarily to our facilities, but also include certain automobiles and office equipment outside of the United States. These operating leases have expiration dates ranging from 2006 through 2018. In addition to operating leases, we have certain long-term supply contracts with remaining terms of up to seven years to assure continuity of supply of certain key components and raw materials, while maintaining high quality and reliability. In certain of these contracts, a minimum purchase commitment has been established. Our inventory purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

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

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 which discusses topics related to the implementation of SFAS No. 123R and provides interpretations of items such as the valuation models, expected volatility, expected option term, income tax effects, classification and capitalization of stock-based compensation expense, as well as certain disclosure requirements. In October and November 2005, the FASB issued FASB Staff Position Nos. 123R-2 and 123R-3, respectively, which provide further guidance regarding the adoption and application of SFAS No. 123R. We adopted SFAS No. 123R on January 1, 2006, as required, and we will continue to evaluate the impact of such adoption on our financial position and results of operations. As a result of adopting the provisions of SFAS No. 123R, we expect stock-based compensation expense in fiscal year 2006 to reduce our diluted net income per common share by approximately $0.12 to $0.14.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. At December 31, 2005, all of our investments are in municipal bonds and auction rate securities that are carried at fair value on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents and investment securities is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our business outside the United States is conducted primarily in local currencies, except in Costa Rica, where the majority of business is conducted in the U.S. dollar. We have no foreign exchange contracts, option contracts, or other foreign hedging arrangements. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-32 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

I tem 9A. Controls and Procedures

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

Changes in Internal Control.

During the fourth quarter of fiscal year 2005, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005, is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Cytyc Corporation

Marlborough, Massachusetts

We have audited management’s assessment, included in the Management’s Report on Internal Control over Financial Reporting included in Item 9A of Form 10-K, that Cytyc Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 16, 2006 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Boston, Massachusetts

February 16, 2006

I tem 9B. Other Information

None.

Part III

I tem 10. Directors and Executive Officers of the Registrant

The information required under this item may be found under “Executive Officers of Cytyc Corporation” in Part I, Item 1—“Business” of this Annual Report on Form 10-K, as well as under the sections captioned “Election of Directors”, “Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of Our Company” in our Proxy Statement (the “2006 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005, and is incorporated herein by reference.

I tem 11. Executive Compensation

The information required under this item may be found under the section captioned “Compensation and Other Information Concerning Directors and Officers” in the 2006 Proxy Statement, and is incorporated herein by reference.

It em 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

In May 2004, our stockholders approved the Cytyc Corporation 2004 Omnibus Stock Plan (the “2004 Omnibus Plan”), which is our primary plan for grants of equity and provides for the issuance of up to 12,250,000 shares of our common stock, no more than 8,200,000 of which shares may be issued as awards other than stock options or stock appreciation rights. The 2004 Omnibus Plan provides for grant of various incentives, including stock options and other stock-based awards. Prior to the approval of the 2004 Omnibus Plan, we had various employee and director equity compensation plans, including the 1989 Stock Plan, the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan, the 2001 Non-Employee Director Stock Plan. These plans were terminated with the adoption of the 2004 Omnibus Plan and no further awards may be issued under these plans.

All of our equity compensation plans have been approved by our stockholders. We do not have any warrants or stock appreciation rights outstanding under our equity compensation plans. The following table summarizes information about our equity compensation plans at December 31, 2005:

Number of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Shares Available for Future Issuance

16,710,904	$19.20	7,808,565

Additional information required under this item may be found under the section captioned “Securities Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, and is incorporated herein by reference.

I tem 13. Certain Relationships and Related Transactions

The information required under this item may be found under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, and is incorporated herein by reference.

I tem 14. Principal Accounting Fees and Services

The information required under this item may be found under the caption “Audit Fees” and “Pre-Approval of Services by the Independent Auditor” in the 2006 Proxy Statement and is incorporated herein by reference.

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

(a)(3) List of Exhibits.

The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description

2.1(16)	Agreement and Plan of Merger, dated March 1, 2004, by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.2(17)	Amendment No. 1, dated March 22, 2004, to the Agreement and Plan of Merger by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.6(32)	Agreement and Plan of Merger and Reorganization among Cytyc Corporation, Polaris Acquisition Corp., Proxima Therapeutics, Inc. and a Stockholders’ Representative, dated February 9, 2005.

3.1(2)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(31)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(1)	Specimen certificate representing the Common Stock.

4.2(3)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(15)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(13)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

4.6(18)	Indenture, dated as of March 22, 2004, between Cytyc Corporation and U.S. Bank Trust National Association., including the form of Note.

4.7(19)	Registration Rights Agreement, dated as of March 22, 2004, among Cytyc Corporation and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Piper Jaffray & Co.

4.8(20)	Senior Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

4.9(21)	Subordinated Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

10.1(1)*	1988 Stock Plan.

Exhibit No.	Description

10.2(1)*	1989 Stock Plan.

10.3(1)*	1995 Stock Plan.

10.4(6)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.

10.5(7)*	1995 Employee Stock Purchase Plan, as amended.

10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.

10.7(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.

10.8(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.

10.9(8)*	2001 Non-Employee Director Stock Plan.

10.10(9)*	Pro Duct Health, Inc. 1998 Stock Plan.

10.11(10)#	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002

10.12(10)#	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001

10.13(11)#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003

10.14(12)*	Amended and Restated Director Compensation Method Plan

10.15(14)*	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.

10.16(22)#	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.17(23)*	Cytyc Corporation 2004 Omnibus Stock Plan.

10.18(24)*	Cytyc Corporation 2004 Employee Stock Purchase Plan.

10.19(25)*	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers

10.20(26)*	Form of Incentive Stock Option Agreement for Executive Officers.

10.21(27)*	Form of Nonqualified Stock Option Agreement for Executive Officers.

10.22(28)*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors.

10.23(30)*	Form of Restricted Stock Agreement.

10.24(33)*	Form of Restricted Stock Unit Agreement.

10.25(29)#	Master Agreement, dated October 15, 2004, between Cytyc Corporation and Laboratory Corporation of America.

10.26(19)	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.

10.27**	Summary of Director Compensation.

Exhibit No.	Description

21.1**	List of Our Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP.

24.1**	Power of Attorney (see signature page hereto).

31.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Timothy M. Adams, Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Timothy M. Adams, Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).

(2) Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed September 20, 2005.

(3) Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.

(4) Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.

(5) Incorporated herein by reference to Exhibit 10.9 to our Annual Report on Form 10-K, filed March 31, 1998.

(6) Incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q, filed August 14, 2000.

(7) Incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-00300) and Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 8, 2001.

(8) Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 8, 2001.

(9) Incorporated herein by reference to Exhibit 4 to our Registration Statement on Form S-8, filed December 17, 2001 (File No. 333-75292).

(10) Incorporated herein by reference to Exhibits to our Annual Report on Form 10-K, filed March 24, 2003.

(11) Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 13, 2003.

(12) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 18, 2005.

(13) Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(14) Incorporated herein by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(15) Incorporated herein by reference to Exhibits to our Annual Report on Form 10-K, filed January 30, 2004.

(16) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed March 5, 2004.

(17) Incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K/A, filed April 27, 2004.

(18) Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-116237) filed June 7, 2004.

(19) Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-116237) filed June 7, 2004.

(20) Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-120013) filed October 18, 2004.

(21) Incorporated herein by reference to Exhibit 4.3 to our Registration Statement on Form S-3 (File No. 333-120013) filed October 18, 2004.

(22) Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 6, 2004.

(23) Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (File No. 333-117812)

(24) Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-117812)

(25) Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(26) Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(27) Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(28) Incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(29) Incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(30) Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed September 19, 2005.

(31) Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.

(32) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed February 15, 2005.

(33) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 14, 2005.

* Indicates a management contract or any compensatory plan, contract or arrangement

** Filed herewith.

# Confidential treatment granted as to certain portions.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTYC CORPORATION

Date: February 16, 2006	By:	/S/ PATRICK J. SULLIVAN
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

Signature	Title(s)	Date

/S/ PATRICK J. SULLIVAN Patrick J. Sullivan	Chief Executive Officer (Principal Executive Officer), President, and Chairman of the Board of Directors	February 16, 2006

/S/ TIMOTHY M. ADAMS Timothy M. Adams	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2006

/S/ WALTER E. BOOMER Walter E. Boomer	Director	February 16, 2006

/S/ SALLY W. CRAWFORD Sally W. Crawford	Director	February 16, 2006

/S/ BROCK HATTOX Brock Hattox	Director	February 16, 2006

/S/ DANIEL LEVANGIE Daniel Levangie	Executive Vice President, Director	February 16, 2006

/S/ JOSEPH B. MARTIN, M.D., PH.D Joseph B. Martin, M.D., Ph.D	Director	February 16, 2006

Signature	Title(s)	Date

/S/ WILLIAM MCDANIEL William McDaniel	Vice Chairman of the Board of Directors	February 16, 2006

/S/ MARLA PERSKY Marla Persky	Director	February 16, 2006

/S/ WAYNE WILSON Wayne Wilson	Director	February 16, 2006

CYTYC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

Cytyc Corporation

Marlborough, Massachusetts

We have audited the accompanying consolidated balance sheets of Cytyc Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cytyc Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Boston, Massachusetts

February 16, 2006

CYTYC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$123,468	$86,277
Investment securities	97,151	146,018
Accounts receivable, net of allowance of $1,592 and $1,152 at December 31, 2005 and 2004, respectively	82,833	63,636
Inventories, net	24,033	17,310
Deferred tax assets, net	4,266	3,737
Prepaid expenses and other current assets	5,539	3,812

Total current assets	337,290	320,790

Property and equipment, net	113,610	91,512

Intangible assets:
Patents and developed technology, net of accumulated amortization of $13,018 and $6,423 at December 31, 2005 and 2004, respectively	192,572	96,708
Goodwill	389,385	292,200

Total intangible assets	581,957	388,908

Other assets, net	7,022	8,140

Total assets	$1,039,879	$809,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,627	$10,285
Accrued expenses	74,291	30,029
Deferred revenue	4,265	2,271

Total current liabilities	89,183	42,585

Deferred tax liabilities, net	70,101	29,142
Long-term debt and other non-current liabilities	252,244	250,178
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value—
Authorized—5,000,000 shares
No shares issued or outstanding	—	—
Common stock, $0.01 par value—
Authorized—400,000,000 shares
Issued— 132,743,281 and 128,707,272 in 2005 and 2004, respectively
Outstanding— 115,273,391 and 113,428,233 in 2005 and 2004, respectively	1,327	1,287
Additional paid-in capital	545,761	467,265
Treasury stock, at cost: 17,469,890 and 15,279,039 shares in 2005 and 2004, respectively	(207,503)	(157,447)
Accumulated other comprehensive income	2,048	3,108
Retained earnings	286,718	173,232

Total stockholders’ equity	628,351	487,445

Total liabilities and stockholders’ equity	$1,039,879	$809,350

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Net sales	$508,251	$393,593	$303,060
Cost of sales	107,149	82,523	57,420

Gross profit	401,102	311,070	245,640

Operating expenses:
Research and development	32,330	20,820	14,724
In-process research and development	—	19,100	—
Sales and marketing	131,346	102,011	79,547
General and administrative	45,298	35,274	28,008
Arbitration decision	7,807	—	—

Total operating expenses	216,781	177,205	122,279

Income from operations	184,321	133,865	123,361

Other (expense) income, net:
Interest income	3,280	2,418	2,425
Interest expense	(7,168)	(5,376)	—
Other	(1,715)	(510)	197

Total other (expense) income, net	(5,603)	(3,468)	2,622

Income before provision for income taxes	178,718	130,397	125,983
Provision for income taxes	65,232	56,809	49,763

Net income	$113,486	$73,588	$76,220

Net income per common and potential common share:
Basic	$1.00	$0.66	$0.69

Diluted	$0.94	$0.63	$0.68

Weighted average common and potential common shares outstanding:
Basic	113,528	111,148	110,983
Diluted	125,446	121,922	112,807

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

		Common Stock		Additional Paid-in Capital		Deferred Compen- sation	Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Comprehensive Income	Number of Shares	Value		Treasury Stock			Retained Earnings

Balance, January 1, 2003	—	123,179,055	$1,232	$392,253	$(92,717)	$(240)	$776	$23,424	$324,728
Exercise of common stock options	—	1,340,984	13	5,558	—	—	—	—	5,571
Issuance of shares under employee stock purchase plan	—	137,018	2	1,193	—	—	—	—	1,195
Issuance of shares under directors’ and executive stock plans	—	68,522	—	887	—	—	—	—	887
Repurchase of 5,520,362 shares of common stock	—	—	—	—	(63,050)	—	—	—	(63,050)
Stock-based compensation to consultant and related amortization	—	—	—	(78)	—	198	—	—	120
Amortization of and adjustments to deferred compensation for Pro-Duct stock options	—	—	—	(18)	—	42	—	—	24
Tax benefit from stock options exercised	—	—	—	6,033	—	—	—	—	6,033
Comprehensive income:	—
Net income	$76,220	—	—	—	—	—	—	76,220	76,220
Other comprehensive income, net–
Unrealized loss on securities	(188)	—	—	—	—	—	(188)	—	(188)
Translation adjustments	2,091	—	—	—	—	—	2,091	—	2,091

Comprehensive income	$78,123	—	—	—	—	—	—	—	—

Balance, December 31, 2003	—	124,725,579	1,247	405,828	(155,767)	—	2,679	99,644	353,631
Exercise of common stock options	—	3,832,697	39	46,074	—	—	—	—	46,113
Issuance of shares under employee stock purchase plan	—	128,687	1	1,915	—	—	—	—	1,916
Issuance of shares under directors’ and executive stock plans	—	20,309	—	309	—	—	—	—	309
Repurchase of 135,000 shares of common stock	—	—	—	—	(1,680)	—	—	—	(1,680)
Tax benefit from stock options exercised	—	—	—	13,139	—	—	—	—	13,139
Comprehensive income:
Net income	$73,588	—	—	—	—	—	—	73,588	73,588
Other comprehensive income, net–
Unrealized loss on securities	(322)	—	—	—	—	—	(322)	—	(322)
Translation adjustments	751	—	—	—	—	—	751	—	751

Comprehensive income	$74,017	—	—	—	—	—	—	—	—

Balance, December 31, 2004	—	128,707,272	1,287	467,265	(157,447)	—	3,108	173,232	487,445
Exercise of common stock options	—	3,942,453	40	62,326	—	—	—	—	62,366
Issuance of shares under employee stock purchase plan	—	146,555	1	2,936	—	—	—	—	2,937
Issuance of shares under directors’ and executive stock plans	—	19,247	—	473	—	—	—	—	473
Retirement of common stock	—	(72,246)	(1)	(1,224)	—	—	—	—	(1,225)
Repurchase of 2,190,851 shares of common stock	—	—	—	—	(50,056)	—	—	—	(50,056)
Tax benefit from stock options exercised	—	—	—	13,985	—	—	—	—	13,985
Comprehensive income:
Net income	$113,486	—	—	—	—	—	—	113,486	113,486
Other comprehensive income, net–
Unrealized gain on securities	208	—	—	—	—	—	208	—	208
Translation adjustments	(1,268)	—	—	—	—	—	(1,268)	—	(1,268)

Comprehensive income	$112,426	—	—	—	—	—	—	—	—

Balance, December 31, 2005		132,743,281	$1,327	$545,761	$(207,503)	$—	$2,048	$286,718	$628,351

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$113,486	$73,588	$76,220
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,058	16,412	8,747
Loss on disposal of fixed assets	187	—	—
Provision (benefit) for doubtful accounts	608	(399)	(242)
Acquired in-process research and development	—	19,100	—
Amortization of deferred financing costs	1,543	1,157	—
Compensation expense related to issuance of stock to directors and executives	473	309	1,007
Compensation expense related to stock options assumed in acquisition	—	—	24
Change in deferred income taxes	23,333	22,750	8,085
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(18,497)	(13,785)	(6,695)
Inventories .	(5,863)	4,485	(1,771)
Prepaid expenses and other current assets	(322)	(1,242)	(42)
Accounts payable	152	(4,469)	1,131
Accrued expenses	20,718	5,787	(3,768)
Deferred revenue	2,140	793	(1,381)
Tax benefit from exercise of stock options	13,985	13,139	6,033

Net cash provided by operating activities	176,001	137,625	87,348

Cash flows from investing activities:
Acquisition of Proxima Therapeutics, Inc., net of cash acquired	(161,830)	—	—
Acquisition of Novacept, net of cash acquired	—	(309,330)	—
Decrease (increase) in other assets	60	(1,051)	4,189
Increase in equipment under customer usage agreements	(27,270)	(28,501)	(10,906)
Purchases of property and equipment	(13,360)	(32,753)	(12,312)
Purchases of investment securities	(72,143)	(141,008)	(140,023)
Proceeds from sales and maturities of investment securities	122,188	100,968	158,071

Net cash used in investing activities .	(152,355)	(411,675)	(981)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	242,284	—
Proceeds from exercise of stock options	61,141	46,113	5,571
Proceeds from issuance of shares under employee stock purchase plan	2,937	1,916	1,195
Purchase of treasury shares	(50,056)	(1,680)	(63,050)

Net cash provided by (used in) financing activities	14,022	288,633	(56,284)

Effect of exchange rate changes on cash	(477)	97	2,263

Net increase in cash and cash equivalents	37,191	14,680	32,346
Cash and cash equivalents, beginning of year	86,277	71,597	39,251

Cash and cash equivalents, end of year	$123,468	$86,277	$71,597

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26,662	$22,233	$41,749

Cash paid for interest	$5,625	$2,703	$—

Supplemental disclosure of non-cash items:
Unrealized holding gain (loss) on investment securities, net of tax	$208	$(322)	$(188)

Increase in patents and developed technology included in accrued expenses	$773	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(1) The Company

Cytyc Corporation and subsidiaries (“Cytyc” or the “Company”) is a diversified women’s health company that designs, develops, manufactures, and markets innovative and clinically effective products. Cytyc products cover a range of women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer and breast cancer risk assessment. The Company’s goal is to become the market leader in providing innovative technologies that improve women’s health.

The Company operates its business in three segments: domestic diagnostic products, domestic surgical products and international. Cytyc’s product lines primarily include: the ThinPrep® System, the NovaSure® System, the MammoSite® Radiation Therapy System and the GliaSite® Radiation Therapy System.

The ThinPrep System is an automated system for the preparation and screening of cervical specimens and non-gynecological samples on microscope slides. The ThinPrep System consists of any one or more of the following: the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies, such as the ThinPrep Pap Test and the Company’s proprietary ThinPrep PreservCyt® Solution. The ThinPrep System also provides the platform from which the Company launched its expansion into breast cancer risk assessment with the FirstCyte® Breast Test.

In March 2004, the Company acquired Novacept (see Note 4), which is a wholly-owned subsidiary of Cytyc Corporation and manufactures and markets the NovaSure System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. In March 2005, the Company acquired Proxima Therapeutics, Inc. (“Proxima”) (see Note 4), which is a wholly-owned subsidiary of Cytyc Corporation and develops and markets the MammoSite System, a delivery system for the treatment of early-stage breast cancer, and the GliaSite System, a delivery system for the treatment of malignant brain tumors.

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

(b) Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. The Company has determined that the functional currency of its subsidiaries should be their local currencies, with the exception of its subsidiary in Costa Rica, whose functional currency is the US dollar. For all except the Costa Rica subsidiary, assets and liabilities of the foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. As a result, gains and losses from foreign currency translation are included in accumulated other comprehensive income within stockholders’ equity in the accompanying consolidated balance sheets. Foreign currency transaction gains

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

or losses are recorded immediately to income. The Company had combined realized and unrealized net foreign currency transaction losses of approximately $(1.5) million in 2005 and gains of $0.1 million in 2004 and 2003.

(c) Financial Instruments

The estimated fair market values of the Company’s financial instruments, which include marketable securities, accounts receivable and accounts payable, approximate their carrying values due to the short-term nature of these instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, investment securities and accounts receivable. Investments are placed in highly-rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. No customer represented more than 10% of the accounts receivable balance as of December 31, 2005. One customer represented approximately 13% of the accounts receivable balance as of December 31, 2004. No other customers represented more than 10% of the accounts receivable balance as of December 31, 2004.

(d) Cash and Cash Equivalents

Cash equivalents consist of money market mutual funds, commercial paper, corporate bonds, municipal bonds and U.S. Government securities with original maturities, at date of purchase, of three months or less.

(e) Investment Securities

The Company follows the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities are classified as available-for-sale and recorded at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity (see Note 2 (r)). At December 31, 2005 and 2004, investment securities consist of municipal bonds, U.S. Government and agency securities, corporate bonds, commercial paper and auction rate securities (“ARS”).

At December 31, 2005 and 2004, investment securities consisted of $65.1 million and $62.5 million, respectively, of ARS classified as available-for-sale. Although the ARS generally have original maturities in excess of one year from date of purchase, the underlying interest rates on these securities typically reset within one month. Therefore, these ARS are priced and subsequently traded as investment securities because of remarketing and the interest rate reset feature. Prior to January 1, 2005, the balances of ARS were previously classified as cash equivalents due to the Company’s intent and ability to quickly liquidate these securities to fund current operations and due to the pricing reset feature. With respect to evolving views regarding the accounting for ARS, the Company has reclassified the accompanying December 31, 2004 consolidated balance sheet to no longer report ARS as cash equivalents. Such investments are now reported within the investment securities balance.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

At December 31, 2005, the available-for-sale debt securities had contractual maturities that expire at various dates through March 2007. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. The Company has the ability and intent to hold securities when fair value is less than cost. At December 31, 2005 and 2004, the amortized cost basis, aggregate fair value, gross unrealized holding gains and losses and average months to maturity, by major security type, are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
December 31, 2005
Municipal Bonds (average maturity of 5.2 months)	$32,152	$—	$(76)	$32,076
Auction Rate Securities (average interest rate reset of 0.6 months)	65,075	—	—	65,075

	$97,227	$—	$(76)	$97,151

December 31, 2004
Municipal Bonds (average maturity of 8.6 months)	$59,590	$1	$(168)	$59,423
U.S. Government and Agency securities (average maturity of 4.9 months)	14,153	14	(33)	14,134
Corporate Bonds (average maturity of 6.0 months)	9,788	—	(27)	9,761
Commercial Paper (average maturity of 1.5 months)	250	—	—	250
Auction Rate Securities (average interest rate reset of 0.7 months)	62,450	—	—	62,450

	$146,231	$15	$(228)	$146,018

(f) Allowance for Doubtful Accounts

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

(g) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of materials, labor and manufacturing overhead.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(h) Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense when incurred and additions or improvements are capitalized. The Company provides for depreciation and amortization by charges to operations, on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Equipment	3-7 Years
Equipment under customer usage agreements	3-8 Years
Computer equipment and software	3-5 Years
Furniture and fixtures	3-10 Years
Building	40 Years
Leasehold improvements	Lesser of life or lease term

The Company offers usage agreements to its customers whereby the Company installs its equipment (for example, a ThinPrep Processor or a ThinPrep Imaging System) at customer sites and customers commit to purchasing minimum quantities of disposable supplies over a defined contract term. Under these arrangements, the equipment remains the Company’s property and the cost of the equipment is depreciated to cost of sales over a period of three to eight years, depending on the nature of the equipment under the usage agreement.

In January 2005, the Company revised its estimate of the useful lives of its equipment under customer usage agreements from the specific contract terms (which are generally between three to five years) to a period of three to eight years, as discussed above. This change in estimate was based on an assessment of historical usage patterns and the useful lives of similar devices and has been reflected in operating results beginning on January 1, 2005 and will continue to be reflected prospectively. Net income would have been approximately $2.4 million lower in 2005 had this change in estimate not occurred.

(i) Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but, instead, are measured for impairment at least annually, or whenever events indicate that there may be an impairment. Other identifiable intangible assets are amortized over their estimated useful lives and reviewed for impairment if circumstances warrant.

The Company has selected July in which to perform its annual evaluation of goodwill for impairment. As of July 31, 2005 and 2004, it was determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss existed. There were no indicators of impairment subsequent to this annual review that require further assessment. Other intangible assets, such as acquired patents and developed technology, are being amortized over their estimated useful lives, which range from 3 years to 25 years. Impairment of these other intangible assets is determined as described in Note 2(k).

The intangible assets the Company acquired as part of its acquisitions of Novacept and Proxima, which primarily include patents and developed technology, are being amortized using the cash flow method over 15 years. Under the cash flow method, amortization is calculated and recognized based upon the Company’s estimated net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are consumed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Amortization expense related to the identifiable intangible assets that will continue to be amortized was approximately $6.8 million, $3.1 million and $1.5 million for fiscal years 2005, 2004 and 2003, respectively. Estimated amortization expense related to identifiable intangible assets is as follows:

Amount
(in thousands)

2006	$10,895
2007	14,539
2008	17,326
2009	19,607
2010	19,194
Thereafter	111,011

Total	$192,572

(j) Other Assets

Other assets consist primarily of unamortized deferred financing costs of $5.2 million and two private equity investments of $1.2 million as of December 31, 2005. Other assets consist primarily of unamortized deferred financing costs of $6.7 million and one private equity investment of $0.5 million as of December 31, 2004. The unamortized deferred financing costs are being amortized over the life of the expected five-year repayment period of the Company’s $250 million convertible notes.

During 2005, the Company entered into a $5 million private equity investment commitment with a limited liability partnership, which may be paid over the next three years. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of December 31, 2005, holds less than three percent of the partnership’s voting stock, among other factors. The Company’s determination of whether it has significant influence over an investment requires judgment. If at any time the investment exceeds three percent of the partnership’s voting stock or the Company determines that it has the ability to exercise significant influence over the partnership, among other factors, the Company will begin to account for its investment under the equity method. In addition, the Company will regularly review its investment for impairment indicators. As of December 31, 2005, approximately $0.7 million of this investment has been paid and no impairment indicators have been identified relating to this investment.

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

(m) Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

determinable, and collectibility of the resulting receivable is reasonably assured. Revenue for contracts which contain multiple deliverables is allocated among the separate units based upon their relative fair values. The Company generally recognizes revenue on product sales upon shipment or upon delivery, depending on the shipping terms of the transaction and when delivery is deemed to have occurred. Provisions for estimated discounts and rebates are recorded as a reduction of net sales in the same period revenue is recognized. For equipment sales where the Company is obligated to perform installation or training that is deemed critical to the equipment’s functionality, revenue is deferred until after installation or training has occurred.

The Company also sells disposable supplies (generally ThinPrep Pap Tests) under customer usage agreements. Under customer usage agreements, the Company installs its equipment (for example, a ThinPrep Processor or a ThinPrep Imaging System) at customer sites and customers commit to purchasing minimum quantities of disposable supplies at a stated price (generally including a usage fee for the equipment) over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as disposable supplies are delivered. Accordingly, no revenue is recognized upon delivery of the equipment.

Revenues from sales of service contracts are deferred and recognized ratably over the service period. The Company also rents its equipment to customers. Revenues from rental agreements are recorded over the terms of the rental agreements.

Freight revenue billed to customers is included in net sales and expenses incurred for shipping products to customers are included in cost of sales.

(n) Research and Development Costs

Research and development costs are charged to operations as incurred.

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The following table provides a reconciliation of the net income and weighted average common shares used in calculating basic and diluted net income per share for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Numerator:
Net income, as reported, for basic earnings per share	$113,486	$73,588	$76,220
Interest expense, net of tax	4,552	3,333	—

Net income, as adjusted, for diluted earnings per share	$118,038	$76,921	$76,220

Denominator:
Basic weighted average common shares outstanding	113,528	111,148	110,983
Dilutive effect of assumed exercise of stock options	3,492	4,267	1,824
Dilutive effect of assumed conversion of convertible debt	8,426	6,507	—

Weighted average common shares outstanding assuming dilution	125,446	121,922	112,807

Basic net income per common share	$1.00	$0.66	$0.69

Diluted net income per common and potential common share	$0.94	$0.63	$0.68

Diluted weighted average shares outstanding excludes 2,595,931, 4,219,596 and 11,812,217 potential common shares from stock options outstanding for the years ended December 31, 2005, 2004 and 2003, respectively, because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The NASDAQ National Market during the periods mentioned and, accordingly, their effect would be anti-dilutive.

(q) Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, as amended, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company elected to continue to use the intrinsic value-based method to account for employee stock option awards under the provisions of APB Opinion No. 25 and provides disclosures based on the fair value method in the notes to the financial statements (see Note 9) as permitted by SFAS No. 123.

Prior to October 2003, pro forma compensation cost for the Company’s stock options was calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. In October 2003, the Company revised the assumptions utilized by the Black-Scholes model in determining pro forma compensation cost based on updated historical data of option exercise behavior, such that the cost is determined based on the multiple-option valuation approach. As a result, beginning in October 2003, the Company has calculated pro forma compensation cost for all outstanding unvested stock options and any stock options granted since that time using the accelerated amortization method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The underlying assumptions used in the Black-Scholes model are as follows:

	December 31,
	2005	2004	2003

Risk-free interest rate.	3.79%	2.84%	2.64%
Expected dividend yield.	—	—	—
Expected life (in years)	3.50	3.49	4.00
Expected volatility.	56%	69%	84%

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Utilizing these assumptions, pro forma net income and net income per common and potential common share would have been the following if compensation cost for the Company’s stock option plans had been determined consistent with SFAS No. 123:

	December 31
	2005	2004	2003
	(in thousands, except per share amounts)

Net income, as reported	$113,486	$73,588	$76,220
Assumed stock compensation cost, net of tax	25,677	39,716	43,802

Pro forma net income	$87,809	$33,872	$32,418

Net income per common share:
Basic—as reported	$1.00	$0.66	$0.69

Basic—pro forma	$0.77	$0.30	$0.29

Diluted—as reported	$0.94	$0.63	$0.68

Diluted—pro forma	$0.74	$0.29	$0.29

The weighted average fair market value of the stock options as of the date of grant for the years ended December 31, 2005, 2004 and 2003, was $10.53, $10.76 and $7.50, respectively.

(r) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale and foreign currency translation adjustments, reflected net of tax. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of stockholders’ equity.

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Available-for- sale Securities	Accumulated Other Comprehensive Income
	(in thousands)

Balance as of January 1, 2003	$522	$254	$776
Comprehensive income changes during year, net of tax	2,091	(188)	1,903

Balance as of December 31, 2003	2,613	66	2,679
Comprehensive income changes during year, net of tax	751	(322)	429

Balance as of December 31, 2004	3,364	(256)	3,108
Comprehensive income changes during year, net of tax	(1,268)	208	(1,060)

Balance as of December 31, 2005	$2,096	$(48)	$2,048

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(s) Segment and Enterprise-Wide Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed for each reportable operating segment of an enterprise, as defined. Prior to the fourth quarter of fiscal year 2005, the Company operated its business in two segments, worldwide diagnostic products and worldwide surgical products. Beginning in the fourth quarter of fiscal year 2005, the Company changed its management structure as a result of the growth in its international business and began to operate its business in three reportable segments. Financial information for these segments is included below for all periods presented and each segment is described as follows:

Domestic Diagnostic Products— This segment develops and markets the ThinPrep System in the United States primarily for use in diagnostic cytology testing applications focused on women’s health. The ThinPrep System is widely used for cervical cancer screening and is the platform from which the Company launched its expansion into breast cancer risk assessment with the FirstCyte Breast Test. The ThinPrep System consists of any one or more of the following: the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies, such as the ThinPrep Pap Test and the Company’s proprietary ThinPrep PreservCyt Solution.

Domestic Surgical Products— This segment manufactures the NovaSure System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding, the MammoSite Radiation Therapy System, a device for the treatment of early-stage breast cancer, and the GliaSite Radiation Therapy System for the treatment of malignant brain tumors and markets these products in the Unites States.

International— This segment markets the Company’s diagnostic and surgical products outside of the United States through the Company’s subsidiaries, branch office and distributors. Products sold by the Company’s international segment are manufactured at domestic and international manufacturing locations.

The Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the operating team of each segment on their ability to generate net sales and gross profit. Selling, general and administrative functions, as well as the treasury function, are administered on a global basis and therefore these expenses are currently recorded where disbursed. As such, the Company does not currently allocate these expenses across its three segments. The Company’s operating results, by segment, are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Net sales:
Domestic diagnostic products	$311,318	$289,543	$271,259
Domestic surgical products	143,870	62,479	—
International	53,063	41,571	31,801

Total net sales	$508,251	$393,593	$303,060

Gross profit and net income:
Domestic diagnostic products	$243,573	$232,282	$224,681
Domestic surgical products	120,543	48,547	—
International	36,986	30,241	20,959

Total gross profit	401,102	311,070	245,640
Corporate expenses	287,616	237,482	169,420

Net income	$113,486	$73,588	$76,220

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and significant customers. During 2005, 2004 and 2003, the Company derived its sales from the following geographies (as a percentage of net sales):

	Years Ended December 31,
	2005	2004	2003

United States	90%	89%	90%
International	10%	11%	10%

	100%	100%	100%

In 2005 and 2004, sales to one customer within the Company’s domestic diagnostic products business represented approximately 11% and 17%, respectively, of consolidated net sales. In 2003, sales to two customers within the Company’s domestic diagnostic products business represented approximately 22% and 10%, respectively, of consolidated net sales. No other customer represented 10% or more of consolidated net sales during these periods.

The Company operates manufacturing facilities in the United States and Costa Rica and has several offices, primarily for sales and distribution, throughout the world. Property and equipment is primarily located within the domestic diagnostic products segment in the United States.

The following table summarizes the Company’s intangible assets, by segment:

	Patents and Developed Technology, net	Goodwill	Total Intangible Assets
	(in thousands)
December 31, 2005
Domestic diagnostic products	$13,982	$91,098	$105,080
Domestic surgical products	178,590	298,287	476,877

	$192,572	$389,385	$581,957

December 31, 2004
Domestic diagnostic products	$14,679	$91,098	$105,777
Domestic surgical products	82,029	201,102	283,131

	$96,708	$292,200	$388,908

During 2005, the Company acquired $101.9 million and $97.2 million of patents and developed technology and goodwill, respectively, as part of the Proxima acquisition. These amounts, net of amortization expense recorded during 2005 relating to the patents and developed technology, are included within the domestic surgical products balances above. During 2005, the Company acquired a patent and licensed patented technology for a total of $773,059, which is included within the domestic diagnostic products balance above.

Amortization expense related to identifiable intangible assets that will continue to be amortized within domestic diagnostic products was approximately $1.5 million in each of fiscal years 2005, 2004 and 2003. Amortization expense related to identifiable intangible assets that will continue to be amortized within domestic surgical products was approximately $5.3 million, $1.6 million and zero in fiscal years 2005, 2004 and 2003, respectively.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(t) Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 which discusses topics related to the implementation of SFAS No. 123R and provides interpretations of items such as the valuation models, expected volatility, expected option term, income tax effects, classification and capitalization of stock-based compensation expense, as well as certain disclosure requirements. In October and November 2005, the FASB issued FASB Staff Position Nos. 123R-2 and 123R-3, respectively, which provide further guidance regarding the adoption and application of SFAS No. 123R. The Company adopted SFAS No. 123R on January 1, 2006, as required, and will continue to evaluate the impact of such adoption on the Company’s financial position and results of operations. As a result of adopting the provisions of SFAS No. 123R, the Company expects stock-based compensation expense in fiscal year 2006 to reduce diluted net income per common share by approximately $0.12 to $0.14. However, this estimate will be affected by the future market price of the Company’s common stock, as well as the actual results of certain assumptions used to value the equity awards, including the related tax impact. These assumptions include, but are not limited to, the volatility of the Company’s common stock during fiscal 2006 and the number of stock options to be issued, forfeited and exercised by employees. In order to value the equity awards, the Company has used the Black-Scholes option pricing model and will recognize stock-based compensation expense for future grants on a straight-line basis over the requisite service period of the award.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(3) Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets at December 31 consist of:

	2005	2004
	(in thousands)
Inventories
Raw materials	$9,000	$8,287
Work-in-process	3,436	1,566
Finished goods	11,597	7,457

	$24,033	$17,310

Property and Equipment
Equipment	$46,144	$31,354
Equipment under customer usage agreements	66,832	42,380
Computer equipment and software	20,894	15,752
Furniture and fixtures	4,773	4,029
Building	8,573	8,581
Leasehold improvements	10,844	9,146
Land	579	579
Construction-in-process	9,797	25,599

	168,436	137,420
Less—accumulated depreciation and amortization	54,826	45,908

	$113,610	$91,512

Accrued Expenses
Accrued compensation	$20,999	$16,764
Accrued acquisition (Proxima earn-out)	20,906	—
Accrued sales and marketing	4,463	3,158
Accrued taxes	8,860	2,444
Accrued royalties	2,550	1,757
Accrued arbitration panel decision	9,098	—
Other accruals	7,415	5,906

	$74,291	$30,029

Changes in the product warranty obligations, included in accrued expenses, for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)

Balance, beginning of year	$397	$925
New warranties	363	409
Payments	(290)	(1,055)
Adjustments	(44)	118

Balance, end of year	$426	$397

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(4) Acquisition Activity

(a) Acquisition of Proxima

On March 7, 2005, the Company acquired Proxima, a privately held company located in Alpharetta, Georgia, in a non-taxable transaction (the “Merger”). As a result of the Merger, all of Proxima’s fully-diluted equity immediately prior to the Merger was automatically converted into the right to receive an initial cash payment of approximately $160 million, plus contingent earn-out payments tied to future performance milestones. The contingent earn-out payments are based on incremental sales growth in the breast-related products during 2005 and 2006, are subject to an aggregate cap of $65 million and are recorded as additional goodwill when paid. At December 31, 2005, the Company has accrued $20.9 million for the contingent earn-out payments relating to incremental sales growth in the breast-related products during 2005.

The initial purchase price payment was paid with Cytyc’s available cash. Pursuant to the merger agreement, $15.8 million of the purchase price was placed in escrow to satisfy potential claims. The purchase price was supported by estimates of future revenue and earnings of Proxima, as well as the value of sales force and other projected synergies.

The aggregate purchase price for Proxima, including the contingent earn-out payments relating to 2005 performance milestones, was $184.0 million, of which $180.9 million represented cash payable to Proxima shareholders and $3.1 million represented acquisition-related fees and expenses. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of operations of Proxima have been included in the accompanying consolidated statement of income from the date of the acquisition.

Purchase Price Allocation

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (“Original Amount”) and includes the contingent earn-out payments relating to 2005 performance milestones, for an aggregate purchase price of approximately $184.0 million, including acquisition costs:

	Original Amount	Contingent Earn-out Payments	Amount as of December 31, 2005
	(in thousands)

Current assets	$6,622	$—	$6,622
Property and equipment	379	—	379
Patents and developed technology	101,900	—	101,900
Goodwill	76,279	20,906	97,185
Other assets	507	—	507
Current liabilities	(4,143)	—	(4,143)
Long-term liabilities	(587)	—	(587)
Net deferred tax liability—long-term	(17,827)	—	(17,827)

	$163,130	$20,906	$184,036

As part of the purchase price allocation, all tangible and intangible assets and liabilities were identified and valued. Of the total purchase price, the Company allocated $2.8 million to acquired net tangible assets. The net deferred tax liability of $17.8 million is primarily comprised of $21.5 million of deferred tax assets, net of a $1.1 million valuation allowance, relating to acquired net operating losses and tax credits and deferred tax liabilities of $39.3 million relating to patents and developed technology. The Company determined the fair value of Proxima’s tangible assets and liabilities based on a review of Proxima’s historical and then current financial statements and an understanding of the ongoing nature of the assets and liabilities.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The Company also allocated $101.9 million to the acquired patents and developed technology (primarily associated with MammoSite). The acquired patents expire at various dates through 2023. Based on the average life of the patent portfolio, the remaining economic life of the developed technology is expected to be approximately 15 years. The Company is amortizing the patents and developed technology over this period using the cash flow method, under which amortization is calculated and recognized based upon the Company’s estimated net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are consumed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company believes the patents provide sufficient coverage for differentiated products to sustain some competitive advantage in the marketplace over the average remaining life of the patents.

The Company valued the intangible assets acquired, including the portfolio of patents and technologies associated with the MammoSite and GliaSite products, based on present value calculations of income using a risk-adjusted cash flows for each product, an analysis of company accomplishments, an assessment of overall contributions, as well as project risks. The projections used in the valuation are based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors, as well as estimates of cost of sales, operating expenses, and income taxes resulting from the acquired products. In addition, the projections reflect the Company’s expectation that improvements to the current devices will continue to be made over the life cycle of the product lines. As a result, the completed technology that existed as of the acquisition date was assumed to represent a declining percentage of the devices’ technological composition over time.

The rate utilized to discount the net cash flows to their present value was based on estimated weighted-average cost of capital calculations. A discount rate of 25% was used to value the acquired intangible assets. This discount rate is higher than the Company’s weighted-average cost of capital due to the early-stage life cycle of the acquired products and related inherent uncertainties surrounding the successful commercialization and development of the acquired intangible assets, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that were unknown at that time.

The projections used to value the tangible assets and liabilities, as well as identifiable intangible assets, reflected no material change in historical pricing, margins or expense levels specifically associated with these acquired net assets. There have been no variations from the Company’s underlying projections and assumptions as compared to actual operating results that would have had a material impact on the valuation.

Goodwill

The excess of the purchase price, including contingent earn-out payments relating to 2005 performance milestones, over the fair value of tangible and identifiable intangible net assets was allocated to goodwill, which is non-deductible for tax purposes and totaled $97.2 million. In accordance with SFAS No. 142, this amount will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test.

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

$325,825

As part of the purchase price allocation, all tangible and intangible assets and liabilities were identified and valued. Of the total purchase price, the Company allocated $20.9 million to acquired net tangible assets. The net deferred tax asset of $1.0 million is primarily comprised of $31.4 million of deferred tax assets, net of a $7.0 million valuation allowance, relating to acquired net operating losses and tax credits and deferred tax liabilities of $32.6 million relating to patents and developed technology. The Company determined the fair value of Novacept’s tangible assets and liabilities based on a review of Novacept’s historical and then current financial statements and an understanding of the ongoing nature of the assets and liabilities.

The Company also allocated $83.7 million to the acquired patents and developed technology. The acquired patents expire at various dates through 2022. Based on the average life of the patent portfolio, the remaining economic life of the developed technology is expected to be approximately 15 years. The Company is amortizing the patents and developed technology over this period using the cash flow method. The Company believes the patents provide sufficient coverage for differentiated products to sustain some competitive advantage in the marketplace over the average remaining life of the patents.

The Company allocated $19.1 million of the purchase price to an in-process research and development project. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the complete and incomplete research and development activities. The incomplete research and development activities primarily were associated with an upgrade to the RF Controller. The RF Controller delivers radio frequency energy and is one of the two primary components of the NovaSure System. The upgrade to the RF Controller was necessary to replace the existing power supply, a critical component of the RF Controller which was being discontinued by its supplier.

As of the date of acquisition, the upgrade to the RF Controller was under design review, the remaining costs to complete the project were not material and the project was anticipated to be, and actually was, completed in late-2004 with net cash inflows commencing at that time. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition and included in the Company’s statement of income in fiscal year 2004. Since the acquisition date, there have been no additional significant, ongoing activities associated with the in-process research and development project and there were no other significant acquired projects.

The Company valued the intangible assets acquired, including the portfolio of patents and technologies and the in-process research and development project, based on present value calculations of income using a

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

risk-adjusted cash flow, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to the in-process research and development project was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the net cash flows resulting from the project, and discounting the net cash flows to their present value, as well as determining the importance of the upgraded RF Controller to sustaining uninterrupted sales of the NovaSure System. As of the acquisition date, the remaining costs to complete the project were not material.

The projections used to value the acquired intangible assets and the in-process research and development project were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors, as well as estimates of cost of sales, operating expenses, and income taxes from the acquired products and in-process research and development project. In addition, the projections reflect the Company’s expectation that improvements to the current devices would continue to be made over the life cycle of the product lines. As a result, the completed technology that existed as of the acquisition date was assumed to represent a declining percentage of the devices’ technological composition over time.

The rates utilized to discount the net cash flows to their present value were based on estimated weighted-average cost of capital calculations. Discount rates in the range of 15% to 20% were used to value the acquired intangible assets and the in-process research and development project. The discount rates were higher than the Company’s weighted-average cost of capital due to the early-stage life cycle of the acquired products, the inherent uncertainties surrounding the outcome of the upgrade project and successful commercialization and development of the acquired intangible assets, the useful life of the acquired technology, the profitability levels of such technology and the uncertainty of technological advances that were unknown at that time.

The projections the Company used to value the acquired tangible and intangible assets and liabilities, as well as the in-process research and development project, reflected no material change in historical pricing, margins or expense levels specifically associated with the acquired net assets and the upgrade project. There have been no variations from the Company’s underlying projections and assumptions as compared to actual operating results that would have had a material impact on the valuation of the in-process research and development project.

(c) Pro Forma results

The following unaudited pro forma financial information for fiscal year 2005 presents the combined results of operations of Cytyc and Proxima as if the acquisition had occurred as of January 1, 2005. The unaudited pro forma financial information for fiscal year 2004 presents the combined results of operations of Cytyc, Novacept and Proxima as if the acquisitions had occurred as of January 1, 2004. The pro forma results for 2005 include $2.8 million of transaction fees and expenses incurred by Proxima, prior to the acquisition, related to the Merger. The pro forma results for 2004 include $5.6 million of transaction fees and expenses incurred by Novacept related to the merger with Cytyc, but exclude $19.1 million of in-process research and development costs. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Pro forma results were as follows:

	2005	2004
	(in thousands, except per share amounts)

Net sales	$512,446	$422,237
Net income	$110,077	$81,625
Net income per common share:
Basic	$0.97	$0.73

Diluted	$0.91	$0.70

(5)	Allowance for Doubtful Accounts

A summary of the allowance for doubtful accounts activity is as follows:

	December 31,
	2005	2004	2003
	(in thousands)

Balance, beginning of year	$1,152	$1,744	$2,103
Provision (benefit)	608	(399)	(242)
Amounts written off	(168)	(193)	(117)

Balance, end of year	$1,592	$1,152	$1,744

(6)	Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$48,415	$28,951	$37,202
Foreign	440	218	401
State	5,793	4,890	4,075

	54,648	34,059	41,678

Deferred:
Federal	10,241	22,067	7,640
State	343	683	445

	10,584	22,750	8,085

Total provision for income taxes	$65,232	$56,809	$49,763

A reconciliation of the federal statutory rate to the Company’s effective income tax rate is as follows:

	December 31,
	2005	2004	2003

Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
In-process research and development write-off related to Novacept acquisition	—	5.1	—
State tax provision, net of federal benefit	2.2	2.8	2.3
Other	(0.7)	0.7	2.2

Effective tax rate	36.5%	43.6%	39.5%

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$23,574	$16,573
Research and development and other tax credit carryforwards	4,771	3,527
Capitalized research and development expenses	—	54
Amortization of acquisition-related charges	—	667
Warranty reserve	74	125
Deferred income	342	379
Bad debt reserve	482	282
Inventory reserve	1,063	1,132
Employee benefit related reserves	508	190
Other temporary differences	1,797	1,575

	32,611	24,504

Deferred tax liabilities:
Acquired technology know-how	(74,231)	(37,007)
Original issuance discount on convertible notes	(7,880)	(3,351)
Depreciation	(7,108)	(645)
Other	(1,177)	(1,906)

	(90,396)	(42,909)

	(57,785)	(18,405)
Valuation allowance	(8,050)	(7,000)

Net deferred tax liabilities	$(65,835)	$(25,405)

The Company has research and development tax credit carryforwards of approximately $4.8 million at December 31, 2005 that will expire at various dates beginning in 2006 and through 2020 if not utilized. The Company, through its acquisition of Novacept, has net operating losses for federal income tax purposes of approximately $33.0 million at December 31, 2005 that will expire at various dates beginning in 2009 and through 2024 if not utilized. The Company, through its acquisition of Proxima, has net operating losses for federal income tax purposes of approximately $34.3 million at December 31, 2005 that will expire at various dates beginning in 2010 and through 2025 if not utilized. The net operating loss and research and development tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value immediately prior to the ownership change.

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Interest expense relating to these notes, including amortization of deferred financing costs, was $7.2 million and $5.4 million during fiscal years 2005 and 2004, respectively. Future interest payments relating to these notes will be $5.6 million in each of fiscal years 2006, 2007 and 2008 and will be $2.8 million in fiscal year 2009 assuming these notes will be redeemed at the earliest redemption date of March 5, 2009.

(8)	Stockholders’ Equity

(a) Common Stock Reserved

As of December 31, 2005, the Company has reserved common stock for issuance as follows (in thousands):

Number of Shares

Employee and Director stock incentive plans	24,519
Employee stock purchase plan	1,853
Convertible debt	8,426

34,798

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(b) Stock Repurchase Program

During the second quarter of 2005, the Company reactivated its stock repurchase program to repurchase shares of Cytyc’s common stock through open market purchases. In May and June 2005, the Company repurchased 2.2 million shares, which had a value of $50.1 million, including $0.1 million of commissions. No other shares were repurchased from January 2004 through September 30, 2005. During the fourth quarter of 2005, the Company’s Board of Directors terminated the existing stock repurchase program and approved a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $200 million of its common stock through open market purchases or private transactions that will be made from time to time as market conditions allow. The stock repurchase program is expected to be in effect for a maximum of four years. Shares repurchased under this program will be held in the Company’s treasury. The stock repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the fourth quarter of 2005 under the new or prior stock repurchase program. As of December 31, 2005 and 2004, the Company had repurchased 17,469,890 and 15,279,039 shares, respectively, under the previous stock repurchase program, with an aggregate cost of $207.5 million and $157.4 million, respectively. All of these shares are held in treasury.

(c) Preferred Stock

The Company’s charter authorizes 5,000,000 shares of $0.01 par value Preferred Stock, none of which were outstanding in the years ended December 31, 2005 and 2004. The Board of Directors has designated 200,000 shares of preferred stock as the Company’s Series A Junior Participating preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without further vote or action by the stockholders.

(d) Stockholders’ Rights Plan

On August 6, 1997 the Board of Directors declared a dividend of one Preferred Stock purchase right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on September 5, 1997. Each right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a purchase price of $110 per unit, subject to adjustment. The rights are not exercisable or transferable apart from the common stock until (a) 10 days after the public announcement that a person or group (an “Acquiring Person”) has acquired 15% or more of the Company’s common stock, (b) 10 business days after the commencement of, or the first public announcement of the intention to commence, a tender offer which would increase the beneficial ownership of a person or group to 15% or more of the Company’s common stock or (c) 10 business days after the determination by the Company’s board of directors that a person is an Adverse Person. After any person or group has become an Acquiring Person or Adverse Person, except as provided in the Rights Agreement and amendments thereto (the “Rights Agreement”), each right entitles the holder (other than the Acquiring Person or the Adverse Person) to purchase, at the exercise price, that number of shares of common stock of the Company having a market price of two times the exercise price. If the Company is acquired in a merger or other business combination transaction, except as provided in the Rights Agreement, each exercisable right entitles the holder (other than the Acquiring Person or the Adverse Person) to purchase, at the exercise price, that number of shares of common stock of the acquiring company having a market price of two times the exercise price of the right.

The Board of Directors may redeem the rights for $0.01 per right at any time before the tenth day following the public announcement by either the Company or an Acquiring Person that a person or group has become an Acquiring Person. However, the rights may not be redeemed if the Board of Directors of the Company determines that a person or group has become an Adverse Person. The rights expire on September 5, 2007.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(9) Stock Ownership Plans

(a) Employee and Director Stock Incentive Plans

The Cytyc Corporation 2004 Omnibus Stock Plan (the “2004 Omnibus Plan”), which is the Company’s primary plan for grants of equity, provides for the issuance of up to 12,250,000 shares of the Company’s common stock, no more than 8,200,000 of which shares may be issued as awards other than stock options or stock appreciation rights. The 2004 Omnibus Plan provides for grant of various incentives, including stock options and other stock- based awards. At December 31, 2005, 7,808,565 shares were available for future grant under the 2004 Omnibus Plan. Prior to the approval of the 2004 Omnibus Plan, the Company had various employee and director equity compensation plans, including the 1998 Stock Plan, the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan and the 2001 Non-Employee Director Stock Plan. These plans were terminated with the adoption of the 2004 Omnibus Plan and no further awards may be issued under these plans.

The following table summarizes options outstanding, by stock plan, as of December 31, 2005:

2004 Omnibus Plan	4,414,847
1995 Stock Plan	11,182,750
1998 Stock Plan	5,307
1995 Non-Employee Director Stock Option Plan	180,000
2001 Non-Employee Director Stock Option Plan	928,000

16,710,904

The following schedule summarizes the activity under the Company’s stock plans for the years ended December 31, 2005, 2004 and 2003:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price per share

Outstanding, January 1, 2003	19,389,667	$0.14 — $29.52	$16.24
Granted	4,944,555	9.52 — 15.34	12.49
Exercised	(1,340,984)	0.14 — 12.17	4.27
Canceled	(1,988,050)	2.44 — 29.52	17.53

Outstanding, December 31, 2003	21,005,188	0.14 — 28.45	15.99
Granted	3,459,647	0.00 — 28.20	21.32
Exercised	(3,832,697)	0.14 — 26.69	12.07
Canceled	(2,125,104)	7.09 — 27.52	17.69

Outstanding, December 31, 2004	18,507,034	0.14 — 28.45	17.61
Granted	3,492,450	21.20 — 28.45	24.08
Exercised	(3,942,453)	0.14 — 26.95	15.56
Canceled	(1,346,127)	7.30 — 28.20	20.48

Outstanding, December 31, 2005	16,710,904	$0.44 — $28.45	$19.20

Exercisable, December 31, 2005	9,206,763	$0.44 — $28.45	$18.70

Exercisable, December 31, 2004	10,303,340	$0.14 — $28.45	$17.97

Exercisable, December 31, 2003	10,132,604	$0.14 — $28.45	$16.61

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per share

$ 0.44 – $10.80	2,199,575	3.48	$ 8.88	1,461,668	$ 8.20
10.81 – 12.46	520,246	6.04	11.46	384,339	11.44
12.52 – 12.65	2,004,963	3.90	12.65	852,895	12.65
12.71 – 19.35	2,075,654	6.58	16.45	1,103,174	15.87
19.38 – 21.75	1,853,778	5.93	20.82	1,529,573	20.73
21.79 – 23.07	1,693,117	6.45	22.18	796,001	21.97
23.19 – 24.31	2,466,732	6.05	23.95	413,322	23.88
24.38 – 25.58	1,677,203	6.79	24.68	1,250,740	24.53
25.60 – 26.69	1,826,486	3.85	26.50	1,339,097	26.60
26.71 – 28.45	393,150	9.10	27.67	75,954	27.36

$ 0.44 – $28.45	16,710,904	5.45	$19.20	9,206,763	$18.70

In 2006, pursuant to the Company’s adoption of SFAS No. 123R, the Company will record stock-based compensation expense relating to unvested outstanding and future grants of stock options (see Note 2(t)),

(b) Employee Stock Purchase Plan

During the first half of 2004, the Board of Directors and the stockholders of the Company approved the 2004 Employee Stock Purchase Plan, pursuant to which 2,000,000 shares of common stock may be issued. As a result, the 1995 Employee Stock Purchase Plan, which existed at that time, terminated effective November 30, 2004. The purchase price under the 2004 Employee Stock Purchase Plan is determined by taking the lesser of 85% of the closing price on the first or last day of the period. During 2005, 146,555 shares of common stock were issued at purchase prices of $19.90 and $20.17 per share. At December 31, 2005, 1,853,445 shares were available for future issuance under the 2004 Employee Stock Purchase Plan. During 2004, 128,687 shares of common stock were issued under the 1995 Employee Stock Purchase Plan at purchase prices of $19.00 and $11.25 per share. During 2003, 137,018 shares of common stock were issued under the 1995 Employee Stock Purchase Plan at purchase prices of $9.00 and $8.50 per share.

In 2006, pursuant to the Company’s adoption of SFAS No. 123R (see Note 2(t)), the Company will record as stock-based compensation expense the fair value of the shares to be purchased under the 2004 Employee Stock Purchase Plan, as a result of the discounted purchase price of the common stock as compared to its fair value on date of grant. The Company does not expect this will have a material effect on its consolidated results of operations for 2006.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(10) Commitments and Contingencies

(a) Lease Commitments

The Company leases its facilities and certain automobiles and office equipment under non-cancelable operating leases which have expiration dates ranging from 2006 through 2018. Future minimum annual lease payments under these leases are as follows:

Amount
(in thousands)

2006	$7,192
2007	7,544
2008	7,291
2009	6,856
2010	6,772
Thereafter	43,261

$78,916

Rent expense under operating leases totaled approximately $6.8 million, $4.0 million and $2.8 million in 2005, 2004 and 2003, respectively.

(b) Long-Term Supply Contracts

For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials are available only from a sole supplier. Working closely with its suppliers, the Company has entered into certain long-term supply contracts to assure continuity of supply while maintaining high quality and reliability. In certain of these contracts, a minimum purchase commitment has been established.

As part of the acquisition of Proxima in March 2005, the Company assumed a non-cancelable supply agreement with one of its vendors to provide the facility for the production of one of its products and its ongoing exclusive supply. The initial term of the agreement expires in 2008 and is subject to annual indexed price adjustments. As of December 31, 2005, the minimum annual commitments under the agreement are $1 million in each year through 2008.

Future supply commitments under these contracts are as follows:

Amount
(in thousands)

2006	$4,023
2007	4,000
2008	4,000
2009	3,000
2010	3,000
Thereafter	6,000

$24,023

Payments under these contracts totaled approximately $5.5 million, $8.0 million and $7.8 million, in 2005, 2004 and 2003, respectively.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(c) Royalties and Contingent Earn-Out Payments

The Company is the exclusive licensee of certain patented technology used in the ThinPrep System, NovaSure System, FirstCyte Breast Test and the GliaSite System. In connection with these licenses, royalty expense totaled $4.3 million, $1.7 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Part of the purchase price for Proxima includes contingent earn-out payments tied to future performance milestones (see Note 4). At December 31, 2005, $20.9 million was accrued for the contingent earn-out payments relating to incremental sales growth in the breast-related products during 2005.

(d) Private Equity Investment

During the third quarter of fiscal 2005, the Company entered into a $5 million private equity investment commitment which may be paid over the next three years. As of December 31, 2005, $650,000 of this commitment was paid, which is recorded in Other Assets (see Note 2(j)).

(e) Litigation

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

In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision. According to the award, Cytyc is required to pay a one percent royalty on the net sales of all ThinPrep Pap Test disposable components, both for the period from November 17, 2000 to December 31, 2004 (the “Retroactive Royalties”) as well as for future sales, plus interest related to the Retroactive Royalties. The panel determined that the applicable statute of limitations limited the Retroactive Royalties to sales from November 17, 2000. The panel also awarded DEKA the recovery of audit costs related to the royalty audit conducted after the dispute arose, as well as reimbursement for a portion of DEKA’s legal fees and expenses related to the arbitration proceeding. As to DEKA’s other claims, with the exception of certain equitable defenses, the arbitration panel found in favor of Cytyc.

The panel rejected DEKA’s contentions of bad faith, finding that Cytyc did not act irrationally or in a secretive manner, did not engage in deceptive trade practices and did not breach any fiduciary duties. In addition, the panel rejected DEKA’s claim for treble damages. As a result of the arbitration panel’s decision, Cytyc recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which is in addition to the $1.3 million previously recorded. On May 5, 2005, the Company filed a motion to vacate the arbitration award in the United States District Court for the District of Massachusetts as the Company

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

believes the award manifestly disregarded applicable law as well as the language of the underlying agreement. The Company’s motion to vacate the arbitration award was denied by the United States District Court on July 8, 2005. On August 5, 2005, Cytyc filed a notice of appeal in the United States Court of Appeals for the First Circuit, appealing the July 8, 2005 judgment of the District Court. Oral arguments have been scheduled for February 8, 2006. Given the stage of the appeal proceeding, the Company is unable to reasonably estimate the ultimate outcome of this appeal.

On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by the Company’s ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against the Company in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. On October 30, 2003, an order was entered by the district court judge in North Carolina transferring the North Carolina action to Massachusetts, thereby consolidating the cases into a single action to be heard in United States District Court for the District of Massachusetts. Additionally, on October 30, 2003, the district court judge in Massachusetts denied a motion by TriPath to have the Company’s Massachusetts case dismissed. The Massachusetts court has not yet set a trial date. On September 2, 2005 a joint motion for partial dismissal was filed dismissing each party’s claims and counterclaims relative to seventeen patent claims from two of the patents in suit. A so-called Markman or claim construction hearing took place from September 6, 2005 through September 8, 2005 and on November 28, 2005, the Court issued its claim construction opinion and order. Based on the current case status, the Company anticipates that a trial will be scheduled to occur sometime in mid-to-late 2006. The Company believes that the claims against it are without merit and intends to vigorously defend this suit. Given the stage and current status of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company is also involved in ordinary, routine litigation incidental to its business. Although the outcomes of these other lawsuits and claims are uncertain, management does not believe that, individually or in the aggregate, these other lawsuits and claims will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

(11) Employee Benefit Plan

The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows for employees to defer a portion of their salary up to the maximum allowed under IRS rules. The Company made contributions to the plan totaling $2.0 million, $1.9 million and $1.2 million related to the years ended December 31, 2005, 2004 and 2003, respectively.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(12) Summary of Quarterly Data (Unaudited)

A summary of quarterly data follows (in thousands, except per share amounts):

	Fiscal Year 2005
	1st	2nd	3rd	4th

Net sales	$113,405	$125,381	$130,824	$138,641
Gross profit	89,478	99,275	102,901	109,448
Income from operations	34,482	46,119	50,442	53,278
Net income(1)	20,891	28,035	31,143	33,417
Net income per share:
Basic	$0.18	$0.25	$0.28	$0.29
Diluted	$0.18	$0.23	$0.26	$0.27

	Fiscal Year 2004
	1st	2nd	3rd	4th

Net sales	$80,725	$99,474	$102,787	$110,607
Gross profit	65,542	77,819	81,453	86,256
Income from operations	14,511	36,314	41,278	41,762
Net income(2)	1,536	21,876	24,762	25,414
Net income per share:
Basic	$0.01	$0.20	$0.22	$0.23
Diluted	$0.01	$0.19	$0.21	$0.21

(1) The Company recorded a pre-tax charge of approximately $7.8 million in the first quarter of fiscal year 2005 in connection with the DEKA Products Limited Partnership arbitration panel decision (see Note 10).

(2) The Company incurred in-process research and development charges totaling approximately $19.1 million in the first quarter of fiscal year 2004 related to its acquisition of Novacept (see Note 4).

Exhibits Index

Exhibit No.	Description

2.1(16)	Agreement and Plan of Merger, dated March 1, 2004, by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.2(17)	Amendment No. 1, dated March 22, 2004, to the Agreement and Plan of Merger by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.6(32)	Agreement and Plan of Merger and Reorganization among Cytyc Corporation, Polaris Acquisition Corp., Proxima Therapeutics, Inc. and a Stockholders’ Representative, dated February 9, 2005.

3.1(2)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(31)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(1)	Specimen certificate representing the Common Stock.

4.2(3)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(15)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(13)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

4.6(18)	Indenture, dated as of March 22, 2004, between Cytyc Corporation and U.S. Bank Trust National Association., including the form of Note.

4.7(19)	Registration Rights Agreement, dated as of March 22, 2004, among Cytyc Corporation and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Piper Jaffray & Co.

4.8(20)	Senior Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

4.9(21)	Subordinated Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

10.1(1)*	1988 Stock Plan.

10.2(1)*	1989 Stock Plan.

10.3(1)*	1995 Stock Plan.

10.4(6)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.

10.5(7)*	1995 Employee Stock Purchase Plan, as amended.

10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.

10.7(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.

10.8(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.

10.9(8)*	2001 Non-Employee Director Stock Plan.

10.10(9)*	Pro Duct Health, Inc. 1998 Stock Plan.

10.11(10)#	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002

Exhibit No.	Description

10.12(10)#	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001

10.13(11)#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003

10.14(12)*	Amended and Restated Director Compensation Method Plan

10.15(14)*	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.

10.16(22)#	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.17(23)*	Cytyc Corporation 2004 Omnibus Stock Plan.

10.18(24)*	Cytyc Corporation 2004 Employee Stock Purchase Plan.

10.19(25)*	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers

10.20(26)*	Form of Incentive Stock Option Agreement for Executive Officers.

10.21(27)*	Form of Nonqualified Stock Option Agreement for Executive Officers.

10.22(28)*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors.

10.23(30)*	Form of Restricted Stock Agreement.

10.24(33)*	Form of Restricted Stock Unit Agreement.

10.25(29)#	Master Agreement, dated October 15, 2004, between Cytyc Corporation and Laboratory Corporation of America.

10.26 (19)	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.

10.27**	Summary of Director Compensation.

21.1**	List of Our Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP.

24.1**	Power of Attorney (see signature page hereto).

31.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Timothy M. Adams, Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Timothy M. Adams, Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).

(2) Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed September 20, 2005.

(3) Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.

(4) Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.

(5) Incorporated herein by reference to Exhibit 10.9 to our Annual Report on Form 10-K, filed March 31, 1998.

(6) Incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q, filed August 14, 2000.

(7) Incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-00300) and Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 8, 2001.

(8) Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 8, 2001.

(9) Incorporated herein by reference to Exhibit 4 to our Registration Statement on Form S-8, filed December 17, 2001 (File No. 333-75292).

(10) Incorporated herein by reference to Exhibits to our Annual Report on Form 10-K, filed March 24, 2003.

(11) Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 13, 2003.

(12) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 18, 2005.

(13) Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(14) Incorporated herein by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(15) Incorporated herein by reference to Exhibits to our Annual Report on Form 10-K, filed January 30, 2004.

(16) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed March 5, 2004.

(17) Incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K/A, filed April 27, 2004.

(18) Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-116237) filed June 7, 2004.

(19) Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-116237) filed June 7, 2004.

(20) Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-120013) filed October 18, 2004.

(21) Incorporated herein by reference to Exhibit 4.3 to our Registration Statement on Form S-3 (File No. 333-120013) filed October 18, 2004.

(22) Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 6, 2004.

(23) Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (File No. 333-117812)

(24) Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-117812)

(25) Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(26) Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(27) Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(28) Incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(29) Incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 12, 2004.

(30) Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed September 19, 2005.

(31) Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.

(32) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed February 15, 2005.

(33) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 14, 2005.

* Indicates a management contract or any compensatory plan, contract or arrangement

** Filed herewith.

# Confidential treatment granted as to certain portions.