Form 10-Q
period 2006-06-30
CYTYC CORP
filed 2006-08-07
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of July 31, 2006 was 112,518,287.

Total Number of Pages: 32

Exhibit index located on page 32

CYTYC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytyc Corporation

250 Campus Drive

Marlborough, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Cytyc Corporation and subsidiaries as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month period ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
August 4, 2006

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,032	$123,468
Investment securities	89,805	97,151
Accounts receivable, net of allowance of $2,007 and $1,592 at June 30, 2006 and December 31, 2005, respectively	86,006	82,833
Inventories, net	26,531	24,033
Deferred tax assets, net	12,747	4,266
Prepaid expenses and other current assets	4,563	5,539

Total current assets	319,684	337,290

Property and equipment, net	126,605	113,610

Intangible assets:
Patents and developed technology, net of accumulated amortization of $17,922 and $13,018 at June 30, 2006 and December 31, 2005, respectively	187,668	192,572
Goodwill	387,662	389,385

Total intangible assets	575,330	581,957

Other assets, net	9,786	7,022

Total assets	$1,031,405	$1,039,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,837	$10,627
Accrued expenses	36,084	74,291
Deferred revenue	6,113	4,265

Total current liabilities	54,034	89,183

Deferred tax liabilities, net	77,747	70,101

Long-term debt and other non-current liabilities	254,127	252,244

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—Authorized—5,000,000 shares No shares issued or outstanding	—	—
Common stock, $0.01 par value—Authorized—400,000,000 shares Issued— 133,773,241 and 132,743,281 shares in 2006 and 2005, respectively Outstanding— 113,377,043 and 115,273,391 shares in 2006 and 2005, respectively	1,338	1,327
Additional paid-in capital	579,795	545,761
Treasury stock, at cost: 20,396,198 and 17,469,890 shares in 2006 and 2005, respectively	(286,080)	(207,503)
Accumulated other comprehensive income	2,682	2,048
Retained earnings	347,762	286,718

Total stockholders’ equity	645,497	628,351

Total liabilities and stockholders’ equity	$1,031,405	$1,039,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$150,397	$125,381	$290,937	$238,786
Cost of sales (1)	33,063	26,106	62,852	50,033

Gross profit	117,334	99,275	228,085	188,753

Operating expenses:
Research and development (1)	10,681	7,958	20,992	14,757
Sales and marketing (1)	41,989	33,708	82,122	63,391
General and administrative (1)	14,809	11,490	28,834	22,197
Arbitration decision	—	—	—	7,807

Total operating expenses	67,479	53,156	131,948	108,152

Income from operations	49,855	46,119	96,137	80,601
Other income (expense), net:
Interest income	1,826	526	3,656	1,418
Interest expense	(1,792)	(1,792)	(3,584)	(3,584)
Other	—	(703)	(77)	(1,386)

Total other income (expense), net	34	(1,969)	(5)	(3,552)

Income before provision for income taxes	49,889	44,150	96,132	77,049
Provision for income taxes (1)	18,209	16,115	35,088	28,123

Net income	$31,680	$28,035	$61,044	$48,926

Net income per common share and potential common share:
Basic	$0.28	$0.25	$0.53	$0.43

Diluted	$0.27	$0.23	$0.51	$0.41

Weighted average common and potential common shares outstanding:
Basic	114,356	113,173	114,917	113,417
Diluted	123,582	124,796	125,014	125,281

(1) Balance includes stock-based compensation under SFAS 123R as follows (see Note 8):
Cost of sales	$344	$—	$705	$—
Research and development	803	—	1,647	—
Sales and marketing	2,525	—	5,176	—
General and administrative	2,066	—	4,235	—

Stock-based compensation expense, gross	5,738	—	11,763	—
Effect on income taxes	(1,890)	—	(3,853)	—

Total stock-based compensation expense, net	$3,848	$—	$7,910	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$61,044	$48,926
Adjustments to reconcile net income to net cash provided by operating activities:
Revenue relating to license issued in exchange for preferred stock	(1,933)	—
Stock-based compensation expense pursuant to SFAS No. 123R	11,763	—
Compensation expense related to issuance of stock to directors and executives	395	423
Depreciation and amortization of property and equipment	10,911	8,457
Amortization of intangible assets	4,904	2,614
Amortization of deferred financing costs	772	772
Provision for doubtful accounts	425	223
Change in deferred income taxes	564	17,585
Changes in assets and liabilities, excluding effects of acquisition:
Accounts receivable	(2,630)	(4,440)
Inventories	(2,374)	(4,899)
Prepaid expenses and other current assets	1,021	819
Accounts payable	1,149	(378)
Accrued expenses	(16,747)	7,528
Deferred revenue	1,661	1,776
Tax benefit from exercise of stock options and employee stock purchase plan	1,682	3,836

Net cash provided by operating activities	72,607	83,242

Cash flows from investing activities:
Acquisition of Proxima Therapeutics, Inc., net of cash acquired	(21,074)	(161,798)
(Increase) decrease in other assets	(981)	439
Increase in equipment under customer usage agreements	(13,458)	(14,185)
Purchases of property and equipment, net	(8,624)	(7,392)
Increase in patents and developed technology	(473)	—
Purchases of investment securities	(59,567)	(1,034)
Proceeds from sales and maturities of investment securities	66,973	103,559

Net cash used in investing activities	(37,204)	(80,411)

Cash flows from financing activities:
Purchase of treasury shares	(78,577)	(50,056)
Proceeds from issuance of shares under employee stock purchase plan	2,029	1,443
Proceeds from exercise of stock options	16,787	12,233
Payments relating to securing line of credit facility	(609)	—
Excess tax benefit from exercise of stock options and employee stock purchase plan	1,386	—

Net cash used in financing activities	(58,984)	(36,380)

Effect of exchange rate changes on cash	145	(375)

Net decrease in cash and cash equivalents	(23,436)	(33,924)
Cash and cash equivalents, beginning of period	123,468	86,277

Cash and cash equivalents, end of period	$100,032	$52,353

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

(2) Acquisition Activity

(a) Acquisition of Proxima Therapeutics, Inc.

On March 7, 2005, the Company acquired Proxima Therapeutics, Inc. (“Proxima”), a privately held company located in Alpharetta, Georgia, in a non-taxable transaction (the “Merger”). As a result of the Merger, all of Proxima’s fully-diluted equity immediately prior to the Merger was automatically converted into the right to receive an initial cash payment of approximately $160 million, plus contingent earn-out payments tied to future performance milestones. The contingent earn-out payments are based on incremental sales growth in the breast-related products during 2005 and 2006, are subject to an aggregate cap of $65 million and are recorded as additional goodwill when earned. In March 2006, the Company paid $21.1 million for the contingent earn-out payments relating to incremental sales growth in the breast-related products during 2005, of which $20.9 million was accrued at December 31, 2005.

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

Purchase Price Allocation

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (“Original Amount”) and includes the contingent earn-out payments relating to 2005 performance milestones and subsequent adjustments, for an aggregate purchase price of approximately $184.2 million, including acquisition costs:

	Original Amount	2005 Contingent Earn-out	2006 Adjustments	Amount as of June 30, 2006
	(in thousands)
Current assets	$6,622	$—	$—	$6,622
Property and equipment	379	—	—	379
Patents and developed technology	101,900	—	—	101,900
Goodwill	76,279	20,906	(1,478)	95,707
Other assets	507	—	—	507
Current liabilities	(4,143)	—	114	(4,029)
Long-term liabilities	(587)	—	—	(587)
Net deferred tax liability and valuation allowance—long-term	(17,827)	—	1,532	(16,295)

	$163,130	$20,906	$168	$184,204

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

The rate utilized to discount the net cash flows to their present value was based on estimated weighted-average cost of capital calculations. A discount rate of 25% was used to value the acquired intangible assets. This discount rate was higher than the Company’s weighted-average cost of capital due to the early-stage life cycle of the acquired products and related inherent uncertainties surrounding the successful commercialization and development of the acquired intangible assets, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that were unknown at that time.

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

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Goodwill

The excess of the purchase price, including contingent earn-out payments relating to 2005 performance milestones, over the fair value of tangible and identifiable intangible net assets was allocated to goodwill, which is non-deductible for tax purposes and totaled $95.7 million. In accordance with SFAS No. 142, this goodwill will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test. As of December 31, 2005, the Company had recorded $97.2 million of goodwill relating to the Proxima acquisition. During 2006, $1.5 million of this balance was allocated to deferred tax assets that resulted primarily from the contingent earn-out payments relating to 2005 performance milestones.

(b) Pro Forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2005 presents the combined results of operations of Cytyc and Proxima as if the acquisition had occurred as of January 1, 2005 and include $2.8 million of transaction fees and expenses incurred by Proxima, prior to the acquisition, related to the Merger. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the January 1, 2005.

Pro forma results for the three and six months ended June 30, 2005 were as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net sales	$125,381	$242,981
Net income	$28,016	$45,621

Net income per common share:
Basic	$0.25	$0.40

Diluted	$0.23	$0.38

(3) Amortization of Intangible Assets

Amortization expense related to identifiable intangible assets that will continue to be amortized in the future, which consists of the Company’s acquired patents and developed technology, was approximately $2.5 million and $1.5 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $4.9 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively. Amortization expense related to identifiable intangible assets, which is an estimate for each future year and subject to change, is as follows:

Amount
(in thousands)
Remaining six months ending December 31, 2006	$5,992
Year ending December 31, 2007	14,539
Year ending December 31, 2008	17,326
Year ending December 31, 2009	19,607
Year ending December 31, 2010	19,194
Thereafter	111,010

Total	$187,668

(4) Investment Securities

Investment securities consist of auction rate securities and municipal bonds, all of which are classified as available-for-sale. At June 30, 2006, the Company’s investment securities had contractual maturities at various dates through March 2007. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. The Company would have the ability and intent to hold securities should fair value be less than cost.

At June 30, 2006 and December 31, 2005, investment securities included $74.7 million and $65.1 million, respectively, of auction rate securities (“ARS”) classified as available-for-sale. Although the ARS generally have original maturities in excess of one year from date of purchase, the underlying interest rates on these securities typically reset within one month. Therefore, these ARS are priced and subsequently traded as investment securities because of remarketing and the interest rate reset feature.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

At June 30, 2006 and December 31, 2005, the cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
June 30, 2006
Auction rate securities (average interest rate reset of 0.6 months)	$74,650	$—	$—	$74,650
Municipal bonds (average maturity of 2.9 months)	15,171	—	(16)	15,155

	$89,821	$—	$(16)	$89,805

December 31, 2005
Auction rate securities (average interest rate reset of 0.6 months)	$65,075	$—	$—	$65,075
Municipal bonds (average maturity of 5.2 months)	32,152	—	(76)	32,076

	$97,227	$—	$(76)	$97,151

(5) Other Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets at June 30, 2006 and December 31, 2005 consisted of:

	June 30, 2006	December 31, 2005
	(in thousands)
Inventories, net
Raw material	$8,850	$9,000
Work-in-process	2,793	3,436
Finished goods	14,888	11,597

	$26,531	$24,033

Property and Equipment, net
Property and equipment	$112,017	$101,604
Equipment under customer usage agreements	80,672	66,832

	192,689	168,436
Less—accumulated depreciation and amortization	66,084	54,826

	$126,605	$113,610

Accrued Expenses
Accrued compensation	$17,035	$20,999
Accrued acquisition (Proxima earn-out)	—	20,906
Accrued taxes	6,792	8,860
Other accruals	12,257	23,526

	$36,084	$74,291

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. Product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Balance, beginning of year	$426	$397
New warranties	241	122
Payments	(184)	(156)
Adjustments	(173)	(27)

Balance, June 30	$310	$336

(6) Other Assets

In March 2006, the Company entered into a private equity investment agreement with a corporation, in which the Company received shares of preferred stock in exchange for granting a non-exclusive license to certain patents of the Company. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of June 30, 2006, holds less than 20 percent of the corporation’s voting stock, among other factors. The Company’s determination of whether it has significant influence over an investment requires judgment. If at any time the investment exceeds 20 percent of the corporation’s voting stock or the Company determines that it has the ability to exercise significant influence over the investee, among other factors, the Company will begin to account for its investment under the equity method. In addition, the Company will regularly review its investment for impairment indicators. To date, no impairment indicators have been identified relating to this investment. As of June 30, 2006, the balance of this investment was $1.9 million.

(7) Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and convertible debt. Potential common shares for outstanding stock options are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. The treasury stock method is affected by the amount of stock-based compensation attributable to future services and therefore not yet recognized. The Company’s adoption of SFAS No. 123R on January 1, 2006 resulted in an increase in unrecognized stock-based compensation expense relating to unvested employee stock awards, which reduced the dilutive effect of assumed exercises of stock options for the three and six months ended June 30, 2006 by approximately 2.2 million and 1.8 million shares, respectively.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The following table provides a reconciliation of the net income and weighted average common shares used in calculating basic and diluted net income per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net income, as reported, for basic earnings per share	$31,680	$28,035	$61,044	$48,926
Interest expense, net of tax	1,138	1,138	2,276	2,276

Net income, as adjusted, for diluted earnings per share	$32,818	$29,173	$63,320	$51,202

Denominator:
Basic weighted average common shares outstanding	114,356	113,173	114,917	113,417
Dilutive effect of assumed exercise of stock options	800	3,197	1,671	3,438
Dilutive effect of assumed conversion of convertible debt	8,426	8,426	8,426	8,426

Weighted average common shares outstanding assuming dilution	123,582	124,796	125,014	125,281

Basic net income per common share	$0.28	$0.25	$0.53	$0.43

Diluted net income per common and potential common share	$0.27	$0.23	$0.51	$0.41

Diluted weighted average common shares outstanding for the three months ended June 30, 2006 and 2005 excluded 4,544,854 and 6,173,526 potential common shares, respectively, from stock options outstanding and diluted weighted average common shares outstanding for the six months ended June 30, 2006 and 2005 excluded 2,545,387 and 5,615,770 potential common shares respectively, from stock options outstanding, because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The NASDAQ National Market during the periods mentioned and, accordingly, their effect would be anti-dilutive.

(8) Stock-Based Compensation and Stock Incentive Plans

(a) Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which requires all stock-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method and accordingly, prior period amounts have not been restated. In order to determine the fair value of stock options and employee stock purchase plan shares, the Company is using the Black-Scholes option pricing model and is applying the multiple-option valuation approach to the stock option valuation. The Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for options granted following the adoption of SFAS No. 123R. For unvested stock options outstanding as of January 1, 2006, the Company will continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

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

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

The tax benefit related to the $5.7 million and $11.8 million of stock-based compensation expense recorded during the three and six months ended June 30, 2006, respectively, was $1.9 million and $3.9 million, respectively.

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method, pursuant to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, stock-based compensation expense was measured as the difference between the option’s exercise price and the market price of the Company’s common stock on the date of grant. Historically, under this method, stock-based compensation had not been material because stock options are granted at the market price of the common stock on the date of grant. Had the Company accounted for stock awards pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, net income and net income per share would have been as follows for the three months and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net income as reported	$28,035	$48,926
Assumed stock-based compensation cost, net of tax	6,429	12,705

Pro forma net income	$21,606	$36,221

Net income per common share:
Basic — as reported	$0.25	$0.43

Basic — pro forma	$0.19	$0.32

Diluted — as reported	$0.23	$0.41

Diluted — pro forma	$0.18	$0.31

The underlying assumptions used in the Black-Scholes model were as follows for options granted during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.8%	4.6%	3.8%
Expected dividend yield	—	—	—	—
Expected lives (in years)	3.5	3.5	3.5	3.5
Expected volatility	32%	54%	32%	58%

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in the condensed consolidated statement of cash flows. SFAS No. 123R generally requires the benefits of tax deductions in excess of recognized compensation expense to be reported within cash flows from financing activities.

As of June 30, 2006, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $34.6 million. This amount is expected to be recognized over a weighted-average period of 3.3 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(b) Stock Incentive Plans

The Cytyc Corporation 2004 Omnibus Stock Plan (the “2004 Omnibus Plan”), which is the Company’s primary plan for grants of equity, provides for the issuance of up to 12,250,000 shares of the Company’s common stock, no more than 8,200,000 of which shares may be issued as awards other than stock options or stock appreciation rights. The 2004 Omnibus Plan provides for grants of various incentives, including stock options and other stock-based awards. At June 30, 2006, 5,198,958 shares were available for future grant under the 2004 Omnibus Plan. Prior to the approval of the 2004 Omnibus Plan, the Company had various employee and director equity compensation plans, including the 1998 Stock Plan, the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan and the 2001 Non-Employee Director Stock Option Plan. These plans were terminated with the adoption of the 2004 Omnibus Plan and no further awards may be issued under these plans.

The following table summarizes options outstanding, by stock plan, as of June 30, 2006:

2004 Omnibus Plan	6,956,737
1995 Stock Plan	10,091,953
1998 Stock Plan	5,307
1995 Non-Employee Director Stock Option Plan	180,000
2001 Non-Employee Director Stock Option Plan	908,000

18,141,997

The following schedule summarizes the activity under the Company’s stock plans during the six months ended June 30, 2006:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price per share
Outstanding, December 31, 2005	16,710,904	$0.44 – $ 28.45	$19.20
Granted	2,970,150	24.42 – 30.11	28.16
Exercised	(932,156)	2.69 – 28.45	18.12
Canceled	(606,901)	8.00 – 30.11	21.35

Outstanding, June 30, 2006	18,141,997	$0.44 – $ 30.11	$20.66

Exercisable, June 30, 2006	9,576,641	$0.44 – $ 28.45	$19.09

Exercisable, December 31, 2005	9,206,763	$0.44 – $ 28.45	$18.70

The weighted average fair value per share of options granted during the three months ended June 30, 2006 and 2005 was $7.91 and $9.52, respectively, and for the six months ended June 30, 2006 and 2005 was $8.41 and $10.53, respectively.

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $1.1 million and $4.6 million, respectively, and for the six months ended June 30, 2006 and 2005 was $10.2 million and $10.5 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock on date of exercise and the exercise price per share.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per share
$0.44 – $10.80	1,930,012	2.91	$8.94	1,278,364	$8.28
10.81 – 12.46	476,493	5.49	11.46	420,425	11.44
12.52 – 12.65	1,865,128	3.40	12.65	778,024	12.65
12.71 – 19.35	1,828,547	6.11	16.37	1,232,174	16.05
19.38 – 21.90	2,181,572	5.30	21.00	1,672,762	20.81
21.92 – 23.48	1,862,029	6.03	22.66	1,038,092	22.33
23.51 – 24.46	2,721,269	5.54	24.29	1,705,899	24.32
24.55 – 26.69	2,240,147	5.05	26.12	1,360,321	26.38
26.71 – 28.37	494,200	8.96	27.53	81,413	27.37
28.39 – 30.11	2,542,600	5.95	28.44	9,167	28.43

$0.44 – $30.11	18,141,997	5.21	$20.66	9,576,641	$19.09

The aggregate intrinsic value of dilutive options outstanding and options exercisable as of June 30, 2006 was $96.1 million and $61.6 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock as of June 30, 2006 and the exercise price per share. The market value as of June 30, 2006 was $25.36 per share as quoted on The NASDAQ National Market.

(9) Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$31,680	$28,035	$61,044	$48,926
Other comprehensive income, net of tax:
Unrealized gains on investment securities	19	47	38	43
Foreign currency translation adjustments	488	(613)	596	(911)

Comprehensive income	$32,187	$27,469	$61,678	$48,058

(10) Stock Repurchase Program

Under the current stock repurchase program, the Company is authorized to repurchase up to $200 million of its common stock through open market purchases or private transactions that will be made from time to time as market conditions allow. The stock repurchase program is expected to be in effect for a maximum of four years. Shares repurchased under this program will be held in the Company’s treasury. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2006, the Company repurchased 2,161,790 and 2,926,308 shares, respectively, with an aggregate cost of $56.3 million and $78.6 million, respectively. As of June 30, 2006, 20,396,198 shares with an aggregate cost of $286.1 million are held in treasury.

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

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net sales:
Domestic diagnostic products	$84,087	$77,009	$164,783	$152,008
Domestic surgical products	50,024	35,118	94,728	60,961
International	16,286	13,254	31,426	25,817

Total net sales	$150,397	$125,381	$290,937	$238,786

Gross profit and net income:
Domestic diagnostic products	$64,999	$60,257	$127,871	$120,023
Domestic surgical products	41,242	29,380	79,249	49,794
International	11,093	9,638	20,965	18,936

Total gross profit	117,334	99,275	228,085	188,753
Corporate expenses	85,654	71,240	167,041	139,827

Net income	$31,680	$28,035	$61,044	$48,926

SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and significant customers. During the three and six months ended June 30, 2006 and 2005, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	89%	89%	89%	89%
International	11%	11%	11%	11%

	100%	100%	100%	100%

During the three and six months ended June 30, 2006, no customer represented 10% or more of consolidated net sales. During the three and six months ended June 30, 2005, net sales to one customer within the Company’s domestic diagnostic products business represented 12% of consolidated net sales.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The Company operates manufacturing facilities in the United States and Costa Rica and has several offices, primarily for sales and distribution, throughout the world. Property and equipment is primarily located within the domestic diagnostic products segment in the United States.

The following table summarizes the Company’s intangible assets, by segment:

	Patents and Developed Technology, net	Goodwill	Total Intangible Assets
	(in thousands)
June 30, 2006
Domestic diagnostic products	$13,220	$91,098	$104,318
Domestic surgical products	174,448	296,564	471,012

	$187,668	$387,662	$575,330

December 31, 2005
Domestic diagnostic products	$13,982	$91,098	$105,080
Domestic surgical products	178,590	298,287	476,877

	$192,572	$389,385	$581,957

Amortization expense related to identifiable intangible assets that will continue to be amortized within domestic diagnostic products was approximately $0.4 million during the three months ended June 30, 2006 and 2005 and $0.8 million and $0.7 million during the six months ended June 30, 2006 and 2005, respectively. Amortization expense related to identifiable intangible assets that will continue to be amortized within domestic surgical products was approximately $2.1 million and $1.1 million during the three months ended June 30, 2006 and 2005, respectively, and $4.1 million and $1.9 million during the six months ended June 30, 2006 and 2005, respectively.

(12) Commitments and Contingencies

Commitments:

Earn-out Payments— Part of the purchase price for Proxima includes contingent earn-out payments tied to future performance milestones (see Note 2).

Credit Agreement— On June 30, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and a syndicate of four other lenders. The Credit Agreement provides for a $150 million senior unsecured revolving credit facility with the loan proceeds available to be used by the Company and its subsidiaries to finance working capital needs and for general corporate purposes. Three of the Company’s material domestic subsidiaries are guarantors under the Credit Agreement. The Company has the ability to increase available borrowings under the Credit Agreement by an additional amount of up to $150 million upon satisfaction of certain conditions. These increased borrowings may be provided either by one or more existing lenders upon the Company obtaining the agreement of such lenders to increase commitments or by new lenders being added to the credit facility.

Amounts under the Credit Agreement may be borrowed, repaid and re-borrowed by the Company from time to time until the maturity of the Credit Agreement on June 30, 2011. Voluntary prepayments and commitment reductions requested by the Company under the Credit Agreement are permitted at any time without penalty (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the Credit Agreement bear interest at a floating rate, which will be, at the Company’s option, either LIBOR plus an applicable margin (which is subject to adjustment based on financial ratios), or a base rate.

The Credit Agreement requires the Company to comply with maximum leverage and minimum fixed charge coverage ratios. The Credit Agreement contains affirmative and negative covenants, including limitations on additional debt, liens, certain investments, and acquisitions outside of the healthcare business. The Credit Agreement also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lenders’ commitments terminated.

As of June 30, 2006, the Company had no balance outstanding under this Credit Agreement.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Lease Commitment— On July 11, 2006, the Company signed a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be used as an additional manufacturing facility. The term of the lease is for a period of approximately 12 years commencing on October 1, 2006. Future minimum lease payments under this lease are as follows:

Amount
(in thousands)
Remaining six months ending December 31, 2006	$32
Year ending December 31, 2007	588
Year ending December 31, 2008	924
Year ending December 31, 2009	939
Year ending December 31, 2010	982
Thereafter	8,895

$12,360

Contingencies— On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against Cytyc alleging that Cytyc underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”). The dispute concerned the method of calculating royalties on the sale of the single use disposable ThinPrep Pap Test kit. In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision which Cytyc appealed. Cytyc recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which was in addition to the $1.3 million previously recorded. Subsequently, each month, Cytyc recorded an accrual for the difference between the quarterly payments to DEKA and the amounts calculated pursuant to the arbitration panel decision. As a result of a final decision of the United States Court of Appeals for the First Circuit in February 2006, the Company paid DEKA $11.4 million. Prospectively, the Company will pay DEKA a one percent royalty on applicable net sales of ThinPrep Pap Test disposable components; however, this royalty is not expected to be material to the Company’s future operating results or financial position.

On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by the Company’s ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against the Company in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. The non-patent claims have been dismissed and the patent cases have since been consolidated into a single action. A hearing occurred on August 2, 2006 in the United States District Court for the District of Massachusetts to hear oral arguments on summary judgment motions. The Company continues to believe that the claims against it are without merit and intends to vigorously defend this suit. Given the stage and current status of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company is also involved in ordinary, routine litigation incidental to its business. Although the outcomes of these other lawsuits and claims are uncertain, management does not believe that, individually or in the aggregate, these other lawsuits and claims will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

(13)	Recent Accounting Pronouncement

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 are effective on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial statements.

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

Valuation of Long-Lived Assets, Intangibles and Goodwill. Tangible and intangible assets acquired in a business combination, including acquired in-process research and development, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The fair values of acquired assets are determined by management using relevant information and assumptions and assisted, in certain situations, by independent appraisers. Fair value of acquired intangible assets is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to sales and expense growth rates, analyses of project accomplishments, assessment of overall contributions, project risks and the selection and use of an appropriate discount rate. Amortization of all our intangible assets with defined lives, including those acquired individually, is calculated either using the straight-line or cash flow method. The cash flow method requires management’s estimate of net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are expected to be consumed, and is subject to change.

We assess the impairment of long-lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of long-lived assets, intangible assets or goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. We are required to perform an impairment review for goodwill on an annual basis, or earlier if indicators of potential impairment exist. Based on our impairment review during 2005, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At June 30, 2006, we had $575.3 million of net intangible assets, of which $387.7 million represented goodwill. An impairment of our intangible assets could result in a material, non-cash expense in our consolidated statement of income.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We are undergoing various audits on both the Federal and State levels. We expect the majority of these audits to conclude at various dates throughout 2006. Although we believe we have adequate reserves for potential assessments, we recognize liabilities for potential tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that these reserves are greater or less than the amounts paid, we will adjust the reserves and recognize a tax benefit or charge during the period in which we make the determination or, if the adjustments to the reserves relate to deferred tax assets recorded in connection with an acquisition, we will adjust the carrying value of goodwill.

Legal Proceedings. During March 2005, we recorded a pre-tax charge in the amount of $7.8 million, which was in addition to the $1.3 million we had previously recorded, in connection with an arbitration panel’s decision regarding the DEKA Products Limited Partnership proceeding against Cytyc. Subsequently, each month, Cytyc recorded an accrual for the difference between the quarterly payments to DEKA and the amounts calculated pursuant to the arbitration panel decision. In February 2006, we paid DEKA $11.4 million for Retroactive Royalties, interest on the Retroactive Royalties and a percent of fiscal year 2005 net sales, pursuant to the arbitration panel’s final decision. Prospectively, we will pay DEKA a one percent royalty on applicable net sales of ThinPrep Pap Test disposable components; however, we do not expect this royalty to be material to our future operating results or financial position.

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

Stock-based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R requires all stock-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method and accordingly, prior period amounts have not been restated. In order to determine the fair value of our stock options and employee stock purchase plan shares, we are using the Black-Scholes option pricing model and are applying the multiple-option valuation approach to the stock option valuation. We are recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for options granted following the adoption of SFAS No. 123R. For unvested stock awards outstanding as of January 1, 2006, we will continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

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

The tax benefit related to the $5.7 million and $11.8 million of stock-based compensation expense recorded during the three and six months ended June 30, 2006, respectively, was $1.9 million and $3.9 million, respectively.

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

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in our condensed consolidated statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported within cash flows from financing activities. This requirement could result in a reduction in net operating cash flows and an increase in net financing cash flows in periods after January 1, 2006. However, total cash flows will remain unchanged from what would have been reported under prior accounting rules.

As of June 30, 2006, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $34.6 million. This amount is expected to be recognized over a weighted-average period of 3.3 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

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

Results of Operations

Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	($ in millions)
Domestic Diagnostic Products	$84.1	$77.0	9%	$164.8	$152.0	8%
Domestic Surgical Products (1)	50.0	35.1	42%	94.7	61.0	55%
International (2)	16.3	13.3	23%	31.4	25.8	22%

Total Company	$150.4	$125.4	20%	$290.9	$238.8	22%

(1)	Our operating results for the six months ended June 30, 2005 include the results of Proxima from the date of acquisition (March 7, 2005).
(2)	The international segment includes international sales of our diagnostic products of $14.9 million and $12.7 million during the three months ended June 30, 2006 and 2005, respectively, and $28.9 million and $24.7 million during the six months ended June 30, 2006 and 2005, respectively. This segment also includes international sales of our surgical products of $1.4 million and $0.5 million during the three months ended June 30, 2006 and 2005, respectively, and $2.5 million and $1.1 million during the six months ended June 30, 2006 and 2005, respectively.

Net sales for each segment as a percentage of total consolidated net sales is as follows (dollars in millions) for the six months ended June 30, 2006 and 2005:

Our domestic surgical net sales increased 42% and 55% during the three and six months ended June 30, 2006, respectively, as compared to the same periods of 2005, reflecting growth in unit sales and increased pricing of the NovaSure single-use disposable devices, as well as growth in unit sales of the MammoSite Radiation Therapy single-use disposable devices. Domestic net sales of our NovaSure System represented 85% and 82% of the domestic surgical products segment’s net sales during the three months ended June 30, 2006 and 2005, respectively, and represented 84% and 87% of the domestic surgical products segment’s net sales during the six months ended June 30, 2006 and 2005, respectively. Net sales of the MammoSite System represented 14% and 15% of the domestic surgical products segment’s net sales during the three months ended June 30, 2006 and 2005, respectively, and represented 14% and 11% of the domestic surgical products segment’s net sales during the six months ended June 30, 2006 and 2005, respectively. Our operating results for the six months ended June 30, 2005 include the results of Proxima from the date of acquisition (March 7, 2005).

Our domestic diagnostic net sales increased 9% and 8% during the three and six months ended June 30, 2006, respectively, as compared to the same periods of 2005, due primarily to the continued increased adoption and utilization of the ThinPrep Imaging System across our customer base. During the three and six months ended June 30, 2006, no customer represented 10% or more of our consolidated net sales. Net sales to one customer represented 12% of our consolidated net sales for the three and six months ended June 30, 2005.

Net sales in our international segment, which is comprised of net sales to customers outside the United States of both diagnostic and surgical products, increased 23% and 22% during the three and six months ended June 30, 2006 as compared to the same periods of 2005, primarily reflecting higher unit sales of the ThinPrep Pap Test and the NovaSure single-use disposable devices.

Gross Margin

Our gross margin was 78% and 79% during the three months ended June 30, 2006 and 2005, respectively, and was 78% and 79% during the six months ended June 30, 2006 and 2005, respectively. The gross margin decreased slightly during the three and six months ended June 30, 2006, in part reflecting the inclusion of $0.3 million and $0.7 million, respectively, of stock-based compensation expense within cost of sales. Apart from this impact, gross margin reflected product mix, with increased placements of the ThinPrep Imaging System and growth in international sales of our diagnostic products, both of which generally have lower profit margins than sales of our disposable devices in the United States.

Operating Expenses

Total operating expenses increased to $67.5 million and $131.9 million for the three and six months ended June 30, 2006, respectively, an increase of 27% and 22%, respectively, as compared to $53.2 million and $108.2 million for the same respective periods of 2005. Operating expenses during the three and six months ended June 30, 2006 include $5.4 million and $11.1 million, respectively, of stock-based compensation expense pursuant to the provisions of SFAS No. 123R. As a result of the adoption of SFAS No. 123R on January 1, 2006, as required, we will continue to recognize all stock-based compensation to employees, including grants of employee stock options, in the financial statements based on their fair values. Operating expenses during the six months ended June 30, 2005 include a $7.8 million charge as a result of an arbitration decision (see Note 12 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q). The following is a summary of operating expenses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	($ in millions)
Research and development (includes stock based compensation expense under SFAS No. 123R of $0.8 and $1.6 for the three and six-month periods in 2006)	$10.7	7%	$8.0	6%	$21.0	7%	$14.8	6%
Sales and marketing (includes stock based compensation expense under SFAS No. 123R of $2.5 and $5.2 for the three and six-month periods in 2006)	42.0	28%	33.7	27%	82.1	28%	63.4	27%
General and administrative (includes stock based compensation expense under SFAS No. 123R of $2.1 and $4.2 for the three and six-month periods in 2006)	14.8	10%	11.5	9%	28.8	10%	22.2	9%
Arbitration decision	—	—	—	—	—	—	7.8	3%

Total operating expenses	$67.5	45%	$53.2	42%	$131.9	45%	$108.2	45%

Research and Development

Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System, the NovaSure System and the MammoSite Radiation Therapy System, through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic and surgical devices and therapeutic applications for women’s health. Our research and development costs increased to $10.7 million and $21.0 million for the three and six months ended June 30, 2006, respectively, an increase of 34% and 42%, respectively, as compared to the same periods of 2005, primarily reflecting: (1) $0.8 million and $1.6 million of stock-based compensation expense recorded during the three and six months ended June 30, 2006, respectively, pursuant to SFAS No. 123R; (2) $1.0 million and $2.3 million of incremental non-cash amortization of our developed technology intangible assets during the three and six months ended June 30, 2006 and 2005, respectively, primarily resulting from our acquisitions of Proxima in March 2005 and Novacept in March 2004, which are amortized using the cash flow method; (3) incremental expenses during the six months ended June 30, 2006 supporting the MammoSite Radiation Therapy System, which were included in our operating results for the full first two quarters of 2006 as compared to slightly more than three months during the first two quarters of 2005; and (4) increased engineering costs to continue to improve the NovaSure System and the MammoSite Radiation Therapy System and to develop related technologies to grow our product lines, as well as incremental clinical trial costs in support of the FirstCyte Breast Test.

Sales and Marketing

Sales and marketing costs increased to $42.0 million and $82.1 million for the three and six months ended June 30, 2006, respectively, an increase of 25% and 30%, respectively, as compared to the same periods of 2005, primarily due to incremental sales and marketing costs of our domestic surgical products business. These costs reflect: (1) the expansion of our domestic sales force resulting from the acquisition of Proxima in March 2005; (2) the continued growth in the sales force to support increased sales of our surgical products; (3) customer training costs associated with increased sales of our surgical products to new customers; and (4) marketing costs incurred during the six months ended June 30, 2006 associated with a direct-to-consumer marketing program launched after the first quarter of 2005 for our NovaSure product, as well as with trade shows during the period. These incremental costs were slightly offset by a decrease in costs related to the integration and cross-training of our sales forces, as the majority of these costs were incurred during 2005 following the Proxima acquisition. The higher sales and marketing costs also reflect $2.5 million and $5.2 million of stock-based compensation expense during the three and six months ended June 30, 2006, respectively, pursuant to SFAS No. 123R.

General and Administrative

General and administrative costs increased to $14.8 million and $28.8 million for the three and six months ended June 30, 2006, respectively, an increase of 29% and 30%, respectively, as compared to the same periods of 2005, primarily due to: (1) $2.1 million and $4.2 million of stock-based compensation expense during the three and six months ended June 30, 2006, respectively, pursuant to SFAS No. 123R; (2) increased personnel and facility costs to support the growth of our business; (3) increased efforts to enhance our management information systems; (4) increased costs relating to product liability insurance largely due to the expansion of our business as a result of the Proxima acquisition in March 2005; and (5) legal costs associated with the growth of our intellectual property portfolio, all of which were offset in part by a decrease in costs associated with litigation (see Note 12 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q).

Arbitration Decision

On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against us alleging that we underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”) (see Note 12 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q for details). The dispute concerned the method of calculating royalties on the sale of the single use disposable ThinPrep Pap Test kit. In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision which we appealed. We recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which was in addition to the $1.3 million previously recorded. Subsequently, each month, we recorded an accrual for the difference between the quarterly payments to DEKA and the amounts calculated pursuant to the arbitration panel decision. As a result of a final decision of the United States Court of Appeals for the First Circuit in February 2006, we paid DEKA $11.4 million. Prospectively, we will pay DEKA a one percent royalty on applicable net sales of ThinPrep Pap Test disposable components; however, we do not expect this royalty to be material to our future operating results or financial position.

Other Expense, net

We recorded interest expense of $1.8 million for the three months ended June 30, 2006 and 2005 and $3.6 million for the six months ended June 30, 2006 and 2005, related to our 2.25% convertible notes due 2024, which were issued on March 22, 2004, including amortization of $0.4 million of deferred financing costs for the three months ended June 30, 2006 and 2005 and $0.8 million for the six months ended June 30, 2006 and 2005, associated with the issuance of these notes. Interest income increased to $1.8 million and $3.7 million for the three and six months ended June 30, 2006, respectively, as compared to $0.5 million and $1.4 million for the same periods of 2005, as the average interest rate and the average total balance of our cash, cash equivalents and investment securities were higher during the three and six months ended June 30, 2006 as compared to the same periods of 2005.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2006 and 2005 was 36.5%. We estimate that our effective tax rate for fiscal year 2006 will remain 36.5% as we continue to recognize savings from tax planning initiatives which began in 2003, as well as the American Jobs Creation Act of 2004. We are undergoing various audits on both the Federal and State levels. We expect the majority of these audits to conclude at various dates throughout 2006. Although we believe we have adequate reserves for potential assessments, we recognize liabilities for potential tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that these reserves are greater or less than the amounts paid, we will adjust the reserves and recognize a tax benefit or charge during the period in which we make the determination or, if the adjustments to the reserves relate to deferred tax assets recorded in connection with an acquisition, we will adjust the carrying value of goodwill.

Liquidity and Capital Resources

At June 30, 2006, we had cash, cash equivalents and investment securities totaling $189.8 million. Cash provided by operations was $72.6 million for the six months ended June 30, 2006, a decrease of 13% compared to $83.2 million during the same period of 2005, primarily as a result of our $11.4 million payment to DEKA during the first quarter of 2006 relating to the arbitration panel decision (see Note 12 to our condensed consolidated financial statements). Our net accounts receivable increased 4% to $86.0 million at June 30, 2006 as compared to $82.8 million at December 31, 2005, reflecting an increase in net sales during 2006 as compared to net sales during the second half of 2005, as well as the timing of cash collections. Our Days Sales Outstanding improved from 53 days at December 31, 2005 to 51 days at June 30, 2006. We have had no significant issues of collectibility. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to the estimated number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 10% to $26.5 million at June 30, 2006 as compared to $24.0 million at December 31, 2005, primarily reflecting an increase in inventory to support the growth in net sales in our domestic surgical products business.

Our investing activities used cash of $37.2 million during the six months ended June 30, 2006, primarily related to the March 2006 payment of $21.1 million to the former Proxima shareholders for the contingent earn-out payments relating to incremental sales growth in our breast-related products during 2005 (see Note 2 to our condensed consolidated financial statements). During the six months ended June 30, 2006, we invested $13.5 million in equipment under customer usage agreements, of which $11.5 million represented ThinPrep Imaging System units. We also made $8.6 million of capital expenditures during the six months ended June 30, 2006, related primarily to our investment in manufacturing processes and information systems to support the growth of our business. During the six months ended June 30, 2005, our investing activities used cash of $80.4 million, primarily related to the purchase of Proxima in March 2005, partially offset by proceeds from sales and maturities of investment securities. We paid $163.1 million to purchase Proxima, including $3.1 million of acquisition-related costs, using a combination of cash, cash equivalents and investment securities to fund the purchase. In addition, during the six months ended June 30, 2005, we invested $14.2 million in equipment under customer usage agreements, of which $11.7 million represented ThinPrep Imaging System units, and we made $7.4 million of capital expenditures.

Our financing activities during the six months ended June 30, 2006 used cash of $59.0 million, primarily reflecting our repurchase of $78.6 million of our common stock as part of our stock repurchase program, partially offset by proceeds of $16.8 million and $2.0 million from the exercise of stock options and employee purchases of our common stock under the employee stock purchase plan, respectively. Our financing activities during the six months ended June 30, 2005 used cash of $36.4 million, primarily reflecting our repurchase of $50.1 million of our common stock as part of our repurchase program, partially offset by proceeds of $12.2 million and $1.4 million from the exercise of stock options and employee purchases of our common stock under the employee stock purchase plan, respectively.

Long-Term Debt and Contractual Obligations. As of June 30, 2006, we had no material additions to the contractual cash obligations described in our annual report on Form 10-K for the fiscal year ended December 31, 2005, except as described below:

Credit Agreement— On June 30, 2006, we entered into a five-year Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and a syndicate of four other lenders. The Credit Agreement provides for a $150 million senior unsecured revolving credit facility with the loan proceeds available to be used by us and our subsidiaries to finance working capital needs and for general corporate purposes. Three of our material domestic subsidiaries are guarantors under the Credit Agreement. We have the ability to increase available borrowings under the Credit Agreement by an additional amount of up to $150 million upon satisfaction of certain conditions. These increased borrowings may be provided either by one or more existing lenders upon our obtaining the agreement of such lenders to increase commitments or by new lenders being added to the credit facility.

Amounts under the Credit Agreement may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the Credit Agreement on June 30, 2011. Voluntary prepayments and commitment reductions requested by us under the Credit Agreement are permitted at any time without penalty (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the Credit Agreement bear interest at a floating rate, which will be, at our option, either LIBOR plus an applicable margin (which is subject to adjustment based on financial ratios), or a base rate.

The Credit Agreement requires us to comply with maximum leverage and minimum fixed charge coverage ratios. The Credit Agreement contains affirmative and negative covenants, including limitations on additional debt, liens, certain investments, and acquisitions outside of the healthcare business. The Credit Agreement also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lenders’ commitments terminated.

As of June 30, 2006, we had no balance outstanding under this Credit Agreement.

Lease Commitment— On July 11, 2006, we signed a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be used as an additional manufacturing facility. The term of the lease is for a period of approximately 12 years commencing on October 1, 2006. Future minimum lease payments under this lease are as follows:

Amount
(in thousands)
Remaining six months ending December 31, 2006	$32
Year ending December 31, 2007	588
Year ending December 31, 2008	924
Year ending December 31, 2009	939
Year ending December 31, 2010	982
Thereafter	8,895

$12,360

We expect that our cash and cash equivalents, investment securities and cash flows from operating activities will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments and tax payments. However, from time to time, we review our capital structure and financing arrangements. As a result of these reviews, we may periodically elect to pursue alternatives to our current structure, including the refinancing of our existing debt securities, the issuance of additional debt securities, the expansion of the existing credit facility and the emplacement of an additional credit facility. In addition, if we make future acquisitions, we may be required to seek additional capital.

Recent Accounting Pronouncement

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 are effective on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 on our financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As a result of the arbitration panel’s decision regarding our arbitration proceeding with DEKA (see Note 12 to our condensed consolidated financial statements), we recorded a pre-tax charge in March 2005 in the amount of $7.8 million, which was in addition to the $1.3 million previously recorded. Subsequently, each month, we recorded an accrual for the difference between the quarterly payments to DEKA and the amounts calculated pursuant to the arbitration panel decision. As a result of a final decision of the United States Court of Appeals for the First Circuit in February 2006, we paid DEKA $11.4 million. Prospectively, we will pay DEKA a one percent royalty on applicable net sales of ThinPrep Pap Test disposable components; however, we do not expect this royalty to be material to our future operating results or financial position.

On June 16, 2003, we filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by our ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against us in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. The non-patent claims have been dismissed and the patent cases have since been consolidated into a single action. A hearing occurred on August 2, 2006 in the United States District Court for the District of Massachusetts to hear oral arguments on summary judgment motions. We continue to believe that the claims against us are without merit and intend to vigorously defend this suit. Given the stage and current status of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

We are subject to legal claims and assertions in the ordinary course of business. Except for the matters described in our annual report on Form 10-K for the year ended December 31, 2005 and in our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed with the SEC, we are not aware of any such claims or assertions that could have a material effect on us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2006	1,022,540	$27.16	1,022,540	$149,961,881
May 2006	258,593	25.52	258,593	143,363,355
June 2006	880,657	24.91	880,657	121,422,973

Total	2,161,790	$26.05	2,161,790

We are authorized to repurchase up to $200 million of our common stock through open market purchases or private transactions that will be made from time to time as market conditions allow. The stock repurchase program is authorized to remain in effect until November 15, 2009. Shares repurchased under this program will be held in our treasury. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2006, we repurchased a total of 2,161,790 and 2,926,308 shares, respectively, with an aggregate cost of $56.3 million and $78.6 million, respectively.

The current stock repurchase program was approved by our Board of Directors on November 21, 2005. Prior to this time, we repurchased our common shares under the former stock repurchase program and as of December 31, 2005, we had repurchased 17,469,890 shares under the previous repurchase program, with an aggregate cost of $207.5 million.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 2, 2006 (the “2006 Annual Meeting”), our stockholders took the following actions:

1.	The approval of the following nominees as Class I Directors to the board of directors with the nominees receiving the following votes:

	For	Withheld
Sally W. Crawford	108,018,672	617,371
Patrick J. Sullivan	106,828,573	1,807,470
Wayne Wilson	107,995,853	640,190

Each of the Class I Directors will serve for a three-year term expiring at our annual meeting of stockholders in 2009, or until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2006 Annual Meeting. No other persons were nominated or received votes for election as our directors at the 2006 Annual Meeting.

2.	Our stockholders ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. With respect to such matter, the votes were cast as follows: 108,062,185 shares were voted for the proposal, 546,311 shares were voted against the proposal and 27,547 shares were abstained from voting on the proposal.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(2)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

10.1(8)	Credit Agreement, dated June 30, 2006, between the Company and JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as Lenders.

15 *	Letter on Unaudited Interim Financial Information

31.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed September 20, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
(6)	Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.
(7)	Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.
(8)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: August 7, 2006	By:	/s/ PATRICK J. SULLIVAN
Patrick J. Sullivan
Chief Executive Officer and President

Date: August 7, 2006	By:	/s/ TIMOTHY M. ADAMS
Timothy M. Adams
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(2)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

10.1(8)	Credit Agreement, dated June 30, 2006, between the Company and JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as Lenders.

15 *	Letter on Unaudited Interim Financial Information

31.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed September 20, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
(6)	Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.
(7)	Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.
(8)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006.
*	Filed herewith