Form 10-Q
period 2006-09-30
CYTYC CORP
filed 2006-11-03
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of October 26, 2006 was 112,630,139.

Total Number of Pages: 34

Exhibit index located on page 34

CYTYC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytyc Corporation

250 Campus Drive

Marlborough, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Cytyc Corporation and subsidiaries as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 7 to the condensed consolidated interim financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006, as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

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

November 3, 2006

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,637	$123,468
Investment securities	30,020	97,151
Accounts receivable, net of allowance of $1,753 and $1,592 at September 30, 2006 and December 31, 2005, respectively	93,748	82,833
Inventories, net	26,719	24,033
Deferred tax assets, net	20,717	4,266
Prepaid expenses and other current assets	6,591	5,539

Total current assets	352,432	337,290

Property and equipment, net	143,327	113,610

Intangible assets:
Patents and developed technology, net of accumulated amortization of $20,672 and $13,018 at September 30, 2006 and December 31, 2005, respectively	184,918	192,572
Goodwill	384,991	389,385

Total intangible assets	569,909	581,957

Other assets, net	10,612	7,022

Total assets	$1,076,280	$1,039,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,039	$10,627
Accrued expenses	43,437	74,291
Deferred revenue	6,627	4,265

Total current liabilities	62,103	89,183

Deferred tax liabilities, net	77,967	70,101

Long-term debt and other non-current liabilities	267,342	252,244

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value—Authorized—5,000,000 shares No shares issued or outstanding	—	—
Common stock, $0.01 par value—Authorized—400,000,000 shares Issued— 133,952,437 and 132,743,281 shares in 2006 and 2005, respectively Outstanding— 112,673,225 and 115,273,391 shares in 2006 and 2005, respectively	1,340	1,327
Additional paid-in capital	588,717	545,761
Treasury stock, at cost: 21,279,212 and 17,469,890 shares in 2006 and 2005, respectively	(307,586)	(207,503)
Accumulated other comprehensive income	2,555	2,048
Retained earnings	383,842	286,718

Total stockholders’ equity	668,868	628,351

Total liabilities and stockholders’ equity	$1,076,280	$1,039,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$154,256	$130,824	$445,193	$369,610
Cost of sales (1)	35,083	27,923	97,935	77,956

Gross profit	119,173	102,901	347,258	291,654

Operating expenses:
Research and development (1)	11,408	8,245	32,400	23,002
Sales and marketing (1)	38,792	32,761	120,914	96,152
General and administrative (1)	15,448	11,453	44,282	33,650
Arbitration decision	—	—	—	7,807

Total operating expenses	65,648	52,459	197,596	160,611

Income from operations	53,525	50,442	149,662	131,043
Other expense, net:
Interest income	1,578	596	5,234	2,014
Interest expense	(1,925)	(1,792)	(5,509)	(5,376)
Other	165	(202)	88	(1,588)

Total other expense, net	(182)	(1,398)	(187)	(4,950)

Income before provision for income taxes	53,343	49,044	149,475	126,093
Provision for income taxes (1)	17,263	17,901	52,351	46,024

Net income	$36,080	$31,143	$97,124	$80,069

Net income per common share and potential common share:
Basic	$0.32	$0.28	$0.85	$0.71

Diluted	$0.31	$0.26	$0.81	$0.67

Weighted average common and potential common shares outstanding:
Basic	112,751	112,889	114,187	113,243
Diluted	121,403	124,750	123,893	125,101
___________ (1) Balance includes stock-based compensation under SFAS 123R as follows (see Note 7):
Cost of sales	$319	$—	$1,024	$—
Research and development	744	—	2,391	—
Sales and marketing	2,340	—	7,516	—
General and administrative	1,914	—	6,149	—

Stock-based compensation expense, gross	5,317	—	17,080	—
Effect on income taxes	(1,758)	—	(5,611)	—

Total stock-based compensation expense, net	$3,559	$—	$11,469	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$97,124	$80,069
Adjustments to reconcile net income to net cash provided by operating activities:
Revenue relating to license issued in exchange for preferred stock	(1,933)	—
Stock-based compensation expense pursuant to SFAS No. 123R	17,080	—
Compensation expense related to issuance of stock to directors and executives	395	438
Depreciation and amortization of property and equipment	16,885	12,435
Amortization of intangible assets	7,654	4,447
Amortization of deferred financing costs	1,209	1,157
Provision for doubtful accounts	219	436
Change in deferred income taxes	(8,168)	22,362
Changes in assets and liabilities, excluding effects of acquisition:
Accounts receivable	(10,347)	(7,229)
Inventories	(2,525)	(4,957)
Prepaid expenses and other current assets	(1,002)	(2,044)
Accounts payable	1,403	1,460
Accrued expenses	(4,348)	6,894
Deferred revenue	2,128	1,513
Tax benefit from exercise of stock options and employee stock purchase plan	1,819	9,100

Net cash provided by operating activities	117,593	126,081

Cash flows from investing activities:
Acquisition of Proxima Therapeutics, Inc., net of cash acquired	(21,074)	(161,825)
(Increase) decrease in other assets	(1,239)	133
Increase in equipment under customer usage agreements	(18,733)	(20,345)
Purchases of property and equipment, net	(14,222)	(11,208)
Increase in patents and developed technology	(473)	—
Purchases of investment securities	(112,617)	(3,593)
Proceeds from sales and maturities of investment securities	179,824	111,710

Net cash provided by (used in) investing activities	11,466	(85,128)

Cash flows from financing activities:
Purchase of treasury shares	(100,083)	(50,055)
Proceeds from issuance of shares under employee stock purchase plan	2,029	1,443
Proceeds from exercise of stock options	20,049	35,530
Payments relating to securing line of credit facility	(1,576)	—
Excess tax benefit from exercise of stock options and employee stock purchase plan	1,595	—

Net cash used in financing activities	(77,986)	(13,082)

Effect of exchange rate changes on cash	96	(380)

Net increase in cash and cash equivalents	51,169	27,491
Cash and cash equivalents, beginning of period	123,468	86,277

Cash and cash equivalents, end of period	$174,637	$113,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements of Cytyc Corporation and subsidiaries (the “Company” or “Cytyc”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

As described in Note 7, on January 1, 2006, the Company changed its method of accounting for stock-based compensation, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.

(2) Acquisition Activity

(a) Acquisition of Proxima Therapeutics, Inc.

On March 7, 2005, the Company acquired Proxima Therapeutics, Inc. (“Proxima”), a privately held company located in Alpharetta, Georgia, in a non-taxable transaction (the “Merger”). As a result of the Merger, all of Proxima’s fully-diluted equity immediately prior to the Merger was automatically converted into the right to receive an initial cash payment of approximately $160 million, plus contingent earn-out payments tied to future performance milestones. The contingent earn-out payments are based on incremental sales growth in the breast-related products during 2005 and 2006, are subject to an aggregate cap of $65 million and are recorded as additional goodwill when earned. In March 2006, the Company paid $21.1 million for the contingent earn-out payments relating to incremental sales growth in the breast-related products during 2005, of which $20.9 million was accrued at December 31, 2005. No amount was accrued as of September 30, 2006 for contingent earn-out payments relating to 2006 incremental sales growth as the minimum performance milestone had not yet been reached.

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

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Purchase Price Allocation

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (“Original Amount”) and includes the contingent earn-out payments relating to 2005 performance milestones and subsequent adjustments, for an aggregate purchase price of approximately $184.2 million, including acquisition costs:

	Original Amount	2005 Contingent Earn-out	2006 Adjustments	Amount as of September 30, 2006
	(in thousands)
Current assets	$6,622	$—	$—	$6,622
Property and equipment	379	—	—	379
Patents and developed technology	101,900	—	—	101,900
Goodwill	76,279	20,906	(3,846)	93,339
Other assets	507	—	—	507
Current liabilities	(4,143)	—	114	(4,029)
Long-term liabilities	(587)	—	—	(587)
Net deferred tax liability and valuation allowance—long-term	(17,827)	—	3,900	(13,927)

	$163,130	$20,906	$168	$184,204

As part of the purchase price allocation, all tangible and intangible assets and liabilities were identified and valued. Of the total purchase price, the Company allocated $2.9 million to acquired net tangible assets. The net deferred tax liability of $13.9 million is primarily comprised of $25.4 million of deferred tax assets, net of a $1.0 million valuation allowance, relating to acquired net operating losses and tax credits and deferred tax liabilities of $39.3 million relating to patents and developed technology. The Company determined the fair value of Proxima’s tangible assets and liabilities based on a review of Proxima’s historical and then current financial statements and an understanding of the ongoing nature of the assets and liabilities.

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

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Goodwill

The excess of the purchase price, including contingent earn-out payments relating to 2005 performance milestones, over the fair value of tangible and identifiable intangible net assets was allocated to goodwill, which is non-deductible for tax purposes and totaled $93.3 million. In accordance with SFAS No. 142, this goodwill will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test. As of December 31, 2005, the Company had recorded $97.2 million of goodwill relating to the Proxima acquisition. During 2006, adjustments to goodwill and deferred tax assets of $3.9 million were made primarily as a result of contingent earn-out payments relating to 2005 performance milestones and the finalization of net operating loss carryforwards.

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

Pro forma results for the three and nine months ended September 30, 2005 were as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)
Net sales	$130,824	$373,805
Net income	$31,101	$76,722

Net income per common share:
Basic	$0.28	$0.68

Diluted	$0.26	$0.64

(3) Amortization of Intangible Assets

Amortization expense related to identifiable intangible assets that will continue to be amortized in the future, which consists of the Company’s acquired patents and developed technology, was approximately $2.7 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $7.6 million and $4.4 million for the nine months ended September 30, 2006 and 2005, respectively (see Note 10 for amortization expense by operating segment). Amortization expense related to identifiable intangible assets, which is an estimate for each future year and subject to change, is as follows:

Amount
(in thousands)
Remaining three months ending December 31, 2006	$3,242
Year ending December 31, 2007	14,539
Year ending December 31, 2008	17,326
Year ending December 31, 2009	19,607
Year ending December 31, 2010	19,194
Thereafter	111,010

Total	$184,918

(4) Investment Securities

Investment securities at September 30, 2006 and December 31, 2005 consist of auction rate securities (“ARS”) and municipal bonds, all of which are classified as available-for-sale. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value. The Company would have the ability and intent to hold securities should fair value be less than cost.

At September 30, 2006, investment securities consisted entirely of $30.0 million of ARS and at December 31, 2005 included $65.1 million of ARS. Although the ARS generally have original maturities in excess of one year from date of purchase, the underlying interest rates on these securities typically reset within one month. Therefore, these ARS are priced and subsequently traded as investment securities because of remarketing and the interest rate reset feature.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

At September 30, 2006 and December 31, 2005, the cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2006
Auction rate securities (average interest rate reset of 0.3 months)	$30,020	$—	$—	$30,020

December 31, 2005
Auction rate securities (average interest rate reset of 0.6 months)	$65,075	$—	$—	$65,075
Municipal bonds (average maturity of 5.2 months)	32,152	—	(76)	32,076

	$97,227	$—	$(76)	$97,151

A significant portion of the Company’s investment portfolio was converted into cash and cash equivalents during the third quarter of 2006 in consideration of the Company’s tender offer for Vision Systems Limited (see Note 14 for discussion of this subsequent event).

(5) Other Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets at September 30, 2006 and December 31, 2005 consisted of:

	September 30, 2006	December 31, 2005
	(in thousands)
Inventories, net
Raw material	$9,391	$9,000
Work-in-process	2,910	3,436
Finished goods	14,418	11,597

	$26,719	$24,033

Property and Equipment
Property and equipment	$128,899	$101,604
Equipment under customer usage agreements	86,075	66,832

	214,974	168,436
Less—accumulated depreciation and amortization	71,647	54,826

	$143,327	$113,610

Accrued Expenses
Accrued compensation	$19,649	$20,999
Accrued acquisition (Proxima earn-out)	—	20,906
Accrued taxes	11,047	8,860
Other accruals	12,741	23,526

	$43,437	$74,291

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. Product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Balance, beginning of year	$426	$397
New warranties	400	204
Payments	(281)	(378)
Adjustments	(164)	(27)

Balance, September 30	$381	$196

(6) Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and convertible debt. Potential common shares for outstanding stock options are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. The treasury stock method is affected by the amount of stock-based compensation attributable to future services and therefore not yet recognized. The Company’s adoption of SFAS No. 123R on January 1, 2006 resulted in an increase in unrecognized stock-based compensation expense relating to unvested employee stock awards, which reduced the dilutive effect of assumed exercises of stock options for the three and nine months ended September 30, 2006 by approximately 2.2 million and 1.8 million shares, respectively.

The following table provides a reconciliation of the net income and weighted average common shares used in calculating basic and diluted net income per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net income, as reported, for basic earnings per share	$36,080	$31,143	$97,124	$80,069
Interest expense on convertible debt, net of tax	1,138	1,138	3,414	3,414

Net income, as adjusted, for diluted earnings per share	$37,218	$32,281	$100,538	$83,483

Denominator:
Basic weighted average common shares outstanding	112,751	112,889	114,187	113,243
Dilutive effect of assumed exercise of stock options	226	3,435	1,280	3,432
Dilutive effect of assumed conversion of convertible debt	8,426	8,426	8,426	8,426

Weighted average common shares outstanding assuming dilution	121,403	124,750	123,893	125,101

Basic net income per common share	$0.32	$0.28	$0.85	$0.71

Diluted net income per common and potential common share	$0.31	$0.26	$0.81	$0.67

Diluted weighted average common shares outstanding for the three months ended September 30, 2006 and 2005 excluded 7,455,131 and 2,462,729 potential common shares, respectively, from stock options outstanding and diluted weighted average common shares outstanding for the nine months ended September 30, 2006 and 2005 excluded 3,974,548 and 5,349,054 potential common shares respectively, from stock options outstanding, because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The NASDAQ National Market during the periods mentioned and, accordingly, their effect would be anti-dilutive.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(7) Stock-Based Compensation and Stock Incentive Plans

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

The tax benefit related to the $5.3 million and $17.1 million of stock-based compensation expense recorded during the three and nine months ended September 30, 2006, respectively, was $1.7 million and $5.6 million, respectively.

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method, pursuant to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, stock-based compensation expense was measured as the difference between the option’s exercise price and the market price of the Company’s common stock on the date of grant. Historically, under this method, the Company had no stock-based compensation from options granted to employees because stock options are granted at the market price of the common stock on the date of grant.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Had the Company accounted for stock awards pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, net income and net income per share would have been as follows for the three months and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)
Net income as reported	$31,143	$80,069
Assumed stock-based compensation cost, net of tax	6,868	19,573

Pro forma net income	$24,275	$60,496

Net income per common share:
Basic — as reported	$0.28	$0.71

Basic — pro forma	$0.22	$0.53

Diluted — as reported	$0.26	$0.67

Diluted — pro forma	$0.20	$0.51

The underlying assumptions used in the Black-Scholes model were as follows for options granted during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.9%	4.0%	4.7%	3.7%
Expected dividend yield	—	—	—	—
Expected lives (in years)	3.5	3.5	3.5	3.5
Expected volatility	30%	51%	32%	57%

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

As of September 30, 2006, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $32.6 million. This amount is expected to be recognized over a weighted-average period of 3.2 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

(b) Stock Incentive Plans

The Cytyc Corporation 2004 Omnibus Stock Plan (the “2004 Omnibus Plan”), which is the Company’s primary plan for grants of equity, provides for the issuance of up to 12,250,000 shares of the Company’s common stock, no more than 8,200,000 of which shares may be issued as awards other than stock options or stock appreciation rights. The 2004 Omnibus Plan provides for grants of various incentives, including stock options and other stock-based awards. At September 30, 2006, 4,892,325 shares were available for future grant under the 2004 Omnibus Plan. Prior to the approval of the 2004 Omnibus Plan, the Company had various employee and director equity compensation plans, including the 1998 Stock Plan, the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan and the 2001 Non-Employee Director Stock Option Plan. These plans were terminated with the adoption of the 2004 Omnibus Plan and no further awards may be issued under these plans.

The following table summarizes options outstanding, by stock plan, as of September 30, 2006:

2004 Omnibus Plan	7,235,873
1995 Stock Plan	9,868,560
1998 Stock Plan	5,307
1995 Non-Employee Director Stock Option Plan	180,000
2001 Non-Employee Director Stock Option Plan	908,000

18,197,740

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The following schedule summarizes the activity under the Company’s stock plans during the nine months ended September 30, 2006:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price per share
Outstanding, December 31, 2005	16,710,904	$ 0.44 — $ 28.45	$19.20
Granted	3,533,227	22.96 — 30.11	27.52
Exercised	(1,111,102)	2.69 — 28.45	17.46
Canceled	(935,289)	8.00 — 30.11	22.05

Outstanding, September 30, 2006	18,197,740	$ 0.44 — $ 30.11	$20.78

Exercisable, September 30, 2006	9,868,805	$ 0.44 — $ 28.45	$19.04

Exercisable, December 31, 2005	9,206,763	$ 0.44 — $ 28.45	$18.70

The weighted average fair value per share of options granted during the three months ended September 30, 2006 and 2005 was $7.00 and $9.90, respectively, and for the nine months ended September 30, 2006 and 2005 was $8.18 and $10.50, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $1.8 million and $15.4 million, respectively, and for the nine months ended September 30, 2006 and 2005 was $12.0 million and $25.9 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock on date of exercise and the exercise price per share.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per share
$0.44 – $11.29	2,103,834	3.00	$9.17	1,671,424	$8.77
11.36 – 12.52	182,950	5.11	12.07	147,463	12.09
12.60 – 12.65	1,821,157	3.14	12.65	761,702	12.65
12.71 – 20.00	1,965,321	5.77	16.64	1,437,545	16.41
20.02 – 21.90	1,979,070	5.06	21.13	1,518,048	20.96
21.92 – 23.48	1,847,327	5.84	22.67	1,060,848	22.32
23.51 – 24.31	1,952,385	6.10	24.13	687,992	24.07
24.38 – 25.90	1,958,097	6.62	24.79	1,359,096	24.64
25.92 – 28.00	1,826,499	4.21	26.69	1,204,945	26.66
28.10 – 30.11	2,561,100	5.83	28.43	19,742	28.34

$0.44 – $30.11	18,197,740	5.09	$20.78	9,868,805	$19.04

The aggregate intrinsic value of dilutive options outstanding and options exercisable as of September 30, 2006 was $82.1 million and $56.6 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock as of September 30, 2006 and the exercise price per share. The market value as of September 30, 2006 was $24.48 per share as quoted on The NASDAQ National Market.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(8) Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$36,080	$31,143	$97,124	$80,069
Other comprehensive income, net of tax:
Unrealized gains on investment securities	10	29	48	72
Foreign currency translation adjustments	(137)	(12)	459	(923)

Comprehensive income	$35,953	$31,160	$97,631	$79,218

(9) Stock Repurchase Program

Under the current stock repurchase program, the Company is authorized to repurchase up to $200 million of its common stock through open market purchases or private transactions that will be made from time to time as market conditions allow. The stock repurchase program is expected to be in effect for a maximum of four years. Shares repurchased under this program will be held in the Company’s treasury. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the three and nine months ended September 30, 2006, the Company repurchased 883,014 and 3,809,322 shares, respectively, with an aggregate cost of $21.5 million and $100.1 million (including $0.1 million in commissions), respectively. As of September 30, 2006, 21,279,212 shares with an aggregate cost of $307.6 million are held in treasury.

(10) Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed for each reportable operating segment of an enterprise, as defined. Prior to the fourth quarter of fiscal year 2005, the Company operated its business in two segments, worldwide diagnostic products and worldwide surgical products. In the fourth quarter of fiscal year 2005, the Company modified its management structure to establish an international division, managed by a divisional president, as a result of the growth in international operations and began to operate in three reportable segments: domestic diagnostic products, domestic surgical products and international. During the third quarter of 2006, the Company established the domestic diagnostic products and domestic surgical products divisions, each managed by a divisional president. Financial information for the three segments is included below for all periods presented and each segment is described as follows:

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

The Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the operating team of each segment on their ability to generate net sales and gross profit. Selling, general and administrative functions, as well as the treasury function, are administered on a global basis and therefore these expenses are recorded where disbursed. As such, the Company does not allocate these expenses across its three segments.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The Company’s operating results, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net sales:
Domestic diagnostic products	$84,038	$78,546	$248,821	$230,555
Domestic surgical products	52,956	39,890	147,684	100,850
International	17,262	12,388	48,688	38,205

Total net sales	$154,256	$130,824	$445,193	$369,610

Gross profit and net income:
Domestic diagnostic products	$63,764	$61,068	$191,635	$181,090
Domestic surgical products	44,351	33,890	123,600	83,685
International	11,058	7,943	32,023	26,879

Total gross profit	119,173	102,901	347,258	291,654
Corporate expenses	83,093	71,758	250,134	211,585

Net income	$36,080	$31,143	$97,124	$80,069

SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and significant customers. During the three and nine months ended September 30, 2006 and 2005, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	89%	90%	89%	90%
International	11%	10%	11%	10%

	100%	100%	100%	100%

During the three and nine months ended September 30, 2006 and the three months ended September 30, 2005, no customer represented 10% or more of consolidated net sales. During the nine months ended September 30, 2005, net sales to one customer within the Company’s domestic diagnostic products business represented 11% of consolidated net sales.

The Company operates manufacturing facilities in the United States and Costa Rica and has several offices, primarily for sales and distribution, throughout the world. Property and equipment is primarily located within the domestic diagnostic products segment in the United States.

The following table summarizes the Company’s intangible assets, by segment:

	Patents and Developed Technology, net	Goodwill	Total Intangible Assets
	(in thousands)
September 30, 2006
Domestic diagnostic products	$12,179	$85,817	$97,996
Domestic surgical products	148,348	260,170	408,518
International	24,391	39,004	63,395

	$184,918	$384,991	$569,909

December 31, 2005
Domestic diagnostic products	$13,263	$85,817	$99,080
Domestic surgical products	154,194	263,948	418,142
International	25,115	39,620	64,735

	$192,572	$389,385	$581,957

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Amortization expense related to identifiable intangible assets that will continue to be amortized during the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Domestic diagnostic products	$361	$368	$1,084	1,103
Domestic surgical products	2,109	1,465	5,846	3,344
International	280	—	724	—

	$2,750	$1,833	$7,654	$4,447

(11) Commitments and Contingencies

Commitments:

Earn-out Payments— Part of the purchase price for Proxima includes contingent earn-out payments tied to future performance milestones (see Note 2).

Credit Agreement— On June 30, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and a syndicate of four other lenders. The Credit Agreement provided for a $150 million senior unsecured revolving credit facility. On October 6, 2006, the Company and its related lenders amended the Credit Agreement in order to, among other items, increase the committed amount of the revolving credit facility to $345 million, include one additional lender into the syndicate of lenders, and name SunTrust Bank as the new Administrative Agent. The Company may request an increase in available borrowings under the Credit Agreement by an additional amount of up to $155 million (for a maximum amount of $500 million) upon satisfaction of certain conditions. These increased borrowings may be provided either by one or more existing lenders, upon the Company obtaining the agreement of such lender(s) to increase commitments or by new lenders being added to the credit facility. The loan proceeds are available to be used by the Company and its subsidiaries to finance working capital needs and for general corporate purposes, including certain permitted business acquisitions. Four of the Company’s wholly-owned subsidiaries are guarantors under the Credit Agreement.

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

As of September 30, 2006, the Company had no balance outstanding under this Credit Agreement.

Bridge Loan Agreement— In addition to the Credit Agreement entered into on June 30, 2006, in September 2006 the Company entered into a bridge loan agreement with a financial institution for an amount of up to $150 million to be used solely for the acquisition of shares of Vision Systems Limited (see Note 14). No amounts have been borrowed under this arrangement.

Lease Commitment— On July 11, 2006, the Company signed a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be principally used as an additional manufacturing facility. As part of the lease agreement, the lessor agreed to allow the Company to make significant renovations to the facility to prepare the facility for the Company’s manufacturing needs. The Company is responsible for a significant amount of the construction costs and therefore was deemed under GAAP to be the owner of the building during the construction period, in accordance with Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction. During the three months ended September 30, 2006, the Company recorded the fair market value of the facility of $13.2 million within property and equipment on its condensed consolidated balance sheet, with an offsetting increase to current and non-current liabilities. The Company plans to begin occupying the facility during the first quarter of 2007. As of September 30, 2006, significant construction had not yet occurred. During the construction period, the Company will capitalize the interest expense related to the lease obligation and amounts to be paid for construction will be recorded as construction in progress until construction is complete.

At the completion of the construction period, the Company will review the lease for potential sale-leaseback treatment in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13,

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. However, based on its preliminary analysis, the Company determined that the lease will not qualify for sale-leaseback treatment. Therefore, the building, improvements and associated liabilities will remain on the Company’s financial statements throughout the lease term. The building and tenant improvements will be depreciated on a straight line basis over their estimated useful lives.

The term of the lease is for a period of approximately 12 years commencing on October 1, 2006.

Future minimum lease payments under this lease are as follows:

Amount
(in thousands)
Remaining three months ending December 31, 2006	$32
Year ending December 31, 2007	588
Year ending December 31, 2008	924
Year ending December 31, 2009	939
Year ending December 31, 2010	982
Thereafter	8,895

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

(12) Income Taxes

During the three months ended September 30, 2006, the Company completed tax audits that resulted in the recognition of a tax benefit of approximately $2 million, which resulted in a decrease of the Company’s effective tax rate for the three and nine months ended September 30, 2006. The Company’s effective tax rate for the three and nine months ended September 30, 2006 was 32.4% and 35.0%, respectively, and for the three and nine months ended September 30, 2005 was 36.5%.

(13) Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 are effective on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the impact of adopting FIN No. 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SFAS No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe SAB No. 108 will have any impact on its financial statements.

(14) Subsequent Events

In October 2006, the Company began acquiring shares of Vision Systems Limited (“Vision”), an Australia-based, worldwide developer and manufacturer of instruments and reagents for anatomical pathology, pursuant to a cash tender offer at a per share purchase price of 3.25 Australian dollars (approximately US$2.45). As of November 3, 2006, the Company had acquired approximately 25 million shares of Vision for a total cost of approximately US$61 million. Such investment represents ownership of approximately 12% of Vision’s fully diluted shares. In October 2006, another company announced its intent to offer Vision shareholders a price of 3.75 Australian dollars per share; however, Cytyc has announced its intent to maintain its offer price. Therefore, Cytyc’s current offer of 3.25 Australian dollars remains open for Vision shareholders to accept. The Company is considering its alternatives relating to this investment. Should the Company be successful in acquiring 100% of outstanding Vision shares, the total consideration would be approximately US$520 million.

On October 25, 2006, the Company acquired Helica Instruments Limited (“Helica”), net of certain assets. This acquisition included the Helica Thermal Coagulator (“HTC”) System, and all related intellectual property, developed and manufactured by Helica, a privately held company based in Edinburgh, Scotland. The HTC System is used by obstetricians and gynecologists for the treatment of endometriosis. The Company intends to develop a second-generation product for worldwide product launch estimated to occur in 2008. Under the terms of the agreement, the Company made an up-front cash payment of $1 million to Helica. Within two years or upon commercialization by the Company of the second-generation product, the Company will pay Helica an additional $2 million (“Commercialization Milestone Payment”). After making the Commercialization Milestone Payment, the Company will make contingent earn-out payments tied to future performance milestones. The contingent earn-out payments are based on sales of the second-generation product for the two year period following the Commercialization Milestone Payment. Total consideration under the agreement will not exceed $9 million.

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

Overview

Cytyc Corporation is a diversified cancer and women’s health company that designs, develops, manufactures, and markets innovative and clinically effective products. Our products cover a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer, breast cancer risk assessment and radiation treatment of patients with malignant brain tumors. We operate our business in three segments: domestic diagnostic products, domestic surgical products and international. Our domestic diagnostics products segment develops and markets the ThinPrep® System in the United States primarily for use in cytology testing applications focused on women’s health, such as cervical cancer screening. Our domestic surgical products segment manufactures the NovaSure® System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding, the MammoSite® Radiation Therapy System, a device for the treatment of breast cancer that positions radiation sources directly into the post-lumpectomy site to optimize radiation treatment delivery while minimizing damage to healthy tissue, and the GliaSite® Radiation Therapy System for the treatment of malignant brain tumors. The domestic surgical products segment markets these products in the United States. Our international segment markets our diagnostic and surgical products outside of the United States.

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

We assess the impairment of long-lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of long-lived assets, intangible assets or goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. We are required to perform an impairment review for goodwill on an annual basis, or earlier if indicators of potential impairment exist. Based on our impairment review during 2006, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment was recorded. At September 30, 2006, we had $569.9 million of net intangible assets, of which $385.0 million represented goodwill. An impairment of our intangible assets could result in a material, non-cash expense in our consolidated statement of income.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We are undergoing various audits on the state level. We expect these audits to conclude at various dates throughout 2006 and 2007. Although we believe we have adequate reserves for potential assessments, we recognize liabilities for potential tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that these reserves are greater or less than the amounts paid, we will adjust the reserves and recognize a tax benefit or charge during the period in which we make the determination or, if the adjustments to the reserves relate to deferred tax assets recorded in connection with an acquisition, we will adjust the carrying value of goodwill. During the three months ended September 30, 2006 we completed tax audits that resulted in the recognition of a tax benefit of approximately $2 million.

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

We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our significant legal proceedings are discussed in Note 11 to our condensed consolidated financial statements and in Part II, Item 1. “Legal Proceedings” of this Form 10-Q, as well as in our annual report on Form 10-K for the year ended December 31, 2005.

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

The tax benefit related to the $5.3 million and $17.1 million of stock-based compensation expense recorded during the three and nine months ended September 30, 2006, respectively, was $1.7 million and $5.6 million, respectively.

As of September 30, 2006, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $32.6 million. This amount is expected to be recognized over a weighted-average period of 3.2 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

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

Results of Operations

Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in millions)
Domestic Diagnostic Products	$84.0	$78.5	7%	$248.8	$230.6	8%
Domestic Surgical Products (1)	53.0	39.9	33%	147.7	100.8	46%
International (2)	17.3	12.4	39%	48.7	38.2	27%

Total Company	$154.3	$130.8	18%	$445.2	$369.6	20%

(1)	Our operating results for the nine months ended September 30, 2005 include the results of Proxima from the date of acquisition (March 7, 2005).
(2)	The international segment includes international sales of our diagnostic products of $15.7 million and $11.8 million during the three months ended September 30, 2006 and 2005, respectively, and $44.6 million and $36.4 million during the nine months ended September 30, 2006 and 2005, respectively. This segment also includes international sales of our surgical products of $1.6 million and $0.6 million during the three months ended September 30, 2006 and 2005, respectively, and $4.1 million and $1.7 million during the nine months ended September 30, 2006 and 2005, respectively.

Net sales for each segment as a percentage of total consolidated net sales is as follows (dollars in millions) for the nine months ended September 30, 2006 and 2005:

Our domestic surgical net sales increased 33% and 46% during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005, primarily reflecting growth in unit sales and increased average sales price of single-use disposable devices of both the NovaSure System and MammoSite Radiation Therapy System. Domestic net sales of our NovaSure System represented 85% and 84% of the domestic surgical products segment’s net sales during the three months ended September 30, 2006 and 2005, respectively, and represented 84% and 86% of the domestic surgical products segment’s net sales during the nine months ended September 30, 2006 and 2005, respectively. Net sales of the MammoSite Radiation Therapy System represented 14% of the domestic surgical products segment’s net sales during the three months ended September 30, 2006 and 2005 and represented 14% and 12% of the domestic surgical products segment’s net sales during the nine months ended September 30, 2006 and 2005, respectively. Our operating results for the nine months ended September 30, 2005 include the results of Proxima from the date of acquisition (March 7, 2005).

Our domestic diagnostic net sales increased 7% and 8% during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005, due primarily to the continued increase in adoption and utilization of the ThinPrep Imaging System across our customer base.

Net sales in our international segment, which is comprised of net sales to customers outside the United States of both diagnostic and surgical products, increased 39% and 27% during the three and nine months ended September 30, 2006 as compared to the same periods of 2005, primarily reflecting higher unit sales of the ThinPrep Pap Test and the NovaSure single-use disposable devices.

During the three and nine months ended September 30, 2006 and the three months ended September 30, 2005, no customer represented 10% or more of our consolidated net sales. Net sales to one customer within our domestic diagnostic division represented 11% of our consolidated net sales for the nine months ended September 30, 2005.

Gross Margin

Our gross margin was 77% and 78% during the three and nine months ended September 30, 2006, respectively, and was 79% during both the three and nine months ended September 30, 2005. The gross margin decreased during the three and nine months ended September 30, 2006, in part reflecting the inclusion of $0.3 million and $1.0 million, respectively, of stock-based compensation expense within cost of sales. Apart from this impact, gross margin reflected product mix, with increased placements of the ThinPrep Imaging System and growth in international sales of our diagnostic products, both of which generally have lower profit margins than sales of our disposable devices in the United States. Gross margin also reflected timing of production volume in our surgical products division during the three and nine months ended September 30, 2006 as compared to the same periods of 2005.

Operating Expenses

Total operating expenses increased to $65.7 million and $197.6 million for the three and nine months ended September 30, 2006, respectively, an increase of 25% and 23%, respectively, as compared to $52.5 million and $160.6 million for the same respective periods of 2005. Operating expenses during the three and nine months ended September 30, 2006 include $5.0 million and $16.1 million, respectively, of stock-based compensation expense pursuant to the provisions of SFAS No. 123R. As a result of the adoption of SFAS No. 123R on January 1, 2006, as required, we began to recognize all stock-based compensation to employees, including grants of employee stock options, in the financial statements based on their fair values. Operating expenses during the nine months ended September 30, 2005 include a $7.8 million charge as a result of an arbitration decision (see Note 11 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q). The following is a summary of operating expenses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	($ in millions)
Research and development (includes stock based compensation expense under SFAS No. 123R of $0.8 million and $2.4 million for the three and nine-month periods in 2006)	$11.4	7%	$8.2	6%	$32.4	7%	$23.0	6%
Sales and marketing (includes stock based compensation expense under SFAS No. 123R of $2.3 million and $7.5 million for the three and nine-month periods in 2006)	38.8	25%	32.8	25%	120.9	27%	96.2	26%
General and administrative (includes stock based compensation expense under SFAS No. 123R of $1.9 million and $6.2 million for the three and nine-month periods in 2006)	15.5	10%	11.5	9%	44.3	10%	33.6	9%
Arbitration decision	—	—	—	—	—	—	7.8	2%

Total operating expenses	$65.7	42%	$52.5	40%	$197.6	44%	$160.6	43%

Research and Development

Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System, the NovaSure System and the MammoSite Radiation Therapy System, through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic and surgical devices and therapeutic applications for women’s health. Our research and development costs increased to $11.4 million and $32.4 million for the three and nine months ended September 30, 2006, respectively, an increase of 38% and 41%, respectively, as compared to the same periods of 2005, primarily reflecting: (1) $0.8 million and $2.4 million of stock-based compensation expense recorded during the three and nine months ended September 30, 2006, respectively, pursuant to SFAS No. 123R; (2) $0.9 million and $3.2 million of incremental non-cash amortization of our developed technology intangible assets during the three and nine months ended September 30, 2006 and 2005, respectively, primarily resulting from our acquisitions of Proxima in March 2005 and Novacept in March 2004, which are amortized using the cash flow method; (3) incremental expenses during the nine months ended September 30, 2006 supporting the MammoSite Radiation Therapy System, which were included in our operating results for the full first three quarters of 2006 as compared to slightly more than six months during the first three quarters of 2005; and (4) increased engineering costs to continue to improve the NovaSure System and the MammoSite Radiation Therapy System and to develop related technologies to grow our product lines, as well as incremental clinical trial costs in support of the FirstCyte Breast Test.

Sales and Marketing

Sales and marketing costs increased to $38.8 million and $120.9 million for the three and nine months ended September 30, 2006, respectively, an increase of 18% and 26%, respectively, as compared to the same periods of 2005, primarily due to incremental sales and marketing costs of our domestic surgical products business. These costs reflect: (1) the expansion of our domestic sales force resulting from the acquisition of Proxima in March 2005; (2) the continued growth in the sales force to support increased sales of our surgical products; (3) customer training costs associated with increased sales of our surgical products to new customers; and (4) marketing costs incurred during the nine months ended September 30, 2006 associated with a direct-to-consumer marketing program launched after the first quarter of 2005 for our NovaSure product, as well as with trade shows during the period. These incremental costs were slightly offset by a decrease in costs related to the integration and cross-training of our sales forces, as the majority of these costs were incurred during 2005 following the Proxima acquisition. The higher sales and marketing costs also reflect $2.3 million and $7.5 million of stock-based compensation expense during the three and nine months ended September 30, 2006, respectively, pursuant to SFAS No. 123R.

General and Administrative

General and administrative costs increased to $15.5 million and $44.3 million for the three and nine months ended September 30, 2006, respectively, an increase of 35% and 32%, respectively, as compared to the same periods of 2005, primarily due to: (1) $1.9 million and $6.2 million of stock-based compensation expense during the three and nine months ended September 30, 2006, respectively, pursuant to SFAS No. 123R; (2) increased personnel and facility costs to support the growth of our business; (3) increased efforts to enhance our management information systems; (4) increased costs during the nine months ended September 30, 2006 relating to product liability insurance largely due to the expansion of our business as a result of the Proxima acquisition in March 2005; and (5) legal costs during the nine months ended September 30, 2006 associated with the growth of our intellectual property portfolio, all of which were offset in part by a decrease in costs associated with litigation (see Note 11 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q).

Arbitration Decision

On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against us alleging that we underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”) (see Note 11 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Form 10-Q for details). The dispute concerned the method of calculating royalties on the sale of the single use disposable ThinPrep Pap Test kit. In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision which we appealed. We recorded a pre-tax charge in the three months ended March 31, 2005 in the amount of $7.8 million, which was in addition to the $1.3 million previously recorded. Subsequently, each month, we recorded an accrual for the difference between the quarterly payments to DEKA and the amounts calculated pursuant to the arbitration panel decision. As a result of a final decision of the United States Court of Appeals for the First Circuit in February 2006, we paid DEKA $11.4 million. Prospectively, we will pay DEKA a one percent royalty on applicable net sales of ThinPrep Pap Test disposable components; however, we do not expect this royalty to be material to our future operating results or financial position.

Other Expense, net

We recorded interest expense of $1.9 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and $5.5 million and $5.4 million for the nine months ended September 30, 2006 and 2005, respectively, related primarily to our 2.25% convertible notes due 2024, which were issued on March 22, 2004, including amortization of $0.4 million of deferred financing costs for the three months ended September 30, 2006 and 2005 and $1.2 million for the nine months ended September 30, 2006 and 2005, associated with the issuance of these notes. Interest income increased to $1.6 million and $5.2 million for the three and nine months ended September 30, 2006, respectively, as compared to $0.6 million and $2.0 million for the same periods of 2005, as the average interest rate and the average total balance of our cash, cash equivalents and investment securities were higher during the three and nine months ended September 30, 2006 as compared to the same periods of 2005.

Income Taxes

During the three months ended September 30, 2006, we completed tax audits that resulted in the recognition of a tax benefit of approximately $2 million, which resulted in a decrease of our effective tax rate for the three and nine months ended September 30, 2006. Our effective tax rate for the three and nine months ended September 30, 2006 was 32.4% and 35.0%, respectively, and for the three and nine months ended September 30, 2005 was 36.5%. We estimate that our effective tax rate for fiscal year 2006 will be 35.5%. We are undergoing various audits on the state level and we expect these audits to conclude at various dates throughout 2006 and 2007. Although we believe we have adequate reserves for potential assessments, we recognize liabilities for potential tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that these reserves are greater or less than the amounts paid, we will adjust the reserves and recognize a tax benefit or charge during the period in which we make the determination or, if the adjustments to the reserves relate to deferred tax assets recorded in connection with an acquisition, we will adjust the carrying value of goodwill.

Liquidity and Capital Resources

At September 30, 2006, we had cash, cash equivalents and investment securities totaling $204.7 million. Cash provided by operations was $117.6 million for the nine months ended September 30, 2006, a decrease of 7% compared to $126.1 million during the same period of 2005, primarily as a result of our $11.4 million payment to DEKA during the first quarter of 2006 relating to the arbitration panel decision (see Note 11 to our condensed consolidated financial statements). Our net accounts receivable increased 13% to $93.7 million at September 30, 2006 as compared to $82.8 million at December 31, 2005, reflecting an increase in net sales during 2006 as compared to net sales during the second half of 2005, as well as the timing of cash collections. Our Days Sales Outstanding was 53 days at both September 30, 2006 and December 31, 2005. We have had no significant issues of collectibility. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to the estimated number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 11% to $26.7 million at September 30, 2006 as compared to $24.0 million at December 31, 2005, primarily reflecting an increase in inventory to support the growth in net sales in our domestic surgical products business.

Our investing activities provided cash of $11.5 million during the nine months ended September 30, 2006, as a result of net proceeds of $67.2 million from the liquidation of our available-for-sale securities, the proceeds from which were held in cash and cash equivalents as of September 30, 2006, in consideration of our subsequent acquisition of approximately 25 million shares of Vision Systems Limited. We are considering our alternatives relating to this investment. Should we be successful in acquiring 100% of outstanding Vision shares, the total consideration would be approximately $520 million (see Note 14 to our condensed consolidated financial statements). This increase in cash resulting from the liquidation of our available-for-sale securities was partially offset by the March 2006 payment of $21.1 million to the former Proxima shareholders for the contingent earn-out payments relating to incremental sales growth in our breast-related products during 2005 (see Note 2 to our condensed consolidated financial statements). In addition, during the nine months ended September 30, 2006, we invested $18.7 million in equipment under customer usage agreements, of which $15.7 million represented ThinPrep Imaging System units. We also made $14.2 million of capital expenditures during the nine months ended September 30, 2006, related primarily to our investment in manufacturing processes and information systems to support the growth of our business.

During the nine months ended September 30, 2005, our investing activities used cash of $85.1 million, primarily related to the purchase of Proxima in March 2005, partially offset by proceeds from sales and maturities of investment securities. We paid $163.1 million to purchase Proxima, including $3.1 million of acquisition-related costs, using a combination of cash, cash equivalents and investment securities to fund the purchase. In addition, during the nine months ended September 30, 2005, we invested $20.3 million in equipment under customer usage agreements, of which $16.8 million represented ThinPrep Imaging System units, and we made $11.2 million of capital expenditures.

Our financing activities during the nine months ended September 30, 2006 used cash of $78.0 million, primarily reflecting our repurchase of $100.1 million of our common stock, including $0.1 million in commissions, as part of our stock repurchase program, partially offset by proceeds of $20.0 million and $2.0 million from the exercise of stock options and employee purchases of our common stock under the employee stock purchase plan, respectively. Our financing activities during the nine months ended September 30, 2005 used cash of $13.1 million, primarily reflecting our repurchase of $50.1 million of our common stock as part of our repurchase program, partially offset by proceeds of $35.5 million and $1.4 million from the exercise of stock options and employee purchases of our common stock under the employee stock purchase plan, respectively.

Long-Term Debt and Contractual Obligations. As of September 30, 2006, we had no material additions to the contractual cash obligations described in our annual report on Form 10-K for the fiscal year ended December 31, 2005, except as described below:

Proxima Earn-out Payments— Part of the purchase price for Proxima includes contingent earn-out payments tied to future performance milestones. These contingent earn-out payments are based on incremental sales growth in the breast-related products during 2005 and 2006, are subject to an aggregate cap of $65 million and are recorded as additional goodwill when earned. In March 2006, we paid $21.1 million for the contingent earn-out payments relating to incremental sales growth in the breast-related products during 2005. No amount was accrued as of September 30, 2006 for contingent earn-out payments relating to 2006 incremental sales growth as the minimum performance milestone had not yet been reached. We expect that the minimum performance milestone will be reached during the three months ended December 31, 2006 and therefore we estimate we will pay $4 million to $6 million in contingent earn-out payments.

Credit Agreement— On June 30, 2006, we entered into a five-year Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and a syndicate of four other lenders. The Credit Agreement provided for a $150 million senior unsecured revolving credit facility. On October 6, 2006, we and our related lenders amended the Credit Agreement in order to, among other items, increase the committed amount to $345 million, include one additional lender into the syndicate of lender’s, and name SunTrust Bank as the new Administrative Agent. We may request an increase in available borrowings under the Credit Agreement by an additional amount of up to $155 million (for a maximum amount of $500 million) upon satisfaction of certain conditions. These increased borrowings may be provided either by one or more existing lenders upon our obtaining the agreement of such lender(s) to increase commitments or by new lenders being added to the credit facility. The loan proceeds are available to be used by us and our subsidiaries to finance working capital needs and for general corporate purposes, including future business acquisitions, as defined. Four of our wholly-owned subsidiaries are guarantors under the Credit Agreement.

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

As of September 30, 2006, we had no balance outstanding under this Credit Agreement.

Bridge Loan Agreement— In addition to the Credit Agreement entered into on June 30, in September 2006 we entered into a bridge loan agreement with a financial institution for an amount of up to $150 million to be used solely for the acquisition of shares of Vision Systems Limited. No amounts have been borrowed under this arrangement.

Lease Commitment— On July 11, 2006, we signed a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be used principally as an additional manufacturing facility. As part of the lease agreement, the lessor agreed to allow us to make significant renovations to the facility to prepare the facility for our manufacturing needs. We are responsible for a significant amount of the construction costs and therefore we were deemed under generally accepted accounting principles in the United States (“GAAP”) to be the owner of the building during the construction period in accordance with Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction. During the three months ended September 30, 2006, we recorded the fair market value of the facility of $13.2 million within property and equipment on our condensed consolidated balance sheet, with an offsetting increase to current and non-current liabilities. We plan to begin occupying the facility during the first quarter of 2007. As of September 30, 2006, significant construction had not yet occurred. During the construction period, we will capitalize the interest expense related to the lease obligation and amounts to be paid for construction will be recorded as construction in progress until construction is complete. We estimate tenant improvements to be made to the facility during 2006 and 2007 will approximate $13 million.

At the completion of the construction period, we will review the lease for potential sale-leaseback treatment in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. However, based on our preliminary analysis, we determined that the lease will not qualify for sale-leaseback treatment. Therefore, the building, improvements and associated liabilities will remain on our financial statements throughout the lease term. The building and tenant improvements will be depreciated on a straight line basis over their estimated useful lives.

The term of the lease is for a period of approximately 12 years commencing on October 1, 2006. Future minimum lease payments under this lease are as follows:

Amount
(in thousands)
Remaining three months ending December 31, 2006	$32
Year ending December 31, 2007	588
Year ending December 31, 2008	924
Year ending December 31, 2009	939
Year ending December 31, 2010	982
Thereafter	8,895

$12,360

Vision Systems Limited— In October 2006, we began acquiring shares of Vision Systems Limited (“Vision”), an Australia-based worldwide developer and manufacturer of instruments and reagents for anatomical pathology, pursuant to a cash tender offer at a per share purchase price of 3.25 Australian dollars (approximately US$2.45). As of November 3, 2006, we had acquired approximately 25 million shares of Vision for a total cost of approximately US$61 million. In October 2006, another company announced its intent to offer Vision shareholders a price of 3.75 Australian dollars per share; however, we have announced our intent to maintain our offer price. Therefore, Cytyc’s current offer of 3.25 Australian dollars remains open for Vision shareholders to accept. Should we be successful in acquiring 100% of outstanding Vision shares, the total consideration would be approximately US$520 million.

Helica Instruments Limited— On October 25, 2006, we acquired Helica Instruments Limited (“Helica”), net of certain assets. This acquisition included the Helica Thermal Coagulator (“HTC”) System, and all related intellectual property, developed and manufactured by Helica, a privately held company based in Edinburgh, Scotland. The HTC System is used by obstetricians and gynecologists for the treatment of endometriosis. We intend to develop a second-generation product for worldwide product launch estimated to occur in 2008. Under the terms of the agreement, we made an up-front cash payment of $1 million to Helica. Within two years or upon commercialization by the Company of the second-generation product, we will pay Helica an additional $2 million (“Commercialization Milestone Payment”). After making the Commercialization Milestone Payment, we will make contingent earn-out payments tied to future performance milestones. The contingent earn-out payments are based on sales of the second-generation product for the two year period following the Commercialization Milestone Payment. Total consideration under the agreement will not exceed $9 million.

We expect that our cash and cash equivalents, investment securities, cash flows from operating activities and funds available under our Credit Agreement will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments and tax payments. However, from time to time, we review our capital structure and financing arrangements. As a result of these reviews, we may periodically elect to pursue alternatives to our current structure, including the refinancing of our existing debt securities, the issuance of additional debt securities, the expansion of the existing credit facility and the emplacement of an additional credit facility. In addition, if we make future acquisitions, we may be required to seek additional capital.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 are effective on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are evaluating the impact of adopting FIN No. 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We are evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SFAS No. 108 is effective for fiscal years ending after November 15, 2006. We do not believe SAB No. 108 will have any material impact on our financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As a result of the arbitration panel’s decision regarding our arbitration proceeding with DEKA (see Note 11 to our condensed consolidated financial statements), we recorded a pre-tax charge in March 2005 in the amount of $7.8 million, which was in addition to the $1.3 million previously recorded. Subsequently, each month, we recorded an accrual for the difference between the quarterly payments to DEKA and the amounts calculated pursuant to the arbitration panel decision. As a result of a final decision of the United States Court of Appeals for the First Circuit in February 2006, we paid DEKA $11.4 million. Prospectively, we will pay DEKA a one percent royalty on applicable net sales of ThinPrep Pap Test disposable components; however, we do not expect this royalty to be material to our future operating results or financial position.

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

We are subject to legal claims and assertions in the ordinary course of business. Except for the matters described in our annual report on Form 10-K for the year ended December 31, 2005 and in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, filed with the SEC, we are not aware of any such claims or assertions that could have a material effect on us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2006	883,014	$24.36	883,014	$100,000,000
August 2006	—	—	—	100,000,000
September 2006	—	—	—	100,000,000

Total	883,014	$24.36	883,014

We are authorized to repurchase up to $200 million of our common stock through open market purchases or private transactions that will be made from time to time as market conditions allow. The stock repurchase program is authorized to remain in effect until November 15, 2009. Shares repurchased under this program will be held in our treasury. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the three and nine months ended September 30, 2006, we repurchased a total of 883,014 and 3,809,322 shares, respectively, with an aggregate cost of $21.5 million and $100.1 million, respectively, including $0.1 million in commissions.

The current stock repurchase program was approved by our Board of Directors on November 21, 2005. Prior to this time, we repurchased our common shares under the former stock repurchase program and as of December 31, 2005, we had repurchased 17,469,890 shares under the previous repurchase program, with an aggregate cost of $207.5 million.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(2)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

10.1(8)	Amendment No. 1, dated October 6, 2006, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and SunTrust Bank, as Administrative Agent.

15 *	Letter on Unaudited Interim Financial Information

31.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed September 20, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
(6)	Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.
(7)	Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.
(8)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 13, 2006.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: November 3, 2006	By:	/s/ PATRICK J. SULLIVAN
Patrick J. Sullivan
Chief Executive Officer and President

Date: November 3, 2006	By:	/s/ TIMOTHY M. ADAMS
Timothy M. Adams
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(2)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

10.1(8)	Amendment No. 1, dated October 6, 2006, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and SunTrust Bank, as Administrative Agent.

15 *	Letter on Unaudited Interim Financial Information

31.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed September 20, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
(6)	Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.
(7)	Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.
(8)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 13, 2006.
*	Filed herewith