Form 10-K
period 2006-12-31
CYTYC CORP
filed 2007-03-02
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2006 (based on the closing price of $25.36 per share as quoted by The NASDAQ Stock Market as of such date) was $2,188,778,158. As of February 12, 2007, 114,783,197 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Cytyc Corporation

Annual Report on Form 10-K

For the fiscal year ended December 31, 2006

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

Overview of Business

Cytyc Corporation is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostic and surgical products. Cytyc’s products cover a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer, and radiation treatment of patients with malignant brain tumors.

Our goal is to become the market leader in providing innovative technologies that enable physicians and laboratories to improve patients’ lives throughout the world. To accomplish this, our strategy is to build and expand upon our existing capabilities in the fields of obstetrics and gynecology, breast cancer, and neurosurgery, which include a sales force of more than 400 people around the world, a clinically driven marketing approach and research and development experience in surgical devices and diagnostic products.

We operate our business in three segments: domestic diagnostic products, domestic surgical products, and international.

Available Information.

Cytyc files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Cytyc) file electronically with the SEC. The SEC’s website is http://www.sec.gov. Cytyc’s Internet address is http://www.cytyc.com. Cytyc makes available free of charge through our website our annual, quarterly and current reports, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information on Cytyc’s website is not incorporated by reference into this Annual Report on Form 10-K.

Incorporation.

Cytyc was incorporated in Delaware in 1987.

Domestic Diagnostic Products

Our domestic diagnostic products division develops and markets the ThinPrep® System in the United States primarily for use in cytology testing applications, such as cervical cancer screening.

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

The U.S. Food and Drug Administration (“FDA”) approved the ThinPrep Pap Test in 1996 as an effective replacement for the conventional Pap smear method for the detection of low grade and more severe lesions in a variety of patient populations. The FDA later allowed expanded labeling to include our clinical trial data, which indicated a 59.7% increase in the detection of high grade lesions with the ThinPrep System. The ThinPrep System offers significantly improved specimen quality over that of the conventional Pap smear method. Since the FDA approval, a number of studies have been published or presented that evaluate the performance of the ThinPrep Pap Test compared to the conventional Pap smear. These studies have been conducted in every region of the United States, as well as Canada, the United Kingdom, Europe, Asia, Central America and Australia and have consistently demonstrated improved detection of pre-cancerous cervical lesions compared to the conventional Pap smear. Of particular importance is the number of studies demonstrating statistically significant increases in the detection of high-grade cervical lesions, which are the immediate precursors to cervical cancer. These studies demonstrate a wide range of benefits including increased disease detection, reduction of equivocal diagnoses and false negatives, improved specimen adequacy, adjunctive molecular testing, morphology assessment, and cost effectiveness.

The ThinPrep System also serves as a platform for additional gynecological applications using residual patient specimen collected in ThinPrep PreservCyt Solution. Our PreservCyt Solution has been approved by the FDA as a transport medium in testing for sexually transmitted infections due to Chlamydia trachomatis and Neisseria gonorrhea directly from the ThinPrep Pap Test vial using Roche Diagnostics Corporation’s (“Roche”) COBAS Amplicor™ automated system, as well as using Gen-Probe Incorporated’s APTIMA Combo 2® assay. In addition, our PreservCyt Solution has been approved by the FDA as a transport medium for testing for the human papillomavirus (“HPV”) using Digene Corporation’s (“Digene”) Hybrid Capture® II HPV DNA Assay. We have also obtained approval of two pre-market approval supplements from the FDA: (1) one that allows for the removal of up to four milliliters from the PreservCyt sample vial before preparing the ThinPrep Pap Test slide to better facilitate ancillary testing, which improves the implementation of and provides broader application of molecular testing, particularly in high-volume laboratories and (2) one related to the detection of endocervical and endometrial glandular lesions with the ThinPrep Pap Test.

The ThinPrep Imaging System is a device that uses computer imaging technology to assist in primary cervical cancer screening of ThinPrep Pap Test slides processed through the ThinPrep System. The system combines imaging technology to identify diagnostic fields of interest with an automated microscope to facilitate locating these fields. Our clinical data indicates an increase in sensitivity in the detection of atypical squamous cells of undetermined significance and more severe lesions when using the ThinPrep Imaging System to review a ThinPrep Pap Test slide as compared to manual review. Additionally, cytotechnologists using the ThinPrep Imaging System are subject to higher workload limits compared to the workload limits applicable to manual review of slides. As a result, we believe the ThinPrep Imaging System increases, and is expected to continue to increase, a cytology laboratory’s screening productivity and diagnostic accuracy while leveraging the increased effectiveness of the ThinPrep Pap Test. Approximately 38% of all ThinPrep Pap Test slides were screened using the ThinPrep Imaging System by the end of 2006.

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

The cytotechnologist manually screens each Pap test slide with a microscope to first determine the adequacy of the slide and to then differentiate diseased or abnormal cells from healthy cells. With the ThinPrep Imaging System, the screening process has been automated to combine the power of computer imaging technology and human interpretive skills. Prior to human review, the ThinPrep Imaging System rapidly scans and locates areas of interest for review. The cytotechnologist then places the imaged slide onto the ThinPrep Imaging System review scope which automatically presents each area of interest to the cytotechnologist in geographic order. The cytotechnologist evaluates each area of interest, selecting those areas which require further pathologist review, or the cytotechnologist may look beyond the identified areas of interest. Alternatively, the cytotechnologist can determine that the slide is negative and simply sign the case out. By directing the cytotechnologist to areas of interest on a slide, the system may increase a cytology laboratory’s screening productivity and diagnostic accuracy.

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

Customers and Competition of our Domestic Diagnostic Products Division

Customers— Within our domestic diagnostic products division, no customer accounted for more than 10% of our consolidated net sales for the year ended December 31, 2006. One customer, Quest Diagnostics, Incorporated, accounted for 11% and 17% of our consolidated net sales for the years ended December 31, 2005 and 2004, respectively. These year-over-year decreases are primarily due to increased unit sales to new and existing customers, therefore resulting in net sales to Quest representing a smaller percentage of total consolidated net sales.

Competition— While we are the market leader in the sale of liquid-based slide preparation systems in the United States, we face direct competition in the United States from Becton, Dickinson and Company (“Becton Dickinson”), who acquired TriPath Imaging, Inc. in the fourth quarter of 2006 and who also manufactures liquid-based slide preparation systems and slide imaging systems, and from other sample preparation systems on a worldwide basis. In addition, we compete with MonoGen, Inc. who uses a liquid-based slide preparation system. We also compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors, such as that manufactured by Digene Corporation. We compete on the basis of a number of factors, including clinical performance, product quality, marketing and sales capabilities, manufacturing efficiency, price and customer service and support. The development, FDA approval and commercial marketing of competing systems for cervical cancer screening could have a material adverse effect on our business, financial condition and results of operations.

Domestic Surgical Products

Our domestic surgical products division develops and manufactures the NovaSure® System, the MammoSite® Radiation Therapy System and the GliaSite® Radiation Therapy System and markets these products in the United States.

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

The NovaSure System provides physicians and patients with a fast, simple, safe and effective treatment for excessive menstrual bleeding. The system consists of a disposable device and a controller that delivers radio frequency, or RF, energy to the endometrial wall of the uterus to ablate the endometrium. The NovaSure disposable device is a hand-held, single-use device that incorporates a flexible gold-plated mesh electrode used to deliver radiofrequency energy during the NovaSure procedure. The NovaSure RF Controller generates and delivers an amount of radiofrequency energy individually determined for each patient, monitors several critical treatment and safety parameters, and automatically controls other aspects of the procedure.

The NovaSure procedure is typically performed as an outpatient procedure in the hospital, ambulatory surgery center or physician’s office. We believe the NovaSure System offers significant benefits to physicians, patients, hospitals and outpatient surgery centers, including clinical efficacy, fast and efficient treatment, lack of a need for pre-treatment, minimal anesthesia requirements, convenience, ease of use, a variety of safety features and nationally available reimbursement. Based on pivotal clinical trial data used to obtain initial U.S. regulatory approval, the NovaSure System was demonstrated to have a success rate for treatment of 77.7% at twelve months after treatment, as compared to a success rate of 74.4% by rollerball ablation, a traditional “first generation” endometrial ablation treatment.

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

The MammoSite System

The MammoSite Radiation Therapy System is a single-use device for the treatment of early-stage breast cancer, which incorporates a patented balloon catheter that positions a therapeutic radiation source directly into the surgical cavity created after removal of a tumor from the breast. Industry sources estimate that one in seven women in the United States will eventually be diagnosed with breast cancer, which accounts for approximately one-third of all female cancers and is the second overall leading cause of cancer death. On a worldwide basis, over 1.2 million women are diagnosed with breast cancer annually. The MammoSite System positions a radiation source directly within the post-surgical cavity, delivering optimally dosed radiation to the tissue that is at the highest risk for cancer recurrence while minimizing radiation exposure to adjacent healthy tissue. Most importantly, the device allows for radiation treatment to be completed within five days as compared to six to seven weeks for traditional radiation therapy. We believe the MammoSite System also offers patients better cosmetic outcomes resulting in high patient satisfaction.

Over the past few decades, breast cancer diagnosis and treatment has been evolving from the radical mastectomy alone to lumpectomy, which is a less disfiguring, breast-conserving surgical therapy for early-stage cancer patients followed by a course of radiation. The MammoSite System provides partial-breast irradiation, which delivers high-dose radiation to the specific lumpectomy site for five days while minimizing radiation exposure to adjacent healthy tissue. The MammoSite System is an alternative to traditional radiation therapy during which the patient is exposed to external beam radiation for a period of six to seven weeks resulting in radiation exposure to healthy tissue in addition to the cancer site. Published data indicates that on an annual basis, approximately 25% of breast cancer patients who undergo lumpectomy surgery choose not to receive any form of post-surgical radiation as a result of the harmful effects of traditional radiation therapy and the hardship of an extended schedule of daily therapy.

There are few FDA restrictions on the use of the MammoSite System for patients undergoing lumpectomy; however, indications have shown that patients with tumors with a diameter of less than three centimeters and those at least 45 years of age are the most appropriate for the MammoSite procedure. The MammoSite System is comprised of an inflatable balloon catheter in which a radioactive source is introduced for therapy delivery. The inflatable balloon is inserted into the surgical cavity remaining after removal of the tumor. The catheter portion of the system allows the radioactive source to be added or withdrawn over the course of the therapy. This local placement of the balloon enhances therapeutic delivery of radiation to the tissue most likely to contain residual cancerous cells following surgery.

The GliaSite System

Each year, over 18,500 people in the United States are diagnosed with primary malignant brain tumors. Brain metastases occur approximately ten times more often than primary tumors and occur in approximately 20% to 40% of all cancer patients, most commonly in patients with primary lung or breast cancer. Malignant brain tumors recur frequently, often within one year and typically near the original tumor site. Industry sources estimate that most patients die within one year of diagnosis and within six months of recurrence.

The GliaSite System works in the same manner and utilizes similar technology as the MammoSite System. The GliaSite System provides a full course of post-surgical radiation therapy using Iotrex, a proprietary, liquid radiation source for which Cytyc has an exclusive license. In clinical trials, the GliaSite System has demonstrated equivalent, median survival time, preservation of cognitive function and quality of life compared to external beam whole brain irradiation. The GliaSite System allows for radiation treatment to be completed within three to six days and often as an outpatient therapy.

Customers and Competition of our Domestic Surgical Products Division

Customers— No customer within our domestic surgical products division accounted for more than 10% of our consolidated net sales for the years ended December 31, 2006, 2005 or 2004.

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

Current or future competitors may develop technologies and products that demonstrate better safety or effectiveness, clinical results, ease of use or lower cost than our surgical products. Our surgical products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. We believe the principal competitive factors in our market include: product safety and proven efficacy; reliability and ease of use; customer focus and service; effective training, marketing and distribution; patent protection; and reimbursement.

International

Our international division markets our diagnostic and surgical products outside of the United States, with a presence in Canada, Europe, Australia and Hong Kong, all of which we believe represent significant market opportunities for all of our products. These operations have been established to manage sales, service, training and distribution in the Canadian, European and Asia/Pacific markets. We also utilize a network of third-party distributors in various other countries throughout the world, including Japan and China. Our international strategy is to establish sales channels appropriate for increasing our international customer base, taking into consideration factors such as government regulations and clinical practices of the particular country or region.

We continue to work with the healthcare system in the United Kingdom to convert to liquid-based cytology. The local United Kingdom governments are required by law to convert to liquid-based cytology by 2008. We have agreements in place that account for approximately 3.2 million of the estimated 4.5 million tests that are performed annually in the United Kingdom. As of December 31, 2006, we estimate that approximately 44% of the United Kingdom pap tests have been converted to the ThinPrep Pap Test.

In July 2005, we entered into an exclusive agreement with Olympus Corporation, Japan’s microscope market leader, appointing Olympus as the sole and exclusive distributor for the sale of our ThinPrep System in Japan. We officially launched the ThinPrep System in Japan with Olympus in June 2006 and subsequently have worked with Olympus to establish the ThinPrep System with key opinion leaders in the pathology and OB/Gyn community and at leading institutions across the country. Currently, there are approximately 10 million Pap tests performed annually in Japan.

During 2006, we placed our first ThinPrep Imaging Systems in Belgium, France, Italy, Spain and South Africa.

To support our introduction of Novasure in the international markets, we have expanded our sales team in several key areas and have experienced increased sales growth of our NovaSure product in the United Kingdom, as well as in other parts of Europe. In May 2006, the Australian government included Novasure in its list of technologies that can be reimbursed in the private insurance system. Since then, we have experienced increased physician adoption of Novasure within this market. In addition, we continue to experience increased NovaSure sales growth in Canada.

For MammoSite, we are actively working with key opinion leaders in Europe to introduce the MammoSite System into the European marketplace and we are working toward building our sales force where significant market opportunities exist. In 2006, several clinical studies of MammoSite were launched in the United Kingdom, Italy and Ireland. The goal of these studies is to demonstrate the value of MammoSite as a viable alternative to whole-breast radiation therapy and will add to the body of international clinical work already completed on MammoSite in France, Italy and other European countries.

We believe that international sales and marketing efforts will continue to involve a lengthy process, requiring us to educate healthcare providers, clinical laboratories, government entities and other third-party payors regarding the clinical benefits and cost-effectiveness of our current products, as well as any other new products and applications. In order to effectively market our current products and any other new products and applications on a worldwide basis, we will need to continue to increase our international marketing, sales, and service capabilities.

Customers and Competition of our International Division

Customers— No customer within our international division accounted for more than 10% of our consolidated net sales for the years ended December 31, 2006, 2005 or 2004.

Competition— Similar to the diagnostic products marketplace in the United States, in Europe we compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors. In addition to Becton Dickinson, who acquired TriPath Imaging, Inc. in 2006, we compete with a variety of other companies and “off-market” (non-FDA-approved) tests, since fewer regulatory barriers exist in Europe as compared to the United States. In the endometrial ablation market, we compete with drug therapy, as well as the other endometrial ablation devices, including Johnson & Johnson’s Thermachoice, Boston Scientific Corporation’s HTA, the Microsulis Endometrial Ablation device and two other relatively small companies that market products that are not FDA approved. Our MammoSite product faces competition from traditional mastectomy, whole breast radiation therapy after lumpectomy, and a more radical breast-conserving procedure called a quadrantectomy. Additional radiation therapy methods, such as intraoperative radiation therapy, are being explored in Europe by potential competitors; however, such alternative methods have not achieved widespread commercial use. In the Asia/Pacific region, the competition in the diagnostic business is composed of the conventional Pap smear, as well as many non-FDA-approved Pap tests, and in the surgical business, the competition is similar to that in Europe.

Third-Party Reimbursement

Laboratory customers bill most insurers (including Medicare) for the ThinPrep Pap Test using a Current Procedural Terminology (“CPT”) code specifically for liquid-based cervical cell specimen preparation. As of December 31, 2006, based on information provided to us, we believe that health insurance companies that have announced coverage of the ThinPrep Pap Test represent more than 90% of insured women in the United States. Third-party reimbursement for our NovaSure System is well established in the United States. Our NovaSure System is typically reimbursed by private healthcare insurance or managed care payors, in addition to Medicare, with a majority of these private payors using Medicare reimbursement amounts, which are revised annually, as a benchmark in setting their reimbursement policies and rates, while other private payors do not follow the Medicare rates and may reimburse for only a portion of our procedure or not at all. Medicare also sets reimbursement rates annually for endometrial ablations performed in a physician’s office and those payment rates include the fees to the physician for performing the service, practice expense costs and professional liability insurance costs. The MammoSite System is generally used in hospital outpatient departments. Medicare’s reimbursement system for hospital outpatient services, groups procedures into payment categories based on clinical and cost similarity and assigns a single payment amount to each group. A number of services associated with use of the MammoSite System, including implantation of the catheters, are separately reimbursed under this system with Medicare reimbursement amounts, which are revised annually, often used as a benchmark. Payments by non-Medicare third-party payors can vary substantially depending on the reimbursement arrangements between the third-party payor and the physician or hospital.

Research and Development

Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System, the NovaSure System, the MammoSite Radiation Therapy System and the GliaSite Radiation Therapy System through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic and surgical devices and therapeutic applications for women’s health. To implement this strategy, we are utilizing internal resources, sponsored and collaborative research agreements with leading medical institutions and acquisitions of intellectual property.

There can be no assurance that we will be successful in developing or marketing additional applications of the ThinPrep System, the NovaSure System, the MammoSite Radiation Therapy System or the GliaSite Radiation

Therapy System or that we will further enhance the ThinPrep Imaging System. Furthermore, additional applications may require additional approvals from the FDA prior to the marketing of such applications. There can be no assurance that the FDA would approve such submissions on a timely basis, if at all.

Our research and development expenses totaled $44.1 million, $32.3 million and $20.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Business Development

We are continually evaluating a variety of new business opportunities that would take advantage of our distribution channels, customer call points, and existing technology. We also evaluate opportunities that could provide new customer types, distribution channels and technology capabilities. We have been making investments in early-stage companies and expect to continue to make these investments in the future (see Note 2(j) “Other Assets” in the notes to consolidated financial statements included in this Annual Report on Form 10-K under Item 8, “Financial Statements and Supplementary Data”). We believe there are new developments in diagnostic tests and therapeutics both within and outside of the women’s health sector that could represent promising growth opportunities which we might pursue through an array of potential transactions, including acquisitions, partnerships, collaborations, early-stage venture investing and direct funding of research projects, to provide access to new technologies and/or enhance product offerings. We expect that business development will continue to play an important role in the development and execution of our growth strategy.

Sales and Marketing

Our sales and marketing objective is to achieve broad market acceptance of the ThinPrep System, including the ThinPrep Imaging System, for cervical cancer screening and other diagnostic applications, as well as the NovaSure System for treating excessive menstrual bleeding and the MammoSite and GliaSite Systems for the treatment of breast and malignant brain tumors. A critical element of our strategy in the United States is to utilize the results of our clinical trials and expanded FDA labeling to demonstrate the safety, efficacy and productivity improvements to patients, healthcare providers, clinical laboratories and third-party payors.

We plan to continue to expand our market reach through the efforts of our more than 400-person worldwide direct sales force focused on healthcare providers, clinical laboratories and third-party payors. Our integrated sales force has been trained to cross-sell our product offerings, as appropriate. We are focusing significant sales and marketing efforts towards continued market adoption of the ThinPrep Imaging System, the NovaSure System, the MammoSite System and the GliaSite System. We expect to use our existing relationships with customers, healthcare providers and third-party payors to successfully market all of our products. Our sales and marketing programs also focus on educating healthcare providers regarding the use of our products and on providing materials to help them educate their patients about our procedure. Our international sales and marketing efforts involve educating healthcare providers, clinical laboratories, government entities and other third-party payors regarding the clinical benefits and cost-effectiveness of our current products, as well as any other new products and applications. We will continue to increase our international marketing and sales capabilities in order to effectively market our current and any other new products and applications.

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

We assemble all ThinPrep Processors and ThinPrep Imaging Systems at our facility in Marlborough, Massachusetts. We fill all of the ThinPrep System vials at our facility in Londonderry, New Hampshire. We manufacture our ThinPrep System filters at both our Marlborough and Londonderry facilities. We manufacture the majority of the NovaSure disposable devices at our manufacturing facility in San Jose, Costa Rica and manufacture the remainder at our manufacturing facility in Mountain View, California. Additionally, we contract with a leading global electronics contract manufacturer for production of the RF Controller component of our NovaSure System and we take delivery of finished controllers at our Mountain View, California facility for testing and packaging. We contract with several third-parties to manufacture portions of our MammoSite System and GliaSite System based on our specifications. We take delivery of the finished MammoSite System and certain supplies for our GliaSite System at our Mountain View, California facility.

Quality Management

We place significant emphasis on providing quality products and services to our customers. A major portion of our quality systems relate to the design and development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products. These quality systems, including control procedures that are developed and implemented by technically trained professionals, result in rigid specifications for product design, raw materials, components, packaging materials, labels, sterilization procedures and overall manufacturing process control. Our quality systems integrate the efforts of suppliers of raw materials, components and finished goods to ensure we meet customer and regulatory requirements. These systems are designed to ensure that appropriate standards and requirements are met before goods are released for distribution. Our quality systems are also designed to ensure that appropriate standards and requirements are met in the post-production support of our products, including warehousing, servicing and monitoring.

Certain of our facilities are certified under ISO 13485:2003, an international quality standard. There can be no assurance that we will be able to maintain compliance with ISO requirements or that failure to maintain compliance with these requirements will not have a material adverse effect upon our business, financial condition and results of operations.

Government Regulation

The manufacture, sale, lease and service of medical diagnostic and surgical devices intended for commercial use are subject to extensive governmental regulation in the United States and in other countries. Our existing products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDC Act”). The ThinPrep System, ThinPrep Imaging System and NovaSure System required separate pre-market application (“PMA”) approval prior to commercial distribution, which demonstrated to the FDA that these devices are safe and effective for their intended uses. The devices which comprise the MammoSite System and the GliaSite System required the clearance of 510(k) submissions prior to commercial distribution, based upon a finding that the devices are substantially equivalent to legally marketed devices that are not subject to PMA approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution, production and servicing of medical devices in the United States. Non-compliance with applicable requirements of the FDC Act can result in the failure of the government to allow 510(k) clearance or PMA approval for a device, withdrawal of clearances or approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

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

Beginning in 1996, FDA and/or PMA approvals were obtained for the following:

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

•	our PMA application for the ThinPrep Imaging System;

•

our PMA supplement that allows for the removal of up to four milliliters from the PreservCyt sample vial before preparing the ThinPrep Pap Test slide to better facilitate ancillary testing, which improves the implementation of and provides broader application of molecular testing, particularly in high-volume laboratories ;

•	our PMA application related to the detection of endocervical and endometrial glandular lesions with the ThinPrep Pap Test.

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

The ThinPrep, ThinPrep Imaging, NovaSure, MammoSite and GliaSite Systems are, and any other products we may manufacture or distribute pursuant to an approved PMA application or supplements or 510(k) clearance will be, subject to pervasive and continuing regulation by the FDA, including the Quality System Regulation, or QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures; labeling requirements; the FDA’s general prohibition against false or misleading statements in labeling or advertising products for unapproved or “off-label” uses; the Corrections and Removals regulation, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FDC Act that may pose a risk to health; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We are subject to inspection by the FDA to determine our compliance with regulatory requirements. Product labeling, advertising and promotional activities may be subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by us and any of our distributors for their approved indications. No assurance can be given that modifications to the labeling that may be required by the FDA in the future will not adversely affect our ability to market or sell the ThinPrep, ThinPrep Imaging, NovaSure, MammoSite and GliaSite Systems, or any other products we have developed, may develop or acquire. Our failure to comply with applicable regulatory requirements could result in possible administrative and legal actions by the FDA and other regulatory agencies. Such actions may include fines, product recalls, product seizures, injunctions to halt manufacture and distribution, and other civil and criminal sanctions.

We are also subject to various federal and state laws pertaining to healthcare fraud and abuse, including federal and state anti-kickback laws, as well as the Foreign Corrupt Practices Act. Anti-kickback laws make it illegal for an entity to solicit, offer, receive, or pay remuneration or anything of value in exchange for, or to induce, the referral of business or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any item or service paid for by Medicare, Medicaid or certain other federal healthcare programs. The statute has been broadly interpreted to cover a wide array of practices. Some states have passed similar laws. The federal government has published regulations that identify “safe harbors,” which if applicable will assure that certain arrangements will not be found to violate the federal anti-kickback statutes. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. While we make every effort to comply with the regulations, it is possible that our practices might be challenged under federal anti-kickback or similar laws due to the breadth of the statutory provisions and the absence of extensive guidance regarding compliance. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If the government were to raise questions about our behavior or find that we have violated these laws, there could be a material adverse effect on our business. Our activities could be subject to challenge for the reasons discussed above, due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

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

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In 2003, we met the essential requirements of the European In Vitro Medical Devices Directive that apply to the ThinPrep Pap Test and ThinPrep Imaging System, as well as the essential requirements of the European Medical Devices Directive that apply to the NovaSure System. As a result, our products bear the CE mark and may be legally marketed in the countries of the European Union and the European Free Trade Association. In addition, in August and December 2001, the MammoSite System and GliaSite System received CE mark certification, respectively. The time required to obtain approval from a foreign country to market and sell our products may be longer or shorter than that required for FDA approval and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. In addition, there can be no assurance that we will meet the FDA’s export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Our failure to meet the FDA’s export requirements or obtain FDA export approval when required to do so, or to obtain approval for importation into various countries, could have a material adverse effect on our business, financial condition and results of operations.

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

Patents, Trademarks, Copyrights, Licenses and Proprietary Rights

We rely on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect our proprietary technology, rights and know-how. We pursue patent protection in the United States and file corresponding patent applications in certain foreign jurisdictions. We hold 79 issued United States patents, 184 pending United States patent applications, and corresponding foreign patents or patent applications relating to various aspects of our products, including the ThinPrep System, ThinPrep Imaging System, NovaSure System, MammoSite System, GliaSite System and other related technologies.

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

We hold an exclusive worldwide license from DEKA Products, LP (“DEKA”) related to certain elements of the ThinPrep System. In addition, we are the exclusive licensee of certain patented technology for use in the field of diagnosis and treatment of breast cancer and with our GliaSite System, for the life of the two related patents. We currently are obligated to pay royalties in varying amounts. Our failure to maintain rights to such technology could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of December 31, 2006, we employed approximately 1,500 persons worldwide. We are not subject to any collective bargaining agreements, have never experienced a work stoppage and consider our relations with our employees to be good.

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

Executive Officers of Cytyc Corporation

The executive officers of Cytyc Corporation are set forth below. Business experience for the past five years is provided and ages are as of January 1, 2007.

Patrick J. Sullivan (54).

Chief Executive Officer and Director (since March 1994). Concurrently serves as President of Cytyc Corporation (since July 2002, previously from March 1994 to January 2002). Chairman of the Board (since May 2002).

Daniel J. Levangie (56).

President, Cytyc Surgical Products division (since July 2006) and Director. Concurrently serves as Executive Vice President, Cytyc Corporation (since July 2002). Mr. Levangie has held several positions with Cytyc Corporation, including President, Executive Vice President, Chief Operating Officer, Senior Vice President and Vice President, Commercial Operations (December 1997 to July 2002), as well as Chief Executive Officer and President of Cytyc Health Corporation (July 2002 to December 2003). Mr. Levangie is a member of the board of directors of Dune Medical Devices Ltd.

Timothy M. Adams (47).

Senior Vice President (since January 2006). Concurrently serves as Chief Financial Officer and Treasurer (since November 2004). Vice President (November 2004 to January 2006). Chief Financial Officer, Modus International, Inc., (October, 2002 to August, 2004). Chief Operating and Chief Financial Officer, GeoTrust (March to September 2002).

Tony Kingsley (43).	President, Cytyc Diagnostic Products division and Senior Vice President of Cytyc Corporation (since July 2006). Partner and Associate with McKinsey & Company, Inc. (November 1991 to July 2006).

Ellen Sheets, M.D. (52).

Senior Vice President and Chief Medical Officer (since February 2006). Vice President, Clinical Affairs (May 2002 to February 2006). Held various positions at Brigham and Women’s Hospital, Dana Farber Cancer Institute, Mt. Auburn Hospital and South Shore Hospital (1987 to 2002).

A. Suzanne Meszner-Eltrich (53).

Senior Vice President (since March 2004). Concurrently serves as General Counsel and Secretary (since September 1997). Vice President (September 1997 to March 2004). Interim Vice President, Human Resources (since February 2006). Vice President, Human Resources (September 1997 to May 2002).

John P. McDonough (47).

President, Cytyc Development Company LLC (since July 2006). Concurrently serves as Senior Vice President of Corporate Development, Cytyc Corporation. Senior Vice President of Operations (March 2004 to July 2006). Vice President, Corporate Development (October 2003 to March 2004). Founder, Chief Executive Officer and President of Soundbite Communications (April 2000 to September 2003).

David P. Harding (41).

President of Cytyc International division and Senior Vice President of Cytyc Corporation (since October 2005). Vice President, Marketing (October 2004 to October 2005). Partner and Associate with McKinsey & Company, Inc. (October 1993 to October 2004).

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

We depend principally on the sale of a limited number of product lines.

Prior to our acquisitions of Novacept in March 2004 and Proxima Therapeutics, Inc. (“Proxima”) in March 2005, we derived most of our revenues from sales of our ThinPrep processor, filters and other disposable supplies for use in gynecological and non-gynecological testing applications. As a result of the Novacept and Proxima acquisitions, we manufacture and market the NovaSure, MammoSite and GliaSite Systems, which represented 35% of worldwide consolidated net sales in the year ended December 31, 2006. Nevertheless, we still rely heavily on sales of our ThinPrep products to generate a significant portion of our net sales and earnings. If we are unable to continue to successfully develop and commercialize our current products as well as other new or improved products, our business, sales and profits may be materially impaired.

In addition, in October 2003, an article in the New England Journal of Medicine suggested that the interval between screenings for cervical cancer could be extended from one year to three years for women over 30 who have had consistently negative results from previous screenings. If screening periods are extended as suggested, aggregate demand for testing is likely to decrease and if we are unable to successfully develop additional products, our business may be materially adversely affected. Furthermore, we may be required to obtain FDA approval for any other new or improved products that we are able to develop or acquire, and we may not be able to do so.

Our sales are dependent on third-party reimbursement.

Widespread adoption of our ThinPrep, ThinPrep Imaging, NovaSure, MammoSite and GliaSite Systems in the United States and other countries is dependent upon the ability of healthcare providers and laboratories to secure adequate reimbursement from third-party payors such as private insurance plans, managed care organizations, Medicare and Medicaid and foreign governmental healthcare agencies. Although a majority of managed care organizations in the United States have added the ThinPrep Pap Test and NovaSure to their coverage and the MammoSite and GliaSite procedures are reimbursed by many private healthcare insurance and managed care payors, we cannot guarantee that reimbursement will increase or continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and clinical laboratories in the United States and other countries to use our products instead of conventional methods or existing therapies, such as whole breast irradiation and brachytherapy, or the products of our competitors. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. There can be no assurance that third-party payors will provide or continue to provide such coverage, that third-party reimbursement will be made available at an adequate level, if at all, for our products under any such overseas reimbursement system or that healthcare providers or clinical laboratories will use our products in lieu of other methods. We also will be required to secure adequate reimbursement for any new products we develop or acquire, and we may not be able to do so successfully.

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

The markets we sell in are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Other companies may develop products that are superior to ours or less expensive, or both. Improvements in existing competitive products or the introductions of new competitive products may reduce our ability to compete for sales, particularly if those competitive products demonstrate better safety or effectiveness, clinical results, ease of use or lower costs. The development, FDA approval and commercial marketing of competitive systems for cervical cancer screening, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer, and radiation treatment of patients with malignant brain tumors could have a material adverse effect on our business and financial condition. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments, our sales could decline and our business could be adversely affected.

The success of our business depends on our ability to protect our intellectual property rights.

We rely on a combination of patents, trade secrets, copyrights, trademarks and confidentiality agreements to protect our products’ proprietary technology, rights and know-how. We also are the exclusive licensee of certain patented technology for use in the field of cytology related to the ThinPrep System and in the treatment of any proliferative disease relating to our GliaSite System.

We own all intellectual property rights with respect to the NovaSure System, the MammoSite System and the GliaSite System. However, the medical device industry in general, and the therapeutic use of devices employing radiofrequency energy, such as the NovaSure System, in particular, have been subject to extensive litigation and administrative proceedings regarding patents and other intellectual property rights.

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

If breast surgeons, radiation oncologists and patients do not continue to adopt the MammoSite System as a preferred treatment for early-stage breast cancer, the intended benefits of our commercializing this product may not be realized and the market price of our common stock could decline.

One of our products acquired as a result of our acquisition of Proxima is the MammoSite System, which is used to treat early-stage breast cancer. At the time of acquisition, the MammoSite System was supported by less than four years of patient follow-up studies from the initial 43-patient study that was designed to gain clearance from the FDA and the one-year follow-up study from a 1,600-patient registry following the FDA clearance. Some of the existing data has been produced in studies that involve relatively small patient groups, and such data may not be reproduced in wider patient populations. Currently, with respect to our MammoSite System, we are competing against breast cancer treatment using external beam radiation, which has longer-term data on patient outcome.

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

Current levels of growth in the market for endometrial ablation procedures for the treatment of excessive menstrual bleeding may not be indicative of future growth.

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

The success of our ThinPrep System depends upon the continued market acceptance of our ThinPrep System products and their cost.

Our success and growth depends on the continued market acceptance of our ThinPrep System and ThinPrep Imaging System, including any follow-on applications of ThinPrep technology. The laboratory cost of using the ThinPrep System and ThinPrep Imaging System for cervical cancer screening, both together and individually, is higher than that of a conventional Pap smear and, we believe, competing liquid-based slide preparation systems. Due in part to increased competitive pressures in the healthcare industry to reduce costs, our ability to gain market acceptance of the ThinPrep System and follow-on products depends on our ability to demonstrate that the higher cost of using the ThinPrep System is offset by (1) a reduction in costs often associated with conventional Pap smears or competing liquid-based slide preparation systems, such as inaccurate diagnoses and the need for repeat Pap smears, as well as (2) the ability to use our ThinPrep System for additional testing applications, such as testing for the HPV, Chlamydia trachomatis and Neisseria gonorrhea. In particular, for the ThinPrep Imaging System, we need to convince healthcare providers, insurance companies and other third-party payors, and clinical laboratories of the clinical benefits and cost-effectiveness of these products.

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

We are subject to the risk of product liability claims relating to our products.

Regardless of the technology employed, surgical procedures involve risk of complications and companies that produce medical devices for use in surgical procedures are subject to risk of product liability litigation. We have become a party to legal proceedings involving injuries to patients that occurred when one of our products was used. We vigorously defend against any product liability claims that arise related to any of our products. However, there can be no assurance that any defense against alleged claims will be successful.

If one of our products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Product liability insurance is in place for all of our products. However, we cannot assure you that available insurance will be sufficient to cover damages from any possible claims. In addition, claims could adversely affect the reputation of the related product, which could damage its competitive position in the market. The sale and use of one of our diagnostic products could also lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect that resulted in the failure to detect a disorder for which it was being used to screen or caused injuries to a patient. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure additional coverage in the future. Also, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend, which could result in a diversion of management’s attention from our business and could adversely affect the perceived safety and efficacy of our products, as well as our financial condition and operating results.

Our quarterly operating results may fluctuate.

Our operating results have fluctuated significantly in the past on a quarterly basis. Our operating results may fluctuate significantly from quarter to quarter in the future and we may experience losses in the future depending on a number of factors, including the extent to which our products continue to gain or maintain market acceptance, the rate and size of expenditures incurred as we expand our domestic and establish our international sales and distribution networks, the timing and level of reimbursement for our products by third-party payors, seasonality and other factors, many of which are outside our control.

We may not be successful in growing our international sales, which could have a material adverse effect on our business and financial condition.

We believe the growth in our international sales is a key element to our future success. We commenced sales in countries outside the United States in 1998 and have grown our international sales to 11% of consolidated net sales for the year ended 2006. However, we cannot guarantee that we will successfully continue to develop international sales channels or capabilities that will enable us to generate significant revenue from international sales. Even though we have established international sales capabilities and have experienced growth in the international markets, we may not be able to obtain favorable third-party reimbursements and required regulatory approvals in foreign countries. While we believe we have developed a comprehensive international patent filing strategy, we have not secured patents in all foreign countries which we currently sell or plan to sell our products. In some cases our ability to pursue patents in certain countries has lapsed. In those countries where we do have patents covering our products, we cannot guarantee that such patents may be successfully enforced against infringing products. If we fail to continue to increase international sales, our business and financial condition may suffer materially.

The increase in our international operations exposes us to additional operational challenges that we might not otherwise face.

As we increase our international operations, we will have to confront and manage a number of risks and expenses that we would not face if we conducted our operations solely in the United States. Any of these risks or expenses could cause a material adverse effect on our operating results. These risks and expenses include:

•	difficulties in staffing, managing and operating an international operation as a result of, among other things, distance, language and cultural differences;

•	less flexible labor laws and regulations;

•	expenses associated with customizing our products for clients in foreign countries;

•	foreign currency exchange rate fluctuations;

•	protectionist laws and business practices that favor local companies;

•	political and economic instability in some international markets;

•

multiple, conflicting and changing government laws and regulations (including, among other things, antitrust and tax requirements, international trade regulations and the Foreign Corrupt Practices Act);

•	multiple, conflicting and changing government laws and regulations;

•	trade barriers;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

Our operating results may be adversely affected by currency fluctuations.

Our business outside the United States is conducted primarily in local currencies, except at our Costa Rica subsidiary, where the majority of business is conducted in U.S. dollars. Fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We currently have no foreign exchange contracts, option contracts, or other foreign hedging arrangements. We currently estimate that risks associated with currency fluctuations are unlikely to have a material adverse effect on our operating results. However, our operating results may be adversely affected by currency fluctuations in the future, especially as we expand our international operations.

Our operating results may be adversely affected as a result of restructuring operations and/or reductions in workforce.

In 2006, management approved restructuring plans designed to reduce future operating expenses by consolidating our Mountain View, California operations into our existing operations in Costa Rica and Massachusetts. This restructuring includes the elimination of positions, the incurrence of expenditures related to severance and facility-related costs, all of which has impacted and is expected to impact our operating results in 2006 and 2007. There can be no assurance that our current restructuring, as well as any potential future restructurings, and related transition issues, will not adversely affect our operations or customer perceptions. The uncertainty caused by such restructurings and integration-related events could result in reduced productivity by our remaining employees, which in turn may affect our revenue in the future.

In addition, any decision to limit investment in, dispose of or otherwise exit business activities may result in the recording of special charges, such as technology write-offs, workforce reduction costs, or charges relating to consolidation of excess facilities. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including intangible assets, could change as a result of such decisions. Further, our estimates related to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and during the year in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

We currently obtain certain key components of our products, including the proprietary filter material and microscope slides used in the ThinPrep Pap Test, radioisotopes, certain balloons and other items used in the design and manufacture of the MammoSite System and the Iotrex liquid isotope used with the GliaSite System, from single or a limited number of sources due to technology, availability, price, quality and other considerations. Additionally, the NovaSure System utilizes several components that may become obsolete or no longer be manufactured. We attempt to mitigate these risks by working closely with key suppliers regarding our supply needs and we have qualified backup vendors for several of our key components. Although we believe that alternative sources for these components are available, a supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. If we are unable to obtain sufficient quantities of key components that meet our quality and technical requirements at reasonable prices and in a timely manner, we will not be able to manufacture and sell our products on a timely and cost-competitive basis, which would materially and adversely affect our business and financial condition.

Our lack of redundant manufacturing capabilities could harm our business.

We assemble all of our ThinPrep Processors, the ThinPrep Imaging System, and the single-use disposable devices in the NovaSure System, as well as perform final assembly and testing of our RF Controllers, MammoSite and GliaSite systems. In addition, we contract with third-parties to manufacture our MammoSite System and GliaSite System. We have established a certain level of site redundancy on our core products, or have developed alternate sources. While we have made significant efforts to safeguard these core manufacturing processes, the loss or closure of any of these facilities, such as our planned closure of our Mountain View facility, or third-party manufacturing providers would impede our manufacturing and sales efforts, which would materially and adversely affect our business and financial condition.

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

The implementation of SFAS No. 123R has reduced and may continue to reduce our reported earnings, which could result in a decline in our stock price.

As part of our compensation to employees, we issue equity awards, primarily in the form of stock options. Many of the companies within our industry and with whom we compete for skilled employees use stock-based compensation as a means to attain these employees. While we have structured the estimated cost of our equity program to be comparable to other companies within our industry and similar to our size, not all companies use equity awards as part of their compensation packages nor do they issue the same level of equity awards. As a result, the impact of the January 1, 2006 implementation of SFAS No. 123R may be more significant for us as compared to other companies. In addition, if we unexpectedly hire additional employees or acquire another company, the impact of the implementation of SFAS No. 123R may be more significant for us than previously forecasted. To the extent investors believe the costs incurred for SFAS No. 123R are higher than those incurred by other companies, our stock price could be negatively impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our executive offices, as well as our administrative, research, and certain manufacturing and distribution operations are located in a leased facility consisting of approximately 216,000 square feet in Marlborough, Massachusetts for a term of 15 years, beginning January 2004. In July 2006, we entered into a 12-year lease agreement for a building with approximately 146,000 square feet also located in Marlborough, Massachusetts, to be principally used as an additional manufacturing facility beginning in the first half of 2007. We have an option to lease an additional 30,000 square feet in this facility in June 2011. We own approximately 2.7 acres of land and 46,000 square feet of facilities housing additional manufacturing operations in Londonderry, New Hampshire. We also lease a distribution facility consisting of approximately 37,000 square feet in Methuen, Massachusetts. Certain manufacturing, administrative, sales and marketing, research and development and operations for our NovaSure, MammoSite and GliaSite products are conducted at our Mountain View, California facility consisting of approximately 62,000 square feet. This lease expires in August 2012 and will remain in effect despite our 2007 consolidation of our Mountain View operations into our Costa Rica and Massachusetts operations. Our primary manufacturing and operations facility for the NovaSure single-use devices consists of approximately 26,500 square feet in San Jose, Costa Rica. The lease for this facility expires in 2008, with an option to renew for two additional five-year terms. We also have a leased facility located in Alpharetta, Georgia consisting of certain clinical functions for our MammoSite and GliaSite Systems. This facility consists of approximately 12,400 square feet and expires in June 2007.

Item 3. Legal Proceedings

On June 16, 2003, we filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by our ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against us in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. The non-patent claims have been dismissed and the patent cases have since been consolidated into a single action. A hearing occurred on August 2, 2006 in the United States District Court for the District of Massachusetts to hear oral arguments on summary judgment motions. A trial is expected to occur during April 2007. We continue to believe that the claims against us are without merit and intend to vigorously defend this suit. Given the stage and current status of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

On December 22, 2005, Xoft filed suit in the Northern District of California against us and Proxima Therapeutics, Inc. asking the court to determine and declare that U.S. Patent Nos. 5,913,813, 5,931,774, 6,083,148, 6,413,204, and 6,482,142 are invalid and not infringed by Xoft. We believe that the claims against us are without merit and intend to vigorously defend this suit. There have been no significant changes to this suit. Given the early stage the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

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

	High	Low
2005:
First Quarter	$27.78	$21.02
Second Quarter	24.50	19.83
Third Quarter	27.50	21.26
Fourth Quarter	29.60	23.76
2006:
First Quarter	$30.77	$26.64
Second Quarter	28.34	23.80
Third Quarter	25.63	22.79
Fourth Quarter	29.17	22.88

On February 12, 2007, the last reported sales price of our common stock on The NASDAQ National Market was $30.28 per share. As of February 12, 2007, there were 365 holders of record of our common stock.

We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Stock Repurchase Program

We repurchased the following shares under our Stock Repurchase Program during the three months ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2006	—	$—	—	$100,000,000
November 2006	—	—	—	100,000,000
December 2006	300,000	28.56	300,000	91,433,000

Total	300,000	$28.56	300,000

We are authorized to repurchase up to $200 million of our common stock through open market purchases or private transactions that will be made from time to time as market conditions allow. The stock repurchase program is expected to be in effect until November 15, 2009. Shares repurchased under this program will be held in our treasury. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the three months and year ended December 31, 2006, we repurchased a total of 300,000 and 4,109,322 shares, respectively, with an aggregate cost of $8.6 million and $108.6 million, respectively. As of December 31, 2006, we had 21,579,212 shares held in treasury with an aggregate cost of $316.2 million.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statements of Income Data:
Net sales	$608,250	$508,251	$393,593	$303,060	$236,493
Cost of sales(1)	134,184	107,149	82,523	57,420	48,622

Gross profit	474,066	401,102	311,070	245,640	187,871

Operating expenses:
Research and development(1)	44,134	32,330	20,820	14,724	14,524
Sales and marketing(1)	161,925	131,346	102,011	79,547	69,971
General and administrative(1)	63,452	45,298	35,274	28,008	23,125
Restructuring(2)	2,885	—	—	—	—
Arbitration decision(3)	—	7,807	—	—	—
In-process research and development(4)	—	—	19,100	—	—
Expenses related to terminated merger(5)	—	—	—	—	5,705

Total operating expenses	272,396	216,781	177,205	122,279	113,325

Income from operations	201,670	184,321	133,865	123,361	74,546
Other income (expense), net(6)	13,002	(5,603)	(3,468)	2,622	2,711

Income before provision for income taxes	214,672	178,718	130,397	125,983	77,257
Provision for income taxes	75,135	65,232	56,809	49,763	29,363

Net income	$139,537	$113,486	$73,588	$76,220	$47,894

Net income per common and potential common share(7):
Basic	$1.22	$1.00	$0.66	$0.69	$0.40

Diluted	$1.16	$0.94	$0.63	$0.68	$0.39

Weighted average common and potential common shares outstanding(7):
Basic	114,009	113,528	111,148	110,983	120,114
Diluted	123,759	125,446	121,922	112,807	122,782

Balance Sheet Data:
Cash, cash equivalents and investment securities	$297,710	$220,619	$232,295	$177,897	$163,744
Total assets	1,164,714	1,039,879	809,350	390,900	361,626
Long-term debt	250,000	250,000	250,000	—	—
Retained earnings	426,255	286,718	173,232	99,644	23,424
Total stockholders’ equity	758,973	628,351	487,445	353,631	324,728

(1) In 2006, we incurred stock-based compensation expense under SFAS 123R (see Note 9 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K).

(2) We incurred a charge during the fourth quarter of 2006 for severance resulting from our planned transition of our Mountain View, California operations to our operations in Costa Rica and Massachusetts.

(3) We incurred a charge in connection with the DEKA Products Limited Partnership arbitration panel decision in the first quarter of 2005.

(4) We incurred in-process research and development charges totaling approximately $19.1 million in 2004 related to our acquisition of Novacept.

(5) We incurred charges totaling approximately $5.7 million in 2002 related to our terminated merger with Digene Corporation.

(6) Other income (expense), net includes a gain on sale of Vision Systems Limited shares of $13.1 million in 2006, including a realized foreign currency gain of $1.9 million related to this transaction.

(7) See Note 2(q) in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for an explanation of the computation of basic and diluted net income per share data.

(8) We have not issued dividends in any period presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cytyc Corporation is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostic and surgical products. Our products cover a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer, and radiation treatment of patients with malignant brain tumors.

Based on our divisional structure, we operate our business in three reportable segments: domestic diagnostic products, domestic surgical products and international. Our domestic diagnostics products segment develops and markets the ThinPrep® System in the United States primarily for use in cytology testing applications, such as cervical cancer screening. Our domestic surgical products segment develops and manufactures the NovaSure® System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding, the MammoSite® Radiation Therapy System, a device for the treatment of breast cancer that positions radiation sources directly into the post-lumpectomy site to optimize radiation treatment delivery while minimizing damage to healthy tissue, and the GliaSite® Radiation Therapy System for the treatment of malignant brain tumors. The domestic surgical products segment markets these products in the United States. Our international segment markets our diagnostic and surgical products outside of the United States.

Net sales have grown in all of our segments during the last three years through product diversification and increased sales volume within the women’s health market. Net sales in 2006 were $608.3 million, an increase of 20% from the prior year. Net income in 2006 was $139.5 million, an increase of 23% from the prior year. Net income per diluted share was $1.16 in 2006 compared to $0.94 in the prior year. Our strategy is to yield sustainable growth through diversification of our revenue streams. The growth in sales of our surgical products resulted from increased market penetration, as well as a full year of sales generated by the MammoSite and GliaSite Systems acquired during the prior year. The growth in our domestic diagnostic sales primarily reflects the growing adoption of the ThinPrep Imaging System, which was commercially released in June 2003 and which continues to strengthen and grow our ThinPrep System product line. We are also making investments in the enhancement of our current product offerings, as well as emerging technologies in such fields as cervical cancer and breast cancer diagnosis and treatment.

We are continuing to make investments in sales and marketing to better support our customers and help expand market demand, as well as to increase our market share and change medical practices.

The investment in our future is supported by our continued strong cash flow generated from operations of $173.7 million, $176.0 million and $137.6 million during 2006, 2005 and 2004, respectively, and our $297.7 million in cash, cash equivalents and investment securities as of December 31, 2006. We will continue to utilize our positive cash flow from operations to invest in our existing business operations as well as to make certain strategic acquisitions or investments.

We remain committed to our goal to become the market leader in providing innovative technologies that improve women’s health and that cover a range of cancer applications. The strength of our existing capabilities in the fields of obstetrics and gynecology, breast cancer diagnosis and treatment, and malignant brain tumor treatment, including the size of our dedicated sales team, our clinically driven marketing approach, and our training to date of thousands of medical professionals, provide the foundation for our growth. We are confident in our ability to drive long-term shareholder value using the principles of our mission, our strong product offerings, and continued commitment to expansion of our existing product offerings.

Understanding Our Financial Information

Our financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes to the Consolidated Financial Statements as of December 31, 2006 and 2005 and for each of the three years ended December 31, 2006, 2005, and 2004. The following will assist you in fully understanding our financial information.

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

We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of long-lived assets, intangibles or goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No significant impairment charges have been recorded to date. We are required to perform an impairment review for goodwill on an annual basis, or earlier if indicators of potential impairment exist. Based on our impairment review during 2006, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At December 31, 2006, we had $569.0 million of net intangible assets, of which $386.5 million represented goodwill. An impairment of our intangible assets could result in a material, non-cash expense in our consolidated statement of income.

Income Taxes and Deferred Taxes.

We file income tax returns in eleven countries as well as many states and other localities. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, non-deductible items and changes in enacted tax rates. A 1% change in our 2006 effective income tax rate would have the effect of changing net income by approximately $2.1 million or $0.02 per diluted share. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” and “deferred tax liabilities” on our consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We are undergoing various audits on the state level. We expect these audits to conclude at various dates throughout 2007. Although we believe we have adequate reserves for potential assessments, we recognize liabilities for potential tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that these reserves are greater or less than the amounts paid, we will adjust the reserves and recognize a tax benefit or charge during the period in which we make the determination or, if the adjustments to the reserves relate to deferred tax assets recorded in connection with an acquisition, we will adjust the carrying value of goodwill. During the twelve months ended December 31, 2006 we completed tax audits that resulted in the recognition of a tax benefit in our consolidated statement of income of approximately $2 million.

Legal Proceedings.

We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. During the first quarter of 2005, we recorded a pre-tax charge in the amount of $7.8 million, which was in addition to the $1.3 million we had previously recorded, in connection with an arbitration panel’s decision regarding the DEKA Products Limited Partnership proceeding against Cytyc. Our significant legal proceedings are discussed in Note 10(e) to our consolidated financial statements.

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

Our estimates of the fair value of future equity awards will be affected by the future market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the related income tax impact, the expected volatility of the common stock, the number of stock options to be forfeited and exercised by employees, and the expected term of options granted.

As noted above, we determine the fair value of stock options and employee stock purchase plan shares by using the Black-Scholes option pricing model and applying the multiple-option valuation approach to the stock option valuation. The options have graded-vesting on an annual basis over an average vesting period of four years. In applying the multiple-option approach, we separately value each option “tranche” based on when the tranche vests. We estimate the expected option term by calculating the average period of time before the employees exercise their options and add this to the vesting period of each tranche. Historically, this period of time has averaged one year from the date the options vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For equity awards granted prior to the adoption of SFAS No. 123R, we estimated the volatility of the common stock using historical volatility. For equity awards granted since January 1, 2006, we are estimating the volatility of the common stock using a combination of historical and implied volatility, as discussed in Staff Accounting Bulletin (“SAB”) No. 107, Considering the interaction between SFAS 123R and certain Securities and Exchange Commission rules and regulations. By using this combination, we are taking into consideration the historical realized volatility, as well as factoring in estimates of future volatility that we believe will differ from historical as a result of our product diversification over the last two years, the market performance of our common stock, the volume of activity of the underlying shares, the availability of actively traded options of our common stock, and overall market conditions.

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

The income statement classification of our stock-based compensation is consistent with the classification of our cash compensation expense related to the salaries of the employee option holders. Total stock-based compensation recognized in our consolidated statement of income for the year ended December 31, 2006 is as follows:

Amount
(in thousands)

Cost of sales	$1,268
Research and development	2,959
Sales and marketing	9,301
General and administrative	7,610

Total stock-based compensation expense	$21,138

The adoption of SFAS No. 123R in 2006 resulted in a $(0.13) and $(0.10) reduction of our basic and diluted earnings per share, respectively.

As of December 31, 2006, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $29.1 million. This amount is expected to be recognized over a weighted-average period of 3.0 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

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

Results of Operations

Net Sales

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006/ 2005	2005/ 2004
	(in millions)
Domestic Diagnostic Products	$334.0	$311.3	$289.5	7%	8%
Domestic Surgical Products(1)	206.0	143.9	62.5	43%	130%
International(2)	68.3	53.1	41.6	29%	28%

Total Company	$608.3	$508.3	$393.6	20%	29%

(1) Our 2005 operating results include the results of Proxima from the date of acquisition (March 7, 2005) Our 2004 operating results include the results of Novacept from the date of acquisition (March 24, 2004).

(2) The international segment includes international sales of our diagnostic products of $62.3 million, $50.3 million and $40.5 million in 2006, 2005 and 2004, respectively. This segment also includes international sales of our surgical products of $6.0 million, $2.8 million, and $1.1 million in 2006, 2005, and 2004 respectively.

Net sales for each segment as a percentage of total consolidated net sales is as follows (dollars in millions):

Our domestic surgical products net sales increased 43% in 2006 as compared to 2005 and increased 130% in 2005 as compared to 2004, primarily reflecting growth in unit sales and increased average sales price of single-use disposable devices of both the NovaSure System and MammoSite Radiation Therapy System. These increases also reflect the timing of our acquisitions of Proxima (March 7, 2005) and Novacept (March 24, 2004). Domestic net sales of our NovaSure System represented 85% and 86% of the domestic surgical products division’s net sales in 2006 and 2005, respectively, and net sales of the MammoSite Radiation Therapy System represented 14% and 12% of the domestic surgical products division’s net sales in 2006 and 2005, respectively. Our 2005 operating results include the results of Proxima from the date of acquisition and our 2004 operating results include the results of Novacept from the date of acquisition.

Our domestic diagnostic products net sales increased 7% in 2006 as compared to 2005 and 8% in 2005 as compared to 2004, due primarily to the continued increase in adoption and utilization of the ThinPrep Imaging System across our customer base.

Net sales in our international division, which is comprised of sales to customers outside the United States of both diagnostic and surgical products, increased 29% in 2006 as compared to 2005 and 28% in 2005 as compared to 2004. The increase in each year primarily reflects higher unit sales of the ThinPrep Pap Test and the NovaSure single-use disposable devices.

For the year ended December 31, 2006, no customer represented 10% or more of our consolidated net sales. Net sales to one customer within our domestic diagnostic division represented 11% and 17% of our consolidated net sales in 2005 and 2004, respectively.

Gross Margin

Our gross margin was 78% in 2006 and was 79% in 2005 and 2004. The gross margin decreased during 2006, in part reflecting the inclusion of $1.3 million of stock-based compensation expense within cost of sales. Apart from this impact, gross margin reflected product mix, with increased placements of the ThinPrep Imaging System and growth in international sales of our diagnostic products, both of which generally have lower profit margins than sales of our disposable devices in the United States. The gross margin remained consistent in 2005 as compared to 2004, as the impact of domestic net sales of the ThinPrep Pap Test and increasing sales of the higher-margin NovaSure and MammoSite disposable devices were offset by increased placements of the ThinPrep Imaging System and growth in international sales of our diagnostic products, both of which generally have lower profit margins.

Operating Expenses

Total operating expenses increased to $272.4 million for 2006, an increase of 26% over 2005, as compared to an increase of 22% in 2005 over 2004. Operating expenses in 2006 include $19.9 million of stock-based compensation expense pursuant to the provisions of SFAS No. 123R. As a result of the adoption of SFAS No. 123R on January 1, 2006, as required, we began to recognize all stock-based compensation to employees, including grants of employee stock options, in the financial statements based on their fair values. Operating expenses in 2006 also include a restructuring charge of $2.9 million relating to our decision to consolidate our Mountain View, California operations into our existing operations in Costa Rica and Massachusetts. Operating expenses in 2005 include a $7.8 million charge as a result of an arbitration decision (see Note 10(e) to our consolidated financial statements and our operating expenses in 2004 include a charge of $19.1 million to write off acquired in-process research and development costs related to our acquisition of Novacept in March 2004. The following is a summary of operating expenses for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,			Percent of Net Sales
	2006	2005	2004	2006	2005	2004
	(in millions)
Research and development (includes stock based compensation expense under SFAS No. 123R of $3.0 million for the year 2006)	$44.1	$32.3	$20.8	7%	6%	5%
Sales and marketing (includes stock based compensation expense under SFAS No. 123R of $9.3 million for the year 2006)	161.9	131.4	102.0	27%	26%	26%
General and administrative (includes stock based compensation expense under SFAS No. 123R of $7.6 million for the year 2006)	63.5	45.3	35.3	10%	9%	9%
Restructuring	2.9	—	—	1%	—	—
Arbitration decision	—	7.8	—	—	2%	—
In-process research and development	—	—	19.1	—	—	5%

Total operating expenses	$272.4	$216.8	$177.2	45%	43%	45%

Research and Development

Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System, the NovaSure System, the MammoSite Radiation Therapy System and the GliaSite Radiation Therapy System, through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic and surgical devices and therapeutic applications for cancer and women’s health, through our existing intellectual property as well as the acquisition of new intellectual property. Our research and development costs increased to $44.1 million in 2006, an increase of $11.8 million or 37%, over 2005, as compared to an increase of $11.5 million or 55% in 2005 over 2004, primarily reflecting: (1) $3.0 million of stock-based compensation expense recorded in 2006 pursuant to SFAS No. 123R; (2) $4.1 million and $3.7 million of incremental non-cash amortization of our developed technology intangible assets during 2006 and 2005, respectively, specifically resulting from our acquisitions of Novacept in March 2004 and Proxima in March 2005, which are amortized using the cash flow method; (3) incremental expenses supporting the MammoSite Radiation Therapy System which were included in our operating results for the full year of 2006 as compared to slightly more than nine months in 2005 and none in 2004; and (4) increased engineering costs and clinical trial costs to continue to improve the NovaSure System and the MammoSite Radiation Therapy System and to develop related technologies to grow our product lines, as well as incremental clinical trial costs in support of the FirstCyte Breast Test.

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

Sales and Marketing

Sales and marketing costs increased to $161.9 million for the year ended December 31, 2006, an increase of $30.6 million or 23% over 2005, as compared to a 29% increase in 2005 over 2004, primarily due to incremental sales and marketing costs of our domestic surgical products division. These costs reflect: (1) $9.3 million of stock-based compensation expense during the year ended December 31, 2006 pursuant to SFAS No. 123R; (2) the continued growth in the sales force to support increased sales of our surgical products, including the expansion of our domestic sales force resulting from the acquisition of Proxima in March 2005; and (3) customer training costs associated with increased sales of our surgical products to new customers. These incremental costs were slightly offset by a decrease in costs related to the integration and cross-training of our sales forces, as the majority of these costs were incurred during 2005 following the Proxima acquisition.

The 29% increase to $131.4 million for the year ended December 31, 2005 over 2004, was primarily due to sales and marketing costs at our domestic surgical products division. The increase of approximately $29.4 million in 2005 reflects the expansion of our domestic sales force resulting from the acquisitions of Novacept and Proxima in March 2004 and 2005, respectively, costs to integrate and cross-train our sales forces following the Proxima acquisition and costs associated with a direct-to-consumer marketing program launched during 2005 for our NovaSure product. In addition, we incurred incremental sales and marketing costs of approximately $3.4 million in 2005 as compared to 2004 to support our international expansion efforts.

Overall, our sales and marketing expense increased to 27% of net sales in 2006 as compared to 26% in both 2005 and 2004.

General and Administrative

General and administrative costs increased to $63.5 million for the year ended December 31, 2006, an increase of $18.2 million or 40% over 2005 and such costs increased 28% to $45.3 million for the year ended December 31, 2005 over 2004, primarily due to: (1) $7.6 million of stock-based compensation expense during the year ended December 31, 2006, pursuant to SFAS No. 123R; (2) $3.6 million of costs associated with the acquisition and sale of shares of Vision Systems Limited; and (3) increased costs during 2006 and 2005 to support the growth of our business, such as increases in personnel and facility costs, enhancements to our management information systems and increases in our product liability insurance coverage. The increases in general and administrative costs during 2006 were offset in part by a decrease in costs associated with litigation as compared to 2005 (see Note 10(e) to our consolidated financial statements).

As a percentage of net sales, general and administrative expenses were 10% in 2006 and 9% in both 2005 and 2004.

Restructuring

During the fourth quarter of 2006, our management approved a restructuring plan designed to reduce future operating expenses, by consolidating our Mountain View, California operations into our existing operations in Costa Rica and Massachusetts. In connection with this plan, we incurred $2.9 million of restructuring costs during the fourth quarter of 2006 related to severance expenses and expect to incur additional restructuring costs in 2007 of approximately $5 million to $6 million, primarily resulting from retention costs and incremental depreciation of leasehold improvements. None of the severance has been paid as of December 31, 2006 and all is expected to be paid during 2007.

Other Income (Expense), net

As a result of the sale of our shares of Vision Systems Limited in December 2006, we realized a gain of $11.2 million and included this gain within gain on strategic investments, net in our consolidated statement of income. In addition we recorded a realized foreign currency gain of $1.9 million related to this transaction and included such gain in other income (expense).

We recorded interest expense of $7.5 million, $7.2 million, and $5.4 million for the years ended December 31, 2006, 2005, and 2004, respectively, related primarily to our 2.25% convertible notes due 2024, which were issued on March 22, 2004, including amortization of $1.7 million, $1.5 million, and $1.2 million, respectively, of deferred financing costs, primarily associated with the issuance of these notes. Interest income increased to $7.2 million, $3.3 million, and $2.4 million in each of the years ended December 31, 2006, 2005 and 2004, respectively, as the average interest rate for our cash, cash equivalents and investment securities was higher in each year as compared to the immediately preceding year.

Income Taxes

During the year ended December 31, 2006, we completed tax audits that resulted in the recognition of a tax benefit in our consolidated statement of income of approximately $2 million and a decrease in our effective tax rate for 2006 to 35%. Our effective tax rates for 2005 and 2004 were 36.5% and 43.6%, respectively. Exclusive of the effects of the non-deductible $19.1 million in-process research and development charge incurred in connection with the Novacept acquisition in March 2004, our effective tax rate for 2004 would have been 38%. The decrease from 2005 to 2006 was due to the completion of various tax audits and an increase in tax-exempt interest income. The decrease from 2004 to 2005 was due to savings from tax planning initiatives which began in 2003, as well as the impact in 2005 of the American Jobs Creation Act of 2004. We are undergoing various audits on the state level and we expect these audits to conclude at various dates throughout 2007. Although we believe we have adequate reserves for potential assessments, we recognize liabilities for potential tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that these reserves are greater or less than the amounts paid, we will adjust the reserves and recognize a tax benefit or charge during the period in which we make the determination or, if the adjustments to the reserves relate to deferred tax assets recorded in connection with an acquisition, we will adjust the carrying value of goodwill. We estimate that our effective tax rate for 2007 will be in the range of 35% to 35.5% as we continue to realize savings from tax planning initiatives, as well as the impact of the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

At December 31, 2006, we had cash, cash equivalents and investment securities totaling $297.7 million. Cash provided by operations was $173.7 million for 2006, a decrease of 1%, as compared to cash from operations of $176.0 million in 2005, primarily as a result of our $11.4 million payment to DEKA during the first quarter of 2006 relating to the arbitration panel decision (see Note 10(e) to our consolidated financial statements), partially offset by increased net sales and timing of cash collections as compared to the prior year. Cash provided by operations in 2005 increased 28% as compared to cash from operations of $137.6 million in 2004, primarily as a result of increased net sales and the utilization of favorable tax attributes included in the Novacept and Proxima acquisitions. Our net accounts receivable increased 15% to $94.9 million at December 31, 2006, as compared to $82.8 million at December 31, 2005, reflecting continued growth in net sales, as well as the timing of cash collections. Our Days Sales Outstanding improved to 52 days at December 31, 2006 as compared to 53 days at December 31, 2005. We have had no significant issues of collectibility. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to the estimated number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 23% to $29.5 million at December 31, 2006, as compared to $24.0 million at December 31, 2005, primarily reflecting an increase in inventory to support growth in net sales across our business.

Our investing activities used cash of $120.6 million in 2006, primarily as a result of: (1) the March 2006 payment of $21.1 million to the former Proxima shareholders for the contingent earn-out payments relating to incremental sales growth in our breast-related products during 2005 (see Note 4(b) to our consolidated financial statements); (2) our investment of $25.5 million in equipment under customer usage agreements, of which approximately $21.0 million represented ThinPrep Imaging Systems units; (3) $22.3 million of capital expenditures during 2006, related primarily to our investment in manufacturing processes and information systems to support the growth of our business; and (4) $48.5 million net purchases of investment securities, including proceeds of $11.2 million from the sale of our shares of Vision Systems Limited in December 2006 (see Note 4(d) to our consolidated financial statements).

Our investing activities used cash of $152.4 million in 2005, primarily related to the purchase of Proxima in March 2005, partially offset by net proceeds from sales and maturities of investment securities. As of December 31, 2005, we paid $163.0 million of the Proxima purchase price using a combination of cash, cash equivalents and investment securities to fund the purchase. During 2005, we also invested $27.3 million in equipment used under customer usage agreements, of which approximately $22.0 million represented ThinPrep Imaging Systems for use at customer sites. We also made $13.4 million of capital expenditures during 2005, related primarily to our investment in manufacturing processes, facilities and information systems to support the growth of our business, as well as costs to manufacture the ThinPrep Imaging System units to be placed at customer sites under usage agreements.

During 2007, we expect to invest between $45 million and $50 million for the manufacture of equipment to be placed at customer sites and capital expenditures, including an investment in systems and infrastructure improvements and other machinery and equipment purchases to support the growth in our business. In addition, we will pay $3.6 million in 2007 to the former shareholders of Proxima resulting from contingent earn-out payments earned during 2006 and included in the purchase price for Proxima (see Note 4(b) to the consolidated financial statements). There will be no further contingent earn-out payments associated with the Proxima acquisition after the aforementioned payments are made.

Our financing activities in 2006 used cash of $36.7 million, primarily reflecting our repurchase of $108.6 million of our common stock as part of our stock repurchase program, partially offset by proceeds of $65.8 million and $3.8 million from the exercise of stock options and employee purchases of our common stock under the employee stock purchase plan, respectively. Our financing activities in 2005 generated cash of $14.0 million, resulting from proceeds of $61.1 million and $2.9 million from the exercise of stock options and employee purchases of our common stock under the employee stock purchase plan, respectively, partially offset by our repurchase of $50.1 million of our common stock, including $0.1 million in commissions, as part of our stock repurchase program.

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

Credit Agreement— On June 30, 2006, we entered into a five-year Credit Agreement (the “Credit Agreement”) with a syndicate of five lenders. The Credit Agreement provided for a $150 million senior unsecured revolving credit facility. On October 6, 2006, we and our related lenders amended the Credit Agreement in order to, among other items, increase the committed amount to $345 million and to include one additional lender into the syndicate of lenders. We may request an increase in available borrowings under the Credit Agreement by an additional amount of up to $155 million (for a maximum amount of $500 million) upon satisfaction of certain conditions. These increased borrowings may be provided either by one or more existing lenders upon our obtaining the agreement of such lender(s) to increase commitments or by new lenders being added to the credit facility. The loan proceeds are available to be used by us and our subsidiaries to finance working capital needs and for general corporate purposes, including future business acquisitions, as defined. Four of our wholly-owned subsidiaries are guarantors under the Credit Agreement.

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

As of December 31, 2006, we had no balance outstanding under this Credit Agreement.

Contractual Obligations — Our future contractual cash obligations as of December 31, 2006 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Operating leases	$84,830	$8,960	$9,249	$9,045	$8,724	$8,812	$40,040
Capital lease(1)	12,328	588	924	939	982	982	7,913
Inventory purchase commitments	20,011	4,011	4,000	3,000	3,000	3,000	3,000
Contingent earn-out payments to former shareholders of Proxima(2)	3,613	3,613	—	—	—	—	—
Private equity investment commitment(3)	3,400	3,400	—	—	—	—	—
Restructuring(4)	2,885	2,885	—	—	—	—	—
Long-term debt:
Principal(5)	250,000	—	—	250,000	—	—	—
Interest	14,063	5,625	5,625	2,813	—	—	—

Total contractual cash obligations	$391,130	$29,082	$19,798	$265,797	$12,706	$12,794	$50,953

(1) Represents the lease of a facility located in Marlborough, Massachusetts to be used principally as a manufacturing facility. The lease was entered into on July 11, 2006. See Note 7(c) to the consolidated financial statements.

(2) A portion of our purchase price for Proxima included contingent earn-out payments tied to future performance milestones. These contingent earn-out payments were based on incremental sales growth in the breast-related products during 2005 and 2006, were subject to an aggregate cap of $65 million and were recorded as additional goodwill when earned. As of December 31, 2006, we have accrued $3.6 million for contingent earn-out payments relating to 2006 performance milestones that will be paid during the first quarter of 2007. In March 2006, we paid $21.1 million for the contingent earn-out payments relating to incremental sales growth in the breast-related products during 2005. See Note 4(b) to the consolidated financial statements.

(3) Relates to our $5 million private equity investment commitment, which may be paid over the next two years. See Note 10(d) to the consolidated financial statements.

(4) Represents the maximum severance costs associated with our decision during the fourth quarter of 2006 to consolidate our Mountain View, California operations into our Costa Rica and Massachusetts operations. We are committed to paying these amounts subject to the terms and conditions of the separation and retention agreements. Payments could be less should employees leave Cytyc prior to the separation dates in the agreements.

(5) Relates to our $250 million aggregate principal amount of 2.25% convertible senior notes described above. The amounts in the table above include interest and principal payable assuming redemption at the earliest redemption date of March 5, 2009. These amounts assume that conversion of the notes into shares of our common stock does not occur.

Our operating lease obligations relate primarily to our facilities, but also include certain automobiles and office equipment outside of the United States. These operating leases have expiration dates ranging from 2007 through 2018. In addition to operating leases, we have certain long-term supply contracts with remaining terms of up to six years to assure continuity of supply of certain key components and raw materials, while maintaining high quality and reliability. In certain of these contracts, a minimum purchase commitment has been established. Our inventory purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. We have completed our initial evaluation of the impact of the January 1, 2007 adoption of FIN No. 48 and determined that such adoption is not expected to have a material impact on our financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB No. 108 on January 1, 2007, as required and such adoption did not have any impact on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of December 31, 2006, we were not a party to any derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. At December 31, 2006, all of our investments were in municipal bonds that are carried at fair value on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-36 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control.

During the fourth quarter of 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006, is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Cytyc Corporation

Marlborough, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A of Form 10-K, that Cytyc Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in 2006.

Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2007

Ite m 9B. Other Information

None.

Part III

Item 10. Directors, Executive O fficers and Corporate Governance

The information required under this item may be found under “Executive Officers of Cytyc Corporation” in Part I, Item 1 – “Business” of this Annual Report on Form 10-K, as well as under the sections captioned “Election of Directors”, “Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of Our Company” in our Proxy Statement (the “2007 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006, and is incorporated herein by reference.

Item 11. Exec utive Compensation

The information required under this item may be found under the section captioned “Compensation and Other Information Concerning Directors and Officers” in the 2007 Proxy Statement, and is incorporated herein by reference.

Stock Option Review

During 2006, the Company’s internal audit department, acting under the direction and supervision of the Audit Committee of the Board of Directors, reviewed the Company’s employee stock option granting practices and no inappropriate grant dates were identified. Such work of the Company’s internal audit department has been reviewed by the independent outside counsel of the Audit Committee, which performed certain additional procedures and also identified no inappropriate grant dates.

In addition, in the first quarter of 2007, at the request of the general counsel and the chief executive officer, the Audit Committee, with the assistance of independent outside counsel, conducted a voluntary review of circumstances relating to the exercising of employee stock options. As a result of that review, the Audit Committee concluded with respect to two current executives — the chief executive officer and the general counsel — that on several occasions during the period from 1996 through 2002, qualified incentive stock options granted under the Company’s stock option plan (the “Plan”) were reported as having been exercised before all of the actions required by the Plan to effect such an exercise were completed. The financial impact of these incentive stock option exercises on the Company’s financial statements was immaterial for all relevant periods. Moreover, the Board concluded that the affected executives did not understand the potential implications of these actions. The executives have reimbursed the Company for both additional amounts which might have been due the Company, as well as a portion of the costs of the Audit Committee’s review. The Board continues to have full confidence in the integrity of the affected individuals.

Item 12. S ecurity Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

In May 2004, our stockholders approved the Cytyc Corporation 2004 Omnibus Stock Plan (the “2004 Omnibus Plan”), which is our primary plan for grants of equity and provides for the issuance of up to 12,250,000 shares of our common stock, no more than 8,200,000 of which shares may be issued as awards other than stock options or stock appreciation rights. The 2004 Omnibus Plan provides for grant of various incentives, including stock options and other stock-based awards. Prior to the approval of the 2004 Omnibus Plan, we had various employee and director equity compensation plans, including the 1989 Stock Plan, the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan, the 2001 Non-Employee Director Stock Plan. These plans were terminated with the adoption of the 2004 Omnibus Plan and, although awards are still outstanding under these plans, no further awards may be issued under these plans.

All of our equity compensation plans have been approved by our stockholders. We do not have any warrants or stock appreciation rights outstanding under our equity compensation plans. The following table summarizes information about our equity compensation plans at December 31, 2006:

Number of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Shares Available for Future Issuance
15,755,150	$20.82	4,929,238

Additional information required under this item may be found under the section captioned “Securities Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Re lated Transactions, and Director Independence

The information required under this item may be found under the sections captioned “Certain Relationships and Related Transactions” and “Governance of Our Company” in the 2007 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees an d Services

The information required under this item may be found under the sections captioned “Audit Fees” and “Pre-Approval of Services by the Independent Auditor” in the 2007 Proxy Statement and is incorporated herein by reference.

Deloitte & Touche LLP (“D&T”) has informed the Audit Committee of the Board of Directors of Cytyc of the matters described below regarding their evaluation of independence matters. The Audit Committee and D&T have separately considered the impact that these items have on D&T’s auditor independence and have concluded that there has been no impairment of D&T’s independence. The Audit Committee and D&T considered, among other factors, the following (all of which were relevant to certain of the matters described below and only some of which were relevant to other matters) in assessing these matters: the nature of the services and activities involved, the insignificant amounts involved, the de minimis fees paid to the entities that are related to D&T, the ministerial nature of certain of these matters, the fact that relevant Cytyc and D&T personnel were unaware of the matters and the fact that prompt corrective actions were taken by D&T when the matters were identified.

On one occasion, an accounting firm outside the U.S. that is related to D&T performed a statutory tax computation service for a foreign subsidiary of Cytyc. On a separate occasion, another accounting firm outside the U.S. that is related to D&T held an immaterial amount of funds for a foreign subsidiary of Cytyc in connection with the filing of value added tax returns for that foreign subsidiary. In addition, the chairman of Cytyc’s Audit Committee, who was a D&T partner prior to his resignation in 1995, as well as one Cytyc employee who serves in a financial reporting oversight role and who was a former D&T employee, were vested participants in a non-contributory defined benefit pension plan for employees of D&T that was under-funded. Neither individual was aware of the under-funded status of the plan, and since the discovery of this matter, the obligations due these individuals under this plan have been funded.

Part IV

Item 15. Exhibit s and Financial Statement Schedules

(a)(1) Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index on page F-1.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

(a)(3) List of Exhibits.

The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
2.1(16)	Agreement and Plan of Merger, dated March 1, 2004, by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.2(17)	Amendment No. 1, dated March 22, 2004, to the Agreement and Plan of Merger by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.3(32)	Agreement and Plan of Merger and Reorganization among Cytyc Corporation, Polaris Acquisition Corp., Proxima Therapeutics, Inc. and a Stockholders’ Representative, dated February 9, 2005.

2.4(36)	Agreement and Plan of Merger, dated as of February 11, 2007, by and among Cytyc Corporation, Augusta Medical Corporation and Adeza Biomedical Corporation.

3.1(2)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(31)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(1)	Specimen certificate representing the Common Stock.

4.2(3)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(15)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(13)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

4.6(18)	Indenture, dated as of March 22, 2004, between Cytyc Corporation and U.S. Bank Trust National Association, including the form of Note.

4.7(19)	Registration Rights Agreement, dated as of March 22, 2004, among Cytyc Corporation and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Piper Jaffray & Co.

4.8(20)	Senior Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

4.9(21)	Subordinated Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

10.1(1)*	1988 Stock Plan.

Exhibit No.	Description
10.2(1)*	1989 Stock Plan.

10.3(1)*	1995 Stock Plan.

10.4(6)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.

10.5(7)*	1995 Employee Stock Purchase Plan, as amended.

10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.

10.7(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.

10.8(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.

10.9(8)*	2001 Non-Employee Director Stock Plan.

10.10(9)*	Pro Duct Health, Inc. 1998 Stock Plan.

10.11(10)#	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002.

10.12(10)#	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.13(11)#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003.

10.14(12)*	Amended and Restated Director Compensation Method Plan.

10.15(14)*	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.

10.16(22)#	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.17(23)*	Cytyc Corporation 2004 Omnibus Stock Plan.

10.18(24)*	Cytyc Corporation 2004 Employee Stock Purchase Plan.

10.19(25)*	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers.

10.20(26)*	Form of Incentive Stock Option Agreement for Executive Officers.

10.21(27)*	Form of Nonqualified Stock Option Agreement for Executive Officers.

10.22(28)*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors.

10.23(30)*	Form of Restricted Stock Agreement.

10.24(33)*	Form of Restricted Stock Unit Agreement.

10.25(29)#	Master Agreement, dated October 15, 2004, between Cytyc Corporation and Laboratory Corporation of America.

10.26(19)	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.

10.27**	Summary of Director Compensation.

Exhibit No.	Description
10.28(34)	Credit Agreement, dated June 30, 2006, between Cytyc Corporation and JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as lenders.

10.29(35)	Amendment No. 1, dated October 6, 2006, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and SunTrust Bank, as Administrative Agent.

10.30**	Amendment No. 2, dated February 5, 2007, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and Sun Trust Bank, as Administrative Agent.

21.1**	List of Our Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP.

24.1**	Power of Attorney (see signature page hereto).

31.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(14) Incorporated herein by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(15) Incorporated herein by reference to Exhibits to our Annual Report on Form 10-K, filed January 30, 2004.

(16) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed March 5, 2004.

(17) Incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K/A, filed April 27, 2004.

(18) Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-116237), filed June 7, 2004.

(19) Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-116237), filed June 7, 2004.

(20) Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-120013), filed October 18, 2004.

(21) Incorporated herein by reference to Exhibit 4.3 to our Registration Statement on Form S-3 (File No. 333-120013), filed October 19, 2004.

(22) Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 6, 2004.

(23) Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (File No. 333-117812).

(24) Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-117812).

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

(30) Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed September 19, 2005.

(31) Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.

(32) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed February 15, 2005.

(33) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 14, 2005.

(34) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006.

(35) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 13, 2006.

(36) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed February 13, 2007.

* Indicates a management contract or any compensatory plan, contract or arrangement.

** Filed herewith.

# Confidential treatment granted as to certain portions.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTYC CORPORATION
Date: March 1, 2007	By:	/S/ TIMOTHY M. ADAMS
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

Signature	Title(s)	Date

/S/ PATRICK J. SULLIVAN Patrick J. Sullivan	Chief Executive Officer (Principal Executive Officer), President, and Chairman of the Board of Directors	March 1, 2007

/S/ TIMOTHY M. ADAMS Timothy M. Adams	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007

/S/ WALTER E. BOOMER Walter E. Boomer	Director	March 1, 2007

/S/ SALLY W. CRAWFORD Sally W. Crawford	Director	March 1, 2007

/S/ BROCK HATTOX Brock Hattox	Director	March 1, 2007

/S/ DANIEL LEVANGIE Daniel Levangie	President, Cytyc Surgical Products, Executive Vice President, Director	March 1, 2007

/S/ JOSEPH B. MARTIN, M.D., PH.D Joseph B. Martin, M.D., Ph.D	Director	March 1, 2007

Signature	Title(s)	Date

/S/ WILLIAM MCDANIEL William McDaniel	Vice Chairman of the Board of Directors	March 1, 2007

/S/ MARLA PERSKY Marla Persky	Director	March 1, 2007

/S/ WAYNE WILSON Wayne Wilson	Director	March 1, 2007

CYTYC CORPORATION

REPORT OF INDEPENDEN T REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

Cytyc Corporation

Marlborough, Massachusetts

We have audited the accompanying consolidated balance sheets of Cytyc Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006, as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2007

CY TYC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$140,680	$123,468
Investment securities	157,030	97,151
Accounts receivable, net of allowance of $1,951 and $1,592 at December 31, 2006 and 2005, respectively	94,943	82,833
Inventories, net	29,503	24,033
Deferred tax assets, net	9,065	4,266
Prepaid expenses and other current assets	5,932	5,539

Total current assets	437,153	337,290

Property and equipment, net	149,007	113,610

Intangible assets:
Patents and developed technology, net of accumulated amortization of $23,914 and $13,018 at December 31, 2006 and 2005, respectively	182,477	192,572
Goodwill	386,533	389,385

Total intangible assets	569,010	581,957

Other assets, net	9,544	7,022

Total assets	$1,164,714	$1,039,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,514	$10,627
Accrued expenses	56,688	74,291
Deferred revenue	4,935	4,265

Total current liabilities	74,137	89,183

Deferred tax liabilities, net	64,145	70,101
Long-term debt	250,000	250,000
Other non-current liabilities	17,459	2,244
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value—
Authorized—5,000,000 shares
No shares issued or outstanding	—	—
Common stock, $0.01 par value—
Authorized—400,000,000 shares
Issued— 136,305,345 and 132,743,281 in 2006 and 2005, respectively
Outstanding— 114,726,133 and 115,273,391 in 2006 and 2005, respectively	1,363	1,327
Additional paid-in capital	644,552	545,761
Treasury stock, at cost: 21,579,212 and 17,469,890 shares in 2006 and 2005, respectively	(316,153)	(207,503)
Accumulated other comprehensive income	2,956	2,048
Retained earnings	426,255	286,718

Total stockholders’ equity	758,973	628,351

Total liabilities and stockholders’ equity	$1,164,714	$1,039,879

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Net sales	$608,250	$508,251	$393,593
Cost of sales	134,184	107,149	82,523

Gross profit	474,066	401,102	311,070

Operating expenses:
Research and development	44,134	32,330	20,820
Sales and marketing	161,925	131,346	102,011
General and administrative	63,452	45,298	35,274
Restructuring	2,885	—	—
Arbitration decision	—	7,807	—
In-process research and development	—	—	19,100

Total operating expenses	272,396	216,781	177,205

Income from operations	201,670	184,321	133,865

Other income (expense), net:
Interest income	7,207	3,280	2,418
Interest expense	(7,506)	(7,168)	(5,376)
Gain on equity investments, net	10,766	—	—
Other	2,535	(1,715)	(510)

Total other income (expense), net	13,002	(5,603)	(3,468)

Income before provision for income taxes	214,672	178,718	130,397
Provision for income taxes	75,135	65,232	56,809

Net income	$139,537	$113,486	$73,588

Net income per common and potential common share:
Basic	$1.22	$1.00	$0.66

Diluted	$1.16	$0.94	$0.63

Weighted average common and potential common shares outstanding:
Basic	114,009	113,528	111,148
Diluted	123,759	125,446	121,922

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Comprehensive Income	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		Number of Shares	Value

Balance, January 1, 2004	—	124,725,579	$1,247	$405,828	$(155,767)	$2,679	$99,644	$353,631
Exercise of common stock options	—	3,832,697	39	46,074	—	—	—	46,113
Issuance of shares under employee stock purchase plan	—	128,687	1	1,915	—	—	—	1,916
Issuance of shares under directors’ and executive stock plans	—	20,309	—	309	—	—	—	309
Repurchase of 135,000 shares of common stock	—	—	—	—	(1,680)	—	—	(1,680)
Tax benefit from stock options exercised	—	—	—	13,139	—	—	—	13,139
Comprehensive income :
Net income	$73,588	—	—	—	—	—	73,588	73,588
Other comprehensive income, net– Unrealized loss on securities	(322)	—	—	—	—	(322)	—	(322)
Translation adjustments	751	—	—	—	—	751	—	751

Comprehensive income	$74,017	—	—	—	—	—	—	—

Balance, December 31, 2004	—	128,707,272	1,287	467,265	(157,447)	3,108	173,232	487,445
Exercise of common stock options	—	3,942,453	40	62,326	—	—	—	62,366
Issuance of shares under employee stock purchase plan	—	146,555	1	2,936	—	—	—	2,937
Issuance of shares under directors’ and executive stock plans	—	19,247	—	473	—	—	—	473
Common stock received for exercise of stock options	—	(72,246)	(1)	(1,224)	—	—	—	(1,225)
Repurchase of 2,190,851 shares of common stock	—	—	—	—	(50,056)	—	—	(50,056)
Tax benefit from stock options exercised	—	—	—	13,985	—	—	—	13,985
Comprehensive income :
Net income	$113,486	—	—	—	—	—	113,486	113,486
Other comprehensive income, net– Unrealized gain on securities	208	—	—	—	—	208	—	208
Translation adjustments	(1,268)	—	—	—	—	(1,268)	—	(1,268)

Comprehensive income	$112,426	—	—	—	—	—	—	—

Balance, December 31, 2005	—	132,743,281	1,327	545,761	(207,503)	2,048	286,718	628,351
Exercise of common stock options	—	3,385,544	34	65,781				65,815
Issuance of shares under employee stock purchase plan	—	169,520	2	3,768	—	—	—	3,770
Issuance of options under employee stock option plan and shares under employee stock purchase plan	—	—	—	21,138	—	—	—	21,138
Issuance of shares under directors’ and executive stock plans	—	7,000	—	198	—	—	—	198
Repurchase of 4,109,322 shares of common stock	—	—	—	—	(108,650)	—	—	(108,650)
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	7,906	—	—	—	7,906
Comprehensive income :
Net income	$139,537	—	—	—	—	—	139,537	139,537
Other comprehensive income, net– Unrealized gain on securities	48	—	—	—	—	48	—	48
Translation adjustments	860	—	—	—	—	860	—	860

Comprehensive income	$140,445	—	—	—	—	—	—	—

Balance, December 31, 2006		136,305,345	$1,363	$644,552	$(316,153)	$2,956	$426,255	$758,973

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$139,537	$113,486	$73,588
Adjustments to reconcile net income to net cash provided by operating activities
Revenue relating to license issued in exchange for preferred stock	(1,933)	—	—
Stock-based compensation expense pursuant to SFAS No. 123R	21,138	—	—
Depreciation and amortization of property and equipment	23,277	17,250	13,271
Amortization of intangible assets	10,896	6,808	3,141
Amortization of deferred financing costs	1,673	1,543	1,157
Loss on disposals of fixed assets	1,153	187	—
Gain on equity investments, net	(10,766)	—	—
Provision (benefit) for doubtful accounts	458	608	(399)
Acquired in-process research and development	—	—	19,100
Compensation expense related to issuance of stock to directors and executives	198	473	309
Deferred tax expense	(3,861)	10,584	22,750
Tax benefit from exercise of stock options and employee stock purchase plan	4,206	13,985	13,139
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(11,155)	(18,497)	(13,785)
Inventories .	(5,236)	(5,863)	4,485
Prepaid expenses and other current assets	(323)	(322)	(1,242)
Accounts payable	1,849	152	(4,469)
Accrued expenses	8,732	20,718	5,787
Deferred revenue	297	2,140	793
Deferred income taxes	(6,424)	12,749	—

Net cash provided by operating activities	173,716	176,001	137,625

Cash flows from investing activities:
Acquisition of Helica	(1,271)	—	—
Acquisition of Proxima Therapeutics, Inc., net of cash acquired	(21,074)	(161,830)	—
Acquisition of Novacept, net of cash acquired	—	—	(309,330)
(Increase) decrease in other assets	(1,913)	60	(1,051)
Increase in equipment under customer usage agreements	(25,512)	(27,270)	(28,501)
Purchases of property and equipment	(22,259)	(13,360)	(32,753)
Purchases of investment securities	(462,036)	(72,143)	(141,008)
Proceeds from sales and maturities of investment securities	413,499	122,188	100,968

Net cash used in investing activities .	(120,566)	(152,355)	(411,675)

Cash flows from financing activities:
(Financing costs) proceeds from issuance of debt, net	(1,305)	—	242,284
Proceeds from exercise of stock options	65,815	61,141	46,113
Proceeds from issuance of shares under employee stock purchase plan	3,770	2,937	1,916
Purchase of treasury shares	(108,650)	(50,056)	(1,680)
Excess tax benefit from exercise of stock options and employee stock purchase plan	3,700	—	—

Net cash (used in) provided by financing activities	(36,670)	14,022	288,633

Effect of exchange rate changes on cash	732	(477)	97

Net increase in cash and cash equivalents	17,212	37,191	14,680
Cash and cash equivalents, beginning of year	123,468	86,277	71,597

Cash and cash equivalents, end of year	$140,680	$123,468	$86,277

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$72,295	$26,662	$22,233

Cash paid for interest	$5,832	$5,625	$2,703

Supplemental disclosure of non-cash investing and financing items:
Increase in patents and developed technology included in accrued expenses	$—	$773	$—

Property and equipment acquired under capital lease	$13,798	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(1) The Company

Cytyc Corporation and subsidiaries (“Cytyc” or the “Company”) is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostic and surgical products. Cytyc products cover a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer, and radiation treatment of patients with malignant brain tumors. The Company’s goal is to become the market leader in providing innovative technologies that enable physicians and laboratories to improve patients’ lives throughout the world.

Cytyc has three reportable segments: domestic diagnostic products, domestic surgical products, and international. Cytyc’s product lines primarily include: the ThinPrep® System, the NovaSure® System, the MammoSite® Radiation Therapy System and the GliaSite® Radiation Therapy System.

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

The NovaSure System is an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding. The NovaSure System primarily consists of a disposable, hand-held, single-use device and a controller that delivers radio frequency, or RF, energy to the endometrial wall of the uterus to ablate the endometrium. The NovaSure RF Controller generates and delivers the radiofrequency energy, monitors several critical treatment and safety parameters, and automatically controls other aspects of the procedure.

The MammoSite Radiation Therapy System is a single-use device for the treatment of early-stage breast cancer, which incorporates a patented balloon catheter that positions a therapeutic radiation source directly into the resection cavity created after removal of a tumor from the breast. The MammoSite System delivers optimally dosed radiation to the tissue that is at the highest risk for cancer recurrence while minimizing radiation exposure.

The GliaSite System is used for the treatment of malignant brain tumors and works in the same manner and utilizes similar technology as the MammoSite System, using Iotrex, a proprietary, liquid radiation source for which Cytyc has an exclusive license. The GliaSite System provides a full course of post-surgical radiation therapy that can be delivered even after a full course of external beam radiation therapy has been given to a patient.

As described in Note 9, on January 1, 2006, the Company changed its method of accounting for stock-based compensation, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.

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

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(b) Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The Company has determined that the functional currency of its subsidiaries should be their local currencies, with the exception of its subsidiary in Costa Rica, whose functional currency is the US dollar. For all except the Costa Rica subsidiary, assets and liabilities of the foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. As a result, gains and losses from foreign currency translation are included in accumulated other comprehensive income within stockholders’ equity in the accompanying consolidated balance sheets. Foreign currency transaction gains or losses are recorded immediately to income. During the fourth quarter of 2006, the Company recorded a realized foreign currency gain of $1.9 million on the sale of its Vision Systems Limited shares (see Note 4(d)). The Company had total realized and unrealized net foreign currency transaction gains (losses) of $2.5 million, $(1.5) million and $0.1 million in 2006, 2005 and 2004, respectively.

(c) Financial Instruments

The estimated fair market values of the Company’s financial instruments, which include marketable securities, accounts receivable and accounts payable, approximate their carrying values due to the short-term nature of these instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, investment securities and accounts receivable. Investments are placed in highly-rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. No customer represented more than 10% of the accounts receivable balance as of December 31, 2006 and 2005. The fair market value of the Company’s long-term debt, which consists of its $250 million Convertible Notes, is approximately $272 million based on quoted market prices as of December 31, 2006.

(d) Cash and Cash Equivalents

Cash equivalents consist of municipal bonds with maturities, at date of purchase, of three months or less.

(e) Investment Securities

The Company follows the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities are classified as available-for-sale and recorded at fair market value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity (see Note 2(s)). The Company would have the ability and intent to hold securities should fair value be less than cost. At December 31, 2006 investment securities consist of municipal bonds. At December 31, 2005, investment securities consisted of municipal bonds, as well as auction rate securities (“ARS”) totaling $65.1 million. Although the ARS generally have original maturities in excess of one year from date of purchase, the underlying interest rates on these securities typically reset within one month. Therefore, these ARS are priced and subsequently traded as investment securities because of remarketing and the interest rate reset feature.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

At December 31, 2006 and 2005, the cost basis, aggregate fair value, gross unrealized holding gains and losses and average months to maturity, by major security type, are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
December 31, 2006
Municipal Bonds (average maturity of 0.7 months)	$157,030	$—	$—	$157,030

December 31, 2005
Municipal Bonds (average maturity of 5.2 months)	$32,152	$—	$(76)	$32,076
Auction Rate Securities (average interest rate reset of 0.6 months)	65,075	—	—	65,075

	$97,227	$—	$(76)	$97,151

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

Leases—The Company evaluates and classifies its leases as operating or capital for financial reporting purposes. Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods, if any, that have been exercised. All but one of the Company’s leases are classified as operating leases.

During 2006, the Company disbursed cash for property and equipment to build out and equip one of its leased facilities and pursuant to the provisions of Emerging Issues Task Force (“EITF”) 97-10, The Effect of Lessee

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Involvement in Asset Construction, the Company is deemed to be the owner of the facility during the construction period. As such, this lease is not classified as an operating lease and the Company recorded the fair market value of the facility within property and equipment on its consolidated balance sheet, with an offsetting increase to accrued expenses and other non-current liabilities. At the completion of the construction period, the Company will review the lease for potential sale-leaseback treatment.

(i) Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but, instead, are measured for impairment at least annually, or whenever events indicate that there may be an impairment. Other identifiable intangible assets are amortized over their estimated useful lives and reviewed for impairment if circumstances warrant.

The Company has selected July in which to perform its annual evaluation of goodwill for impairment. As of July 31, 2006 and 2005, it was determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss existed. There were no indicators of impairment subsequent to this annual review that require further assessment. Other intangible assets, such as acquired patents and developed technology, are being amortized over their estimated useful lives, which range from 3 years to 25 years. Impairment of these other intangible assets is determined as described in Note 2(k).

The intangible assets the Company acquired as part of its acquisitions, which primarily include patents and developed technology, are being amortized using the cash flow method over 15 years. Under the cash flow method, amortization is calculated and recognized based upon the Company’s estimated net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are consumed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company believes the patents provide sufficient coverage for differentiated products to sustain some competitive advantage in the marketplace over the average remaining life of the patents.

Amortization expense related to the identifiable intangible assets, which consists of the Company’s acquired patents and developed technology, was $10.9 million, $6.8 million and $3.1 million for 2006, 2005 and 2004, respectively (see Note 2(t) for amortization expense by operating segment). Amortization expense related to identifiable intangible assets, which is an estimate for each future year and subject to change, is as follows:

Amount
(in thousands)
2007	$14,602
2008	17,414
2009	19,695
2010	19,282
2011	18,005
Thereafter	93,479

Total	$182,477

(j) Other Assets

Other assets consist primarily of unamortized deferred financing costs of $4.6 million and $5.2 million as of December 31, 2006 and 2005, respectively, and private equity investments of $3.5 million and $1.2 million as of December 31, 2006 and 2005, respectively. The unamortized deferred financing costs related to the Company’s $250 million convertible notes are being amortized over the life of the expected five-year

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

repayment period and the deferred financing costs related to the Company’s line of credit facility, entered into on June 30, 2006 and amended on October 6, 2006, are being amortized over the five-year life of the line of credit agreement (see Note 7).

During 2005, the Company entered into a $5.0 million private equity investment commitment with a limited liability partnership, which may be paid over the succeeding three years. As of December 31, 2006, approximately $1.6 million of this investment has been paid. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of December 31, 2006 and 2005, holds less than three percent of the partnership’s voting stock, among other factors. In addition, in March 2006, the Company entered into a $1.9 million private equity investment agreement with a corporation, in which the Company received shares of preferred stock in exchange for granting a non-exclusive license to certain of the Company’s patents. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of December 31, 2006, holds less than 20 percent of the corporation’s voting stock, among other factors. The Company’s determination of whether it has significant influence over an investment requires judgment. If at any time the private equity investment in the limited liability partnership exceeds three percent of the partnership’s voting stock, the private equity investment entered into in March 2006 exceeds 20 percent of the corporation’s voting stock, or the Company determines that it has the ability to exercise significant influence over either entity, among other factors, the Company will begin to account for the related investment under the equity method. In addition, the Company regularly reviews these investments for impairment indicators. To date, no impairment indicators have been identified relating to these investments.

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

(l) Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. Product warranty obligations are included in accrued expenses.

(m) Restructuring

Restructuring is recognized and measured in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, restructuring charges include, but are not limited to, severance and related costs and contract termination costs, as well as costs associated with the exit from leased facilities (see Note 11).

(n) Revenue Recognition

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

The Company also sells disposable supplies under customer usage agreements. Under customer usage agreements, the Company installs its equipment (for example, a ThinPrep Processor or a ThinPrep Imaging System) at customer sites and customers commit to purchasing minimum quantities of disposable supplies at a stated price (generally including a usage fee for the equipment) over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as disposable supplies are delivered. Accordingly, no revenue is recognized upon delivery of the equipment.

Revenues from sales of service contracts are deferred and recognized ratably over the service period. The Company also rents its equipment to customers. Revenues from rental agreements are recorded over the terms of the rental agreements.

Freight revenue billed to customers is included in net sales and expenses incurred for shipping products to customers are included in cost of sales.

(o) Research and Development Costs

Research and development costs are charged to operations as incurred.

(p) Income Taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect in the periods when these differences are expected to reverse. A valuation allowance is provided to the extent realization of tax assets is not considered likely.

(q) Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and convertible debt. Potential common shares for outstanding stock options are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. The treasury stock method is affected by the amount of stock-based compensation attributable to future services and therefore not yet recognized. The Company’s adoption of SFAS No. 123R on January 1, 2006 resulted in an increase in unrecognized stock-based compensation expense relating to unvested employee stock awards, which reduced the dilutive effect of assumed exercises of stock options for the year ended December 31, 2006 by 1,690,635 shares.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table provides a reconciliation of the net income and weighted average common shares used in calculating basic and diluted net income per share for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Numerator:
Net income, as reported, for basic earnings per share	$139,537	$113,486	$73,588
Interest expense on convertible debt, net of tax	4,493	4,552	3,333

Net income, as adjusted, for diluted earnings per share	$144,030	$118,038	$76,921

Denominator:
Basic weighted average common shares outstanding	114,009	113,528	111,148
Dilutive effect of assumed exercise of stock options	1,324	3,492	4,267
Dilutive effect of assumed conversion of convertible debt	8,426	8,426	6,507

Weighted average common shares outstanding assuming dilution	123,759	125,446	121,922

Basic net income per common share	$1.22	$1.00	$0.66

Diluted net income per common and potential common share	$1.16	$0.94	$0.63

Diluted weighted average common shares outstanding exclude 3,921,706, 2,595,931 and 4,219,596 potential common shares from stock options outstanding for the years ended December 31, 2006, 2005 and 2004, respectively, because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The NASDAQ National Market during the periods mentioned and, accordingly, their effect would be anti-dilutive.

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Income
	(in thousands)
Balance as of January 1, 2004	$2,613	$66	$2,679
Comprehensive income changes during year, net of tax	751	(322)	429

Balance as of December 31, 2004	3,364	(256)	3,108
Comprehensive income changes during year, net of tax	(1,268)	208	(1,060)

Balance as of December 31, 2005	2,096	(48)	2,048
Comprehensive income changes during year, net of tax	860	48	908

Balance as of December 31, 2006	$2,956	$—	$2,956

(t) Segment and Enterprise-Wide Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed for each reportable operating segment of an enterprise, as defined. Prior to the fourth quarter of 2005, the Company operated its business in two segments, worldwide diagnostic products and worldwide surgical products. In the fourth quarter of 2005, the Company modified its management structure to establish an international division, managed by a divisional president, as a result of the growth in its international operations and began to operate in three reportable segments: domestic diagnostic products, domestic surgical products and international. During the third quarter of 2006, the Company established the domestic diagnostic products division and domestic surgical products division, each managed by a divisional president. Based on its operating structure, the Company has determined that it has reportable segments which correspond directly to these three divisions. Financial information for the three segments is included below for all periods presented and each segment is described as follows:

Domestic Diagnostic Products— This segment develops and markets the ThinPrep System in the United States primarily for use in diagnostic cytology testing applications focused on women’s health. The ThinPrep System is widely used for cervical cancer screening. The ThinPrep System consists of any one or more of the following: the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies, such as the ThinPrep Pap Test and the Company’s proprietary ThinPrep PreservCyt Solution.

Domestic Surgical Products— This segment manufactures the NovaSure System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding, the MammoSite Radiation Therapy System, a device for the treatment of early-stage breast cancer, and the GliaSite Radiation Therapy System for the treatment of malignant brain tumors and, markets these products in the Unites States.

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company’s operating results, by segment, are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Net sales:
Domestic diagnostic products	$333,950	$311,318	$289,543
Domestic surgical products	206,009	143,870	62,479
International	68,291	53,063	41,571

Total net sales	$608,250	$508,251	$393,593

Gross profit and income from operations:
Domestic diagnostic products	$255,771	$243,573	$232,282
Domestic surgical products	173,015	120,543	48,547
International	45,280	36,986	30,241

Total gross profit	474,066	401,102	311,070
Corporate expenses	272,396	216,781	177,205

Income from operations	$201,670	$184,321	$133,865

SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and significant customers. During 2006, 2005 and 2004, the Company derived its sales from the following geographies (as a percentage of net sales):

	Years Ended December 31,
	2006	2005	2004
United States	89%	90%	89%
International	11%	10%	11%

	100%	100%	100%

During the year ended December 31, 2006, no customer represented 10% or more of consolidated net sales. During the years ended December 31, 2005 and 2004, net sales to one customer within the Company’s domestic diagnostic products business represented 11% and 17%, respectively, of consolidated net sales. No other customer represented 10% or more of consolidated net sales during these periods.

The Company operates manufacturing facilities in the United States and Costa Rica and has several offices, primarily for sales and distribution, throughout the world. Property and equipment is primarily located within the domestic diagnostic products segment in the United States.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table summarizes the Company’s intangible assets, by segment:

	Patents and Developed Technology, net	Goodwill	Total Intangible Assets
	(in thousands)
December 31, 2006
Domestic diagnostic products	$11,818	$85,817	$97,635
Domestic surgical products	146,637	261,192	407,829
International	24,022	39,524	63,546

	$182,477	$386,533	$569,010

December 31, 2005
Domestic diagnostic products	$13,263	$85,817	$99,080
Domestic surgical products	154,194	263,819	418,013
International	25,115	39,749	64,864

	$192,572	$389,385	$581,957

During 2006, the Company acquired $0.8 million of patent and developed technology and $0.5 million of goodwill, as part of the acquisition of Helica Instruments Limited (“Helica”) (see Note 4(a)) and also recorded tax-related adjustments to the surgical goodwill balance (see Note 4(b)). During 2005, the Company recorded $101.9 million of patents and developed technology and $97.2 million of goodwill, as part of the Proxima acquisition. These amounts, net of amortization expense recorded during each year relating to the patents and developed technology, are included within the domestic surgical products balances above. In addition, during 2005, the Company acquired a patent and licensed patented technology for a total of $0.8 million, which is included within the domestic diagnostic products balance above.

Amortization expense related to identifiable intangible assets is as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Domestic diagnostic products	$1,445	$1,394	$1,394
Domestic surgical products	8,358	4,857	1,527
International	1,093	557	220

	$10,896	$6,808	$3,141

(u) Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company has completed its initial evaluation of the impact of the January 1, 2007 adoption of FIN No. 48 and determined that such adoption is not expected to have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted the provisions of SAB No. 108 on January 1, 2007, as required and such adoption did not have any impact on the Company’s financial statements.

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

(3) Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets at December 31 consist of:

	2006	2005
	(in thousands)
Inventories, net
Raw materials	$10,305	$9,000
Work-in-process	2,275	3,436
Finished goods	16,923	11,597

	$29,503	$24,033

Property and Equipment
Equipment	$45,271	$46,144
Equipment under customer usage agreements	92,136	66,832
Computer equipment and software	34,662	20,894
Furniture and fixtures	5,186	4,773
Building	20,401	8,573
Leasehold improvements	14,350	10,844
Land	3,224	579
Construction-in-process	12,178	9,797

	227,408	168,436
Less—accumulated depreciation and amortization	78,401	54,826

	$149,007	$113,610

Accrued Expenses
Accrued compensation	$27,343	$20,999
Accrued Proxima earn-out	3,613	20,906
Accrued sales and marketing	5,041	4,463
Accrued taxes	9,174	8,860
Accrued arbitration panel decision	—	9,098
Other accruals	11,517	9,965

	$56,688	$74,291

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. Product warranty obligations are included in accrued expenses. Changes in product warranty obligations for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Balance, beginning of year	$426	$397
New warranties	510	363
Payments	(391)	(290)
Adjustments	(164)	(44)

Balance, end of year	$381	$426

(4) Acquisition Activity

(a) Acquisition of Helica Instruments Limited

On October 25, 2006, the Company acquired the business of Helica Instruments Limited (“Helica”), net of certain assets. This acquisition included the Helica Thermal Coagulator (“HTC”) System, and all related intellectual property, developed and manufactured by Helica, a privately held company based in Edinburgh, Scotland. The HTC System is used by obstetricians and gynecologists for the treatment of endometriosis. The Company intends to develop a second-generation product for worldwide product launch anticipated to occur in 2008. Under the terms of the agreement, the Company made an up-front cash payment of $1 million to Helica. Within two years, but subject to commercialization by the Company of the second-generation product, the Company will be obligated to pay Helica an additional $2 million (“Commercialization Milestone Payment”). After making the Commercialization Milestone Payment, the Company will be obligated to make contingent earn-out payments tied to future performance milestones. The contingent earn-out payments are based on sales of the second-generation product for the two year period following the Commercialization Milestone Payment and will be recorded as additional goodwill when earned. Total consideration under the agreement will not exceed $9 million. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of operations of Helica were included in the accompanying consolidated statement of income from the date of the acquisition. The operating results of Helica are not material to any periods presented and accordingly pro forma financial information is not presented.

The aggregate purchase price of approximately $1.3 million, including acquisition costs, was allocated to the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition. The Company did not acquire any of Helica’s tangible assets. Of the total purchase price, the Company allocated $0.8 million to the acquired patent and developed technology and $0.5 million to goodwill, which is non-deductible for tax purposes.

(b) Acquisition of Proxima

On March 7, 2005, the Company acquired Proxima Therapeutics, Inc. (“Proxima”), a privately held company located in Alpharetta, Georgia, in a non-taxable transaction (the “Merger”). As a result of the Merger, all of Proxima’s fully-diluted equity immediately prior to the Merger was automatically converted into the right to receive an initial cash payment of approximately $160 million, plus contingent earn-out payments tied to future performance milestones. The contingent earn-out payments were based on incremental sales growth in the breast-related products during 2005 and 2006, were subject to an aggregate cap of $65 million and have been recorded as additional goodwill when earned. As of December 31, 2006, the Company has accrued $3.6 million for contingent earn-out payments relating to 2006 performance milestones that will be paid during the first

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

quarter of 2007. In March 2006, the Company paid $21.1 million for contingent earn-out payments relating to 2005 performance milestones, of which $20.9 million was accrued at December 31, 2005.

The initial purchase price payment was paid with Cytyc’s available cash. Pursuant to the agreement for the Merger, $15.8 million of the purchase price was placed in escrow to satisfy potential claims. During the three months ended March 31, 2006, the Company released the $15.8 million, plus interest, from escrow to the former Proxima shareholders.

The aggregate purchase price for Proxima, including the contingent earn-out payments relating to 2006 and 2005 performance milestones, was $187.8 million, of which $184.7 million represented cash payable to Proxima shareholders and $3.1 million represented acquisition-related fees and expenses. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 and accordingly, the results of operations of Proxima were included in the accompanying consolidated statement of income from the date of the acquisition. The purchase price was supported by estimates of future sales and earnings of Proxima, as well as the value of sales force and other projected synergies.

Purchase Price Allocation

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (“Original Amount”) and includes the contingent earn-out payments relating to 2006 and 2005 performance milestones and subsequent adjustments, for an aggregate purchase price of approximately $187.8 million, including acquisition costs:

	Original Amount	2005 Contingent Earn-out	2006 Contingent Earn-out	2006 Adjustments	Amount as of December 31, 2006
	(in thousands)
Current assets	$6,622	$—	$—	$—	$6,622
Property and equipment	379	—	—	—	379
Patents and developed technology	101,900	—	—	—	101,900
Goodwill	76,279	20,906	3,613	(2,997)	97,801
Other assets	507	—	—	—	507
Current liabilities	(4,143)	—	—	114	(4,029)
Long-term liabilities	(587)	—	—	—	(587)
Net deferred tax liability and valuation allowance—long-term	(17,827)	—	—	3,051	(14,776)

	$163,130	$20,906	$3,613	$168	$187,817

As part of the purchase price allocation, all tangible and intangible assets and liabilities were identified and valued. Of the total purchase price, the Company allocated $2.9 million to acquired net tangible assets. The net deferred tax liability of $14.8 million is primarily comprised of $26.6 million of deferred tax assets, net of a $1.0 million valuation allowance, relating to acquired net operating losses and tax credits and deferred tax liabilities of $39.3 million relating to patents and developed technology. The Company determined the fair value of Proxima’s tangible assets and liabilities based on a review of Proxima’s historical and then current financial statements and an understanding of the ongoing nature of the assets and liabilities.

The Company also allocated $101.9 million to the acquired patents and developed technology (primarily associated with the MammoSite Radiation Therapy System (“MammoSite”)). The acquired patents expire at various dates through 2023. Based on the average life of the patent portfolio, the remaining economic life of

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

the developed technology is expected to be approximately 15 years. The Company is amortizing the patents and developed technology over this period using the cash flow method, under which amortization is calculated and recognized based upon the Company’s estimated net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are consumed in accordance with SFAS No. 142. The Company believes the patents provide sufficient coverage for differentiated products to sustain some competitive advantage in the marketplace over the average remaining life of the patents.

The Company valued the intangible assets acquired, including the portfolio of patents and technologies associated with the MammoSite and GliaSite products, based on present value calculations of income using risk-adjusted cash flows for each product, an analysis of company accomplishments, an assessment of overall contributions, as well as project risks. The projections used in the valuation are based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors, as well as estimates of cost of sales, operating expenses, and income taxes resulting from the acquired products. In addition, the projections reflect the Company’s expectation that improvements to the current devices will continue to be made over the life cycle of the product lines. As a result, the completed technology that existed as of the acquisition date was assumed to represent a declining percentage of the devices’ technological composition over time.

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

Goodwill

The excess of the purchase price, including contingent earn-out payments relating to 2006 and 2005 performance milestones, over the fair value of tangible and identifiable intangible net assets was allocated to goodwill, which is non-deductible for tax purposes and totaled $97.8 million. In accordance with SFAS No. 142, this amount will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test. As of December 31, 2005, the Company had recorded $97.2 million of goodwill relating to the Proxima acquisition. During 2006, the Company recorded additional goodwill related to the contingent earn-out payments for the 2006 performance milestones, as well as recorded adjustments to goodwill and deferred tax assets of $3.0 million primarily as a result of contingent earn-out payments relating to 2005 performance milestones and the finalization of net operating loss carryforwards.

(c) Acquisition of Novacept

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Purchase Price Allocation

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition, for an aggregate purchase price of approximately $325.8 million including acquisition costs:

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

As of the date of acquisition, the upgrade to the RF Controller was under design review, the remaining costs to complete the project were not material and the project was anticipated to be, and actually was, completed in late-2004 with net cash inflows commencing at that time. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition and included in the Company’s statement of income in 2004. Since the acquisition date, there have been no additional significant, ongoing activities associated with the in-process research and development project and there were no other significant acquired projects.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company valued the intangible assets acquired, including the portfolio of patents and technologies and the in-process research and development project, based on present value calculations of income using a risk-adjusted cash flow, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to the in-process research and development project was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the net cash flows resulting from the project, and discounting the net cash flows to their present value, as well as determining the importance of the upgraded RF Controller to sustaining uninterrupted sales of the NovaSure System. As of the acquisition date, the remaining costs to complete the project were not material.

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

(d) Acquisition and Sale of Shares of Vision System Limited

In October 2006, the Company began acquiring shares of Vision Systems Limited (“Vision”), an Australia-based, worldwide developer and manufacturer of instruments and reagents for anatomical pathology, pursuant to a cash tender offer at a per share purchase price of 3.25 Australian dollars (approximately US$2.45). The Company acquired a total of 30.5 million shares of Vision at a total cost of US$74.3 million. In October 2006, another company offered Vision shareholders a price of 3.75 Australian dollars per share and in November 2006, Cytyc subsequently sold its shares of Vision to this company for total cash proceeds of US$87.4 million. As a result, the Company recorded a gain on the sale of its Vision shares of US$11.2 million and such gain is included in gain on strategic investments in the Company’s consolidated statement of income for the year ended December 31, 2006. In addition, during 2006, the Company recorded a realized foreign currency gain of US$1.9 million related to this transaction and included such gain in other income (expense). Deal costs associated with this transaction, totaling $3.6 million, are included in general and administrative expense.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(5) Allowance for Doubtful Accounts

A summary of the allowance for doubtful accounts activity is as follows:

	December 31,
	2006	2005	2004
	(in thousands)

Balance, beginning of year	$1,592	$1,152	$1,744
Provision (benefit)	458	608	(399)
Amounts written off	(99)	(168)	(193)

Balance, end of year	$1,951	$1,592	$1,152

(6) Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$69,840	$48,415	$28,951
Foreign	929	440	218
State	8,227	5,793	4,890

	78,996	54,648	34,059

Deferred:
Federal	(3,713)	10,241	22,067
State	(148)	343	683

	(3,861)	10,584	22,750

Total provision for income taxes	$75,135	$65,232	$56,809

During 2006, the Company completed tax audits that resulted in the recognition of a tax benefit in the consolidated statement of income of approximately $2 million and a decrease in the Company’s effective tax rate for 2006. A reconciliation of the federal statutory rate to the Company’s effective income tax rate is as follows:

	December 31,
	2006	2005	2004

Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
In-process research and development write-off related to Novacept acquisition	—	—	5.1
State tax provision, net of federal benefit	2.5	2.2	2.8
Completion of various tax audits	(1.0)	—	—
Tax-exempt interest income	(1.0)	(0.4)	(0.3)
Other	(0.5)	(0.3)	1.0

Effective tax rate	35.0%	36.5%	43.6%

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,916	$23,574
Research and development and other tax credit carryforwards	4,062	4,771
Stock-based compensation	5,890	—
Amortization of acquisition-related charges	554	—
Warranty reserve	66	74
Deferred income	530	342
Bad debt reserve	538	482
Inventory reserve	367	1,063
Employee benefit related reserves	1,842	508
Other temporary differences	1,939	1,797

	36,704	32,611

Deferred tax liabilities:
Acquired developed technology	(68,057)	(74,231)
Original issuance discount on convertible notes	(12,352)	(7,880)
Depreciation	(5,080)	(7,108)
Other	(1,994)	(1,177)

	(87,483)	(90,396)

	(50,779)	(57,785)
Valuation allowance	(4,302)	(8,050)

Net deferred tax liabilities	$(55,081)	$(65,835)

The Company has research and development tax credit carryforwards of approximately $3.7 million at December 31, 2006 that will expire at various dates beginning in 2007 and through 2021 if not utilized. The Company, through its acquisition of Novacept, has net operating losses for federal income tax purposes of approximately $32.9 million at December 31, 2006 that will expire at various dates beginning in 2009 and through 2024 if not utilized. The Company, through its acquisition of Proxima, has net operating losses for federal income tax purposes of approximately $26.8 million at December 31, 2006 that will expire at various dates beginning in 2010 and through 2025 if not utilized. The net operating loss and research and development tax credit carryforwards are subject to review by the Internal Revenue Service. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value immediately prior to the ownership change.

(7) Indebtedness

(a) Convertible Notes

On March 22, 2004, the Company completed the sale (the “Offering”) of $250 million aggregate principal amount of its 2.25% convertible notes due 2024. Total proceeds from the private placement were $242.3 million, net of debt issuance costs of $7.7 million. The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004. Beginning in 2009, the Company may owe contingent interest if certain events

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

occur, as defined under the terms of the Offering. Holders may require the Company to repurchase the notes on March 15 of 2009, 2014 and 2019 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the repurchase date. The Company may redeem any of the notes beginning March 20, 2009, by giving holders at least 30 days’ notice. The Company may redeem the notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

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

(b) Credit Agreement

On June 30, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with a syndicate of five lenders. The Credit Agreement provided for a $150 million senior unsecured revolving credit facility. On October 6, 2006, the Company and its related lenders amended the Credit Agreement in order to, among other items, increase the committed amount of the revolving credit facility to $345 million and to include one additional lender into the syndicate of lenders. The Company may request an increase in available borrowings under the Credit Agreement by an additional amount of up to $155 million (for a maximum amount of $500 million) upon satisfaction of certain conditions. These increased borrowings may be provided either by one or more existing lenders upon the Company obtaining the agreement of such lender(s) to increase commitments or by new lenders being added to the credit facility. The loan proceeds are available to be used by the Company and its subsidiaries to finance working capital needs and for general corporate purposes, including certain permitted business acquisitions. Four of the Company’s wholly-owned subsidiaries are guarantors under the Credit Agreement.

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

As of December 31, 2006, the Company had no balance outstanding under this Credit Agreement.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(c) Capital Lease

On July 11, 2006, the Company signed a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be principally used as an additional manufacturing facility. In 2011, the Company will have an option to lease an additional 30,000 square feet. As part of the lease agreement, the lessor agreed to allow the Company to make significant renovations to the facility to prepare the facility for the Company’s manufacturing needs. The Company is responsible for a significant amount of the construction costs and therefore was deemed under generally accepted accounting principles to be the owner of the building during the construction period, in accordance with EITF No. 97-10. During the third quarter of 2006, the Company recorded the fair market value of the facility of $13.2 million within property and equipment on its consolidated balance sheet, with an offsetting increase to accrued expenses and other non-current liabilities. The Company plans to begin occupying the facility during the first half of 2007. During the construction period, the Company is capitalizing the interest expense related to the lease obligation and amounts to be paid for construction are being recorded as construction in progress until construction is complete. As of December 31, 2006, the Company recorded $1.5 million as construction in progress related to this facility, including interest of $0.6 million.

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

The term of the lease is for a period of approximately 12 years commencing on November 14, 2006.

Future minimum annual lease payments, including principal and interest, under this lease are as follows:

Amount
(in thousands)
2007	$588
2008	924
2009	939
2010	982
2011	982
Thereafter	7,913

Total minimum payments	12,328
Less—amount representing interest	5,805

Total	$6,523

There were no payments under this lease during 2006.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(8) Stockholders’ Equity

(a) Common Stock Reserved

As of December 31, 2006, the Company has reserved common stock for issuance as follows (in thousands):

Number of Shares

Employee and Director stock incentive plans	20,684
Employee stock purchase plan	1,684
Convertible debt	8,426

30,794

(b) Stock Repurchase Program

Under the current stock repurchase program, which was approved by the Company’s Board of Directors during the fourth quarter of 2005, the Company is authorized to repurchase up to $200 million of its common stock through open market purchases or private transactions that will be made from time to time as market conditions allow. The stock repurchase program is expected to be in effect until November 15, 2009. Shares repurchased under this program will be held in the Company’s treasury. The stock repurchase program may be suspended or discontinued at any time without prior notice. During 2006 and 2005, the Company repurchased 4,109,322 and 2,190,851 shares, respectively, with an aggregate cost of $108.6 million and $50.1 million, respectively. All of these shares are held in treasury.

(c) Preferred Stock

The Company’s charter authorizes 5,000,000 shares of $0.01 par value Preferred Stock, none of which was outstanding during the years ended December 31, 2006 and 2005. The Board of Directors has designated 200,000 shares of preferred stock as the Company’s Series A Junior Participating preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without further vote or action by the stockholders.

(d) Stockholders’ Rights Plan

On August 6, 1997 the Board of Directors declared a dividend of one Preferred Stock purchase right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on September 5, 1997. Each right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a purchase price of $110 per unit, subject to adjustment. The rights are not exercisable or transferable apart from the common stock until: (a) 10 days after the public announcement that a person or group (an “Acquiring Person”) has acquired 15% or more of the Company’s common stock; (b) 10 business days after the commencement of, or the first public announcement of the intention to commence, a tender offer which would increase the beneficial ownership of a person or group to 15% or more of the Company’s common stock; or (c) 10 business days after the determination by the Company’s board of directors that a person is an Adverse Person. After any person or group has become an Acquiring Person or Adverse Person, except as provided in the Rights Agreement and amendments thereto (the “Rights Agreement”), each right entitles the holder (other than the Acquiring Person or the Adverse Person) to purchase, at the exercise price, that number of shares of common stock of the Company having a market price of two times the exercise price. If the Company is acquired in a merger or other business combination transaction, except as provided in the Rights Agreement, each exercisable right entitles the holder (other than the Acquiring Person or the Adverse Person) to purchase, at the exercise price,

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

that number of shares of common stock of the acquiring company having a market price of two times the exercise price of the right.

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

(9) Stock-Based Compensation and Stock Ownership Plans

(a) Stock-Based Compensation

In December 2004, FASB issued SFAS No. 123R, which requires all stock-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method and accordingly, prior period amounts have not been restated. In order to determine the fair value of stock options and employee stock purchase plan shares, the Company is using the Black-Scholes option pricing model and is applying the multiple-option valuation approach to the stock option valuation. The Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for options granted following the adoption of SFAS No. 123R. For unvested stock options outstanding as of January 1, 2006, the Company will continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FIN No. 28.

Estimates of the fair value of future equity awards will be affected by the future market price of the Company’s common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock, the number of stock options to be forfeited and exercised by employees, and the expected term of options granted.

As noted above, the fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the multiple-option valuation approach to the stock option valuation. The options have graded-vesting on an annual basis over an average vesting period of four years. In applying the multiple-option approach, each option “tranche” is separately valued based upon when the tranche vests. The Company estimates the expected option term by calculating the average period of time before the employees exercise their options and adds this to the vesting period of each tranche. Historically, this period of time has averaged one year from the date the options vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For equity awards granted prior to the adoption of SFAS No. 123R, the volatility of the common stock was estimated using historical volatility. For equity awards granted since January 1, 2006, the volatility of the common stock is estimated using a combination of historical and implied volatility, as discussed in SAB No. 107. By using this combination, the Company is taking into consideration the historical realized volatility, as well as factoring in estimates of future volatility that the Company believes will differ from historical volatility as a result of the Company’s product diversification over the last two years, the market performance of the common stock, the volume of activity of the underlying shares, the availability of actively traded common stock options, and overall market conditions.

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

forfeiture rate, the Company used historical forfeiture data. This estimated forfeiture rate has been applied to all unvested options outstanding as of January 1, 2006 and to all options granted since January 1, 2006. Therefore, stock-based compensation expense is recorded only for those options that are expected to vest.

The income statement classification of the Company’s stock-based compensation is consistent with the classification of the Company’s cash compensation expense related to the salaries of the employee option holders. Total stock-based compensation recognized in the Company’s consolidated statement of income for the year ended December 31, 2006 is as follows:

Amount
(in thousands)
Cost of sales	$1,268
Research and development	2,959
Sales and marketing	9,301
General and administrative	7,610

Total stock-based compensation expense	$21,138

The tax benefit and deferred tax assets related to the $21.1 million of stock-based compensation expense recorded during the year ended December 31, 2006 were $6.1 million and $5.9 million, respectively.

The adoption of SFAS No. 123R in 2006 resulted in a $(0.13) and $(0.10) reduction of the Company’s basic and diluted earnings per share, respectively.

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method, pursuant to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, stock-based compensation expense was measured as the difference between the option’s exercise price and the market price of the Company’s common stock on the date of grant. Historically, under this method, the Company had no stock-based compensation from options granted to employees because stock options are granted at the market price of the common stock on the date of grant.

Had the Company accounted for stock awards pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, net income and net income per share would have been as follows for the years ended December 31, 2005 and 2004, respectively:

	2005	2004
	(in thousands, except per share amounts)

Net income as reported	$113,486	$73,588
Assumed stock-based compensation cost, net of tax	25,677	39,716

Pro forma net income	$87,809	$33,872

Net income per common share:
Basic—as reported	$1.00	$0.66

Basic—pro forma	$0.77	$0.30

Diluted—as reported	$0.94	$0.63

Diluted—pro forma	$0.74	$0.29

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The underlying assumptions used in the Black-Scholes model are as follows for options granted during years ended December 31, 2006, 2005 and 2004:

	December 31
	2006	2005	2004
Risk-free interest rate.	4.7%	3.8%	2.8%
Expected dividend yield	—	—	—
Expected life (in years)	3.5	3.5	3.5
Expected volatility	31%	56%	69%

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R generally requires the benefits of tax deductions in excess of recognized compensation expense to be reported within cash flows from financing activities.

As of December 31, 2006, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $29.1 million. This amount is expected to be recognized over a weighted-average period of 3.0 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

(b) Employee and Director Stock Incentive Plans

The Cytyc Corporation 2004 Omnibus Stock Plan (the “2004 Omnibus Plan”), which is the Company’s primary plan for grants of equity, provides for the issuance of up to 12,250,000 shares of the Company’s common stock, no more than 8,200,000 of which shares may be issued as awards other than stock options or stock appreciation rights. The 2004 Omnibus Plan provides for grant of various incentives, including stock options and other stock-based awards. At December 31, 2006, 4,929,238 shares were available for future grant under the 2004 Omnibus Plan. Prior to the approval of the 2004 Omnibus Plan, the Company had various employee and director equity compensation plans, including the 1998 Stock Plan, the 1995 Stock Plan, the 1995 Non-Employee Director Stock Option Plan and the 2001 Non-Employee Director Stock Option Plan. These plans were terminated with the adoption of the 2004 Omnibus Plan and although awards are still outstanding under these plans, no further awards may be issued under these plans.

The following table summarizes options outstanding, by stock plan, as of December 31, 2006:

2004 Omnibus Plan	7,074,661
1995 Stock Plan	7,592,182
1998 Stock Plan	5,307
1995 Non-Employee Director Stock Option Plan	180,000
2001 Non-Employee Director Stock Option Plan	903,000

15,755,150

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following schedule summarizes the activity under the Company’s stock plans for the years ended December 31, 2006, 2005 and 2004:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price per share
Outstanding, January 1, 2004	21,005,188	$0.14 — $28.45	$15.99
Granted	3,459,647	0.00 — 28.20	21.32
Exercised	(3,832,697)	0.14 — 26.69	12.07
Canceled	(2,125,104)	7.09 — 27.52	17.69

Outstanding, December 31, 2004	18,507,034	0.14 — 28.45	17.61
Granted	3,492,450	21.20 — 28.45	24.08
Exercised	(3,942,453)	0.14 — 26.95	15.56
Canceled	(1,346,127)	7.30 — 28.20	20.48

Outstanding, December 31, 2005	16,710,904	0.44 — 28.45	19.20
Granted	3,749,227	22.96 — 30.11	27.44
Exercised	(3,385,544)	2.33 — 28.45	19.41
Canceled	(1,319,437)	8.00 — 30.11	22.72

Outstanding, December 31, 2006	15,755,150	$0.44 — $ 30.11	$20.82

Exercisable, December 31, 2006	8,482,964	$0.44 — $28.45	$18.12

Exercisable, December 31, 2005	9,206,763	$0.44 — $28.45	$18.70

Exercisable, December 31, 2004	10,303,340	$0.14 — $28.45	$17.97

The weighted average per share fair market value of the stock options as of the date of grant for the years ended December 31, 2006, 2005 and 2004, was $8.13, $10.53 and $10.76, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $28.0 million and $40.4 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock on date of exercise and the exercise price per share.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per share

$ 0.44 – $11.07	1,647,215	2.82	$ 9.05	1,599,128	$ 9.01
11.20 – 11.92	159,116	4.08	11.38	138,146	11.35
12.17 – 12.65	1,662,125	2.98	12.62	954,121	12.60
12.71 – 19.35	1,610,999	5.65	16.25	1,152,298	15.87
19.38 – 21.90	1,712,304	4.73	21.00	1,334,286	20.81
21.92 – 23.48	1,694,651	5.54	22.66	951,798	22.29
23.51 – 24.31	1,864,656	5.95	24.12	623,575	24.07
24.32 – 25.27	1,617,079	6.19	24.61	1,215,618	24.53
25.28 – 28.37	1,374,255	8.21	26.51	493,390	26.37
28.39 – 30.11	2,412,750	5.51	28.43	20,604	28.43

$ 0.44 – $30.11	15,755,150	5.24	$20.82	8,482,964	$18.12

The aggregate intrinsic value of dilutive options outstanding and options exercisable as of December 31, 2006 was $118.1 million and $86.4 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock as of December 31, 2006 and the exercise price per share. The market value as of December 31, 2006 was $28.30 per share as quoted on The NASDAQ National Market.

(c) Employee Stock Purchase Plan

During the first half of 2004, the Board of Directors and the stockholders of the Company approved the 2004 Employee Stock Purchase Plan, pursuant to which 2,000,000 shares of common stock may be issued. As a result, the 1995 Employee Stock Purchase Plan, which existed at that time, terminated effective November 30, 2004. The purchase price under the 2004 Employee Stock Purchase Plan is determined by taking the lesser of 85% of the closing price on the first or last day of the period. During 2006, 169,520 shares of common stock were issued at purchase prices of $22.34 and $22.12 per share. At December 31, 2006, 1,683,925 shares were available for future issuance under the 2004 Employee Stock Purchase Plan. During 2005, 146,555 shares of common stock were issued at purchase prices of $19.90 and $20.17 per share. During 2004, 128,687 shares of common stock were issued under the 1995 Employee Stock Purchase Plan at purchase prices of $19.00 and $11.25 per share.

In 2006, pursuant to the Company’s adoption of SFAS No. 123R on January 1, 2006, the Company recorded $0.9 million of stock-based compensation expense equal to the fair value of the shares purchased under the 2004 Employee Stock Purchase Plan during 2006, as a result of the discounted purchase price of the common stock as compared to its fair value on date of grant.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(10) Commitments and Contingencies

(a) Lease Commitments

The Company leases its facilities and certain automobiles and office equipment under non-cancelable operating leases which have expiration dates ranging from 2007 through 2018. Many of the leases have lease renewal dates ranging from one to three years. Future minimum annual lease payments under these leases are as follows:

Amount
(in thousands)

2007	$8,960
2008	9,249
2009	9,045
2010	8,724
2011	8,812
Thereafter	40,040

$84,830

Rent expense under operating leases totaled approximately $6.7 million, $6.8 million and $4.0 million in 2006, 2005 and 2004, respectively.

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

As part of the acquisition of Proxima in March 2005, the Company assumed a non-cancelable supply agreement with one of its vendors to provide the facility for the production of one of its products and its ongoing exclusive supply. The initial term of the agreement expires in 2008 and is subject to annual indexed price adjustments. As of December 31, 2006, the minimum annual commitments under the agreement are $1 million in each year through 2008.

Future supply commitments under the Company’s long-term supply contracts are as follows:

Amount
(in thousands)

2007	$4,011
2008	4,000
2009	3,000
2010	3,000
2011	3,000
Thereafter	3,000

$20,011

Payments under these contracts totaled approximately $4.9 million, $5.5 million and $8.0 million in 2006, 2005 and 2004, respectively.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(c) Royalties and Contingent Earn-Out Payments

The Company is the exclusive licensee of certain patented technology used in the ThinPrep System, NovaSure System, and the GliaSite System. In connection with these licenses, royalty expense totaled $5.0 million, $4.3 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Part of the purchase price for Proxima includes contingent earn-out payments tied to future performance milestones (see Note 4(b)). At December 31, 2006, $3.6 million was accrued for the contingent earn-out payments relating to incremental sales growth in the breast-related products during 2006.

Part of the purchase price for Helica includes payments within two years, subject to commercialization by the Company of the second-generation product and contingent earn-out payments tied to future performance milestones (see Note 4(a)). At December 31, 2006 no amounts were due under this agreement.

(d) Private Equity Investment

During the third quarter of 2005, the Company entered into a $5 million private equity investment commitment which may be paid over the succeeding three years. As of December 31, 2006, $1.6 million of this commitment was paid, which is recorded in Other Assets (see Note 2(j)).

(e) Litigation

On November 17, 2003, DEKA Products Limited Partnership (“DEKA”) initiated arbitration proceedings against Cytyc alleging that Cytyc underpaid royalties due to DEKA pursuant to a cross-license agreement entered into in 1993 (the “1993 DEKA Agreement”). The dispute concerned the method of calculating royalties on the sale of the single use disposable ThinPrep Pap Test kit. In March 2005, the arbitration panel issued a partial final award in which it agreed with DEKA’s interpretation of the 1993 DEKA Agreement and on April 26, 2005, issued its final decision which Cytyc appealed. Cytyc recorded a pre-tax charge in the first quarter of 2005 in the amount of $7.8 million, which was in addition to the $1.3 million previously recorded. Subsequently, each month, Cytyc recorded an accrual for the difference between the quarterly payments to DEKA and the amounts calculated pursuant to the arbitration panel decision. As a result of a final decision of the United States Court of Appeals for the First Circuit in February 2006, the Company paid DEKA $11.4 million. Prospectively, the Company will pay DEKA a one percent royalty on applicable net sales of ThinPrep Pap Test disposable components; however, this royalty is not expected to be material to the Company’s future operating results or financial position.

On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by the Company’s ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against the Company in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. The non-patent claims have been dismissed and the patent cases have since been consolidated into a single action. A hearing occurred on August 2, 2006 in the United States District Court for the District of Massachusetts to hear oral arguments on summary judgment motions. A trial is expected to occur during April 2007. The Company continues to believe that the claims against it are without merit and intends to vigorously defend this suit. Given the stage and current status of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company is also involved in ordinary, routine litigation incidental to its business. Although the outcomes of these other lawsuits and claims are uncertain, management does not believe that, individually or in the aggregate, these other lawsuits and claims will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(11) Restructuring

During the fourth quarter of 2006, Company management approved restructuring plans designed to reduce future operating expenses by consolidating the Company’s Mountain View, California operations into its existing operations in Costa Rica and Massachusetts. In connection with this plan and pursuant to SFAS No. 146, the Company incurred $2.9 million of restructuring costs during the fourth quarter of 2006 related to severance and included such costs within operating expenses in the consolidated statement of income. The Company expects to incur additional restructuring costs in 2007 of approximately $5 million to $6 million, primarily resulting from employee retention costs and incremental depreciation of leasehold improvements. None of the severance has been paid as of December 31, 2006 and all is expected to be paid during 2007.

(12) Employee Benefit Plan

The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows for employees to defer a portion of their salary up to the maximum allowed under IRS rules. The Company made contributions to the plan totaling $2.7 million, $2.0 million and $1.9 million related to the years ended December 31, 2006, 2005 and 2004, respectively.

(13) Summary of Quarterly Data (Unaudited)

A summary of quarterly data follows (in thousands, except per share amounts):

	Fiscal Year 2006
	1st	2nd	3rd	4th
Net sales	$140,540	$150,397	$154,256	$163,057
Gross profit	110,751	117,334	119,173	126,808
Income from operations(1)	46,282	49,855	53,525	52,008
Net income(2)	29,364	31,680	36,080	42,413
Net income per share:
Basic	$0.25	$0.28	$0.32	$0.37
Diluted	$0.24	$0.27	$0.31	$0.35

	Fiscal Year 2005
	1st	2nd	3rd	4th
Net sales	$113,405	$125,381	$130,824	$138,641
Gross profit	89,478	99,275	102,901	109,448
Income from operations(3)	34,482	46,119	50,442	53,278
Net income	20,891	28,035	31,143	33,417
Net income per share:
Basic	$0.18	$0.25	$0.28	$0.29
Diluted	$0.18	$0.23	$0.26	$0.27

(1)	The Company recorded a pre-tax restructuring charge of $2.9 million in the fourth quarter of 2006 for severance resulting from the Company’s planned transition of its Mountain View, California operations to its operations in Costa Rica and Massachusetts (see Note 11).

(2)	The Company recorded a gain on the sale of its Vision shares of $13.1 million, including a realized foreign currency gain of $1.9 million during 2006, during the fourth quarter of 2006 (See Note 4(d)). The tax effect related to this gain was $4.6 million.

(3)	The Company recorded a pre-tax charge of $7.8 million in the first quarter of 2005 in connection with the DEKA Products Limited Partnership arbitration panel decision (see Note 10(e)).

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(14) Subsequent Events

On February 11, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Augusta Medical Corporation, a Delaware corporation and a newly-formed wholly-owned subsidiary of Cytyc (the “Purchaser”), and Adeza Biomedical Corporation, a Delaware corporation (“Adeza”). Pursuant to the Merger Agreement, the Purchaser will commence a cash tender offer (within 10 business days) to purchase all outstanding shares of Adeza’s common stock (the “Shares”) in exchange for $24.00 per share in cash (the “Offer Price”). Subsequent to the successful completion of the tender offer and the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Purchaser will be merged with and into Adeza (the ”Adeza Merger”), with Adeza continuing as the surviving corporation and as a wholly-owned subsidiary of Cytyc. At the effective time of the Adeza Merger, each Share of Adeza then outstanding (other than certain shares, as defined in the Merger Agreement) will be converted into the right to receive in the Adeza Merger the same $24.00 per share cash Offer Price, without interest. Any options to purchase the Shares that remain outstanding immediately prior to the Adeza Merger will be entitled to an amount in cash equal to the excess, if any, of the Offer Price over the per Share exercise price of such option, multiplied by the number of unexercised Shares subject to the option.

The purchase price of $452 million will be paid out of the Company’s existing cash, the cash on Adeza’s balance sheet, and the Company’s existing credit facility. The acquisition will be accounted for as a purchase in accordance with SFAS No. 141.

On February 26, 2007, the Company entered into a definitive agreement (“Definitive Agreement”) with Adiana, Inc. (“Adiana”), a privately-held company, to acquire the outstanding shares of Adiana. All of Adiana’s fully-diluted equity immediately prior to the close of the acquisition (expected to occur in March 2007), will automatically convert into the right to receive an initial cash payment of $60 million, plus milestone payments. The milestone payments include (i) payment of up to $25 million tied to potential FDA regulatory approval of the Adiana permanent contraception product and (ii) contingent payments tied to future revenue performance milestones. The contingent payments are based on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of the Adiana permanent contraception product and are subject to an aggregate cap of $130 million. No payments can be earned after December 31, 2012. According to the terms of the Definitive Agreement, total payments, including the potential FDA milestone payment and the four-year contingent payments, will not exceed $215 million.

The purchase will be funded out of the Company’s existing cash and credit facility. The acquisition will be accounted for as a purchase in accordance with SFAS No. 141.

Exhibits Index

Exhibit No.	Description

2.1(16)	Agreement and Plan of Merger, dated March 1, 2004, by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.2(17)	Amendment No. 1, dated March 22, 2004, to the Agreement and Plan of Merger by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.3(32)	Agreement and Plan of Merger and Reorganization among Cytyc Corporation, Polaris Acquisition Corp., Proxima Therapeutics, Inc. and a Stockholders’ Representative, dated February 9, 2005.

2.4(36)	Agreement and Plan of Merger, dated as of February 11, 2007, by and among Cytyc Corporation, Augusta Medical Corporation and Adeza Biomedical Corporation.

3.1(2)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(31)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(1)	Specimen certificate representing the Common Stock.

4.2(3)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(15)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(13)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

4.6(18)	Indenture, dated as of March 22, 2004, between Cytyc Corporation and U.S. Bank Trust National Association, including the form of Note.

4.7(19)	Registration Rights Agreement, dated as of March 22, 2004, among Cytyc Corporation and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Piper Jaffray & Co.

4.8(20)	Senior Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

4.9(21)	Subordinated Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

10.1(1)*	1988 Stock Plan.

10.2(1)*	1989 Stock Plan.

10.3(1)*	1995 Stock Plan.

10.4(6)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.

10.5(7)*	1995 Employee Stock Purchase Plan, as amended.

10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.

10.7(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.

10.8(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.

10.9(8)*	2001 Non-Employee Director Stock Plan.

10.10(9)*	Pro Duct Health, Inc. 1998 Stock Plan.

Exhibit No.	Description

10.11(10)#	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002.

10.12(10)#	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.13(11)#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003.

10.14(12)*	Amended and Restated Director Compensation Method Plan.

10.15(14)*	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.

10.16(22)#	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.17(23)*	Cytyc Corporation 2004 Omnibus Stock Plan.

10.18(24)*	Cytyc Corporation 2004 Employee Stock Purchase Plan.

10.19(25)*	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers.

10.20(26)*	Form of Incentive Stock Option Agreement for Executive Officers.

10.21(27)*	Form of Nonqualified Stock Option Agreement for Executive Officers.

10.22(28)*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors.

10.23(30)*	Form of Restricted Stock Agreement.

10.24(33)*	Form of Restricted Stock Unit Agreement.

10.25(29)#	Master Agreement, dated October 15, 2004, between Cytyc Corporation and Laboratory Corporation of America.

10.26(19)	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.

10.27**	Summary of Director Compensation.

10.28(34)	Credit Agreement, dated June 30, 2006, between Cytyc Corporation and JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as lenders.

10.29(35)	Amendment No. 1, dated October 6, 2006, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and SunTrust Bank, as Administrative Agent.

10.30 **	Amendment No. 2, dated February 5, 2007, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and Sun Trust Bank, as Administrative Agent.

21.1**	List of Our Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP.

24.1**	Power of Attorney (see signature page hereto).

31.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(14) Incorporated herein by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q, filed November 12, 2003.

(15) Incorporated herein by reference to Exhibits to our Annual Report on Form 10-K, filed January 30, 2004.

(16) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed March 5, 2004.

(17) Incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K/A, filed April 27, 2004.

(18) Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-116237), filed June 7, 2004.

(19) Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-116237), filed June 7, 2004.

(20) Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-120013), filed October 18, 2004.

(21) Incorporated herein by reference to Exhibit 4.3 to our Registration Statement on Form S-3 (File No. 333-120013), filed October 19, 2004.

(22) Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 6, 2004.

(23) Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (File No. 333-117812).

(24) Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-117812).

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

(30) Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed September 19, 2005.

(31) Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.

(32) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed February 15, 2005.

(33) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 14, 2005.

(34) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006.

(35) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 13, 2006.

(36) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed February 13, 2007.

* Indicates a management contract or any compensatory plan, contract or arrangement.

** Filed herewith.

# Confidential treatment granted as to certain portions.