Form 10-K/A
period 2006-12-31
CYTYC CORP
filed 2007-04-30
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

On March 2, 2007, Cytyc Corporation filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) with the Securities and Exchange Commission (the “SEC”). Cytyc is filing this Form 10-K/A to amend Part II, Item 5 (solely to include the performance graph) and Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K. In addition, the cover page and the list of exhibits in Part IV, Item 15 of the Form 10-K have been updated and amended.

Cytyc is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, Cytyc is not including the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

Throughout this Annual Report on Form 10-K/A, unless the context states otherwise, the words “we,” “us,” “our”, “company” and “Cytyc” refer to Cytyc Corporation and all of its affiliates and subsidiaries taken as a whole, and the “Board of Directors” refers to the board of directors of Cytyc Corporation.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following graph compares the percentage change in the cumulative total stockholder return on our common stock during the period from December 31, 2001, the last trading day before our 2002 fiscal year, through December 31, 2006, with the cumulative total return of The Nasdaq Market Index—U .S. Companies (“Nasdaq Market Index—U .S.”) and the Laboratory Analytical Instruments (SIC Code 3826) Index (“SIC Code Index”). The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices and assumes any dividends were reinvested.

Comparison of Cumulative Total Return(1)(2)

(1) This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) The stock price information shown on the graph is not necessarily indicative of future price performance. Information used on the graph was obtained from Hemscott, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required under this item with respect to the executive officers of Cytyc may be found under “Executive Officers of Cytyc Corporation” in Part I, Item 1 — “Business” of the Form 10-K.

The following biographical information discloses the business experience in the past five years for each director of Cytyc and the year that each individual was first elected to the Board of Directors. Unless otherwise noted, each person listed below has held his or her principal occupation or employment for at least the past five years.

Directors Whose Terms Expire in 2007

Walter E. Boomer    General Boomer became one of our directors in February 2000. From March 1997 until his retirement in April 2004, he served as President and Chief Executive Officer and, since April 2002, Chairman and Chief Executive Officer of Rogers Corporation, a specialty materials manufacturer. Prior to joining Rogers Corporation, Mr. Boomer was Executive Vice President of McDermott International, Inc., and President of its Babcock and Wilcox Power Generation Group. Mr. Boomer joined the Marine Corps in 1960, where he served until August 1994, achieving the rank of General in August 1986. From August 1992 to August 1994, Mr. Boomer served as Assistant Commandant, the second highest position in the Marine Corps. Mr. Boomer serves as a director of Baxter International Inc., Rogers Corporation and Taylor Energy Company.

Daniel J. Levangie    Mr. Levangie became one of our directors in July 2003. He has served as our Executive Vice President and President of Cytyc Surgical Products since July 2006. Prior to that, Mr. Levangie served as our Executive Vice President, Commercial Operations. From August 2002 to July 2003, Mr. Levangie served as President and Chief Executive Officer of Cytyc Health Corporation, a former wholly-owned subsidiary of our company. From January to July 2002, he served as our President and Chief Operating Officer. Prior to joining our company, Mr. Levangie was employed in several sales and marketing positions for seventeen years by Abbott Laboratories, a diversified healthcare company. Mr. Levangie received a B.S. in Pharmacy from Northeastern University. Mr. Levangie serves as a director of Dune Medical Devices Ltd., a privately held medical device company, and ev3 Inc., a publicly traded medical device company.

Joseph B. Martin, M.D., Ph.D.    Dr. Martin became one of our directors in January 2002. Since 1997, he has served as the Dean of the Faculty of Medicine, Harvard University. From 1993 to 1997, Dr. Martin was the Chancellor for the University of California, San Francisco. Dr. Martin serves as a director of Scientific Learning Corporation and Baxter International, Inc.

Directors Whose Terms Expire in 2008

Brock Hattox    Mr. Hattox became one of our directors in July 2003. He served as Chairman, Chief Executive Officer and President of National Service Industries from December 2001 to June 2003, and as Chief Financial Officer from September 1996 to November 2001. Mr. Hattox also serves as a director of Stone Mountain Industrial Park, a privately held company.

William McDaniel    Mr. McDaniel became one of our directors in April 1987 and served as a consultant to Cytyc from March 1995 to February 1997. In January 2001, he was named Vice Chairman of the Board of Directors and he serves as Lead Independent Director. Mr. McDaniel served as a consultant to and a director of CP Ventures, Inc., a venture capital firm, from April 1995 to April 1996 and June 1996, respectively. From 1987 to March 1995, Mr. McDaniel was the President and a director of CP Ventures, Inc.

Marla S. Persky    Ms. Persky became one of our directors in November 2003. She is Vice President, General Counsel and Corporate Secretary of Boehringer Ingelheim Corporation. Prior to joining Boehringer in May 2005, Ms. Persky was with Baxter International Inc. for nineteen years in a variety of legal and management positions, most recent of which was Acting General Counsel and Corporate Secretary.

Directors Whose Terms expire in 2009

Sally W. Crawford    Ms. Crawford became one of our directors in January 1998. From April 1985 until January 1997, Ms. Crawford served as Chief Operating Officer of Healthsource, Inc., a publicly held managed care organization headquartered in New Hampshire. During her tenure at Healthsource, Inc., Ms. Crawford held a variety of positions and responsibilities, including leading that company’s Northern Region operations and marketing efforts. Since January 1997, Ms. Crawford has been a health care consultant in New Hampshire. Ms. Crawford serves as a director of Exact Sciences Corporation, Chittenden Corporation and CombinatoRx, Inc.

Patrick J. Sullivan    Mr. Sullivan has served as our Chief Executive Officer and as one of our directors since March 1994. In January 2001, he was named Vice Chairman of the Board of Directors and in January 2002 he was named Chairman-elect. In May 2002, Mr. Sullivan became Chairman of the Board. From March 1994 to January 2002, and from July 2002 to the present, Mr. Sullivan also has been serving as President, and from January 1991 to March 1994, Mr. Sullivan served as Vice President of Sales and Marketing. Prior to joining our company, Mr. Sullivan was employed in several senior marketing positions for five years by Abbott Laboratories, a diversified healthcare company, and was a consultant with McKinsey and Company, an international management consulting firm. Mr. Sullivan is a graduate, with distinction, of the United States Naval Academy and received an M.B.A., with distinction, from Harvard University.

Wayne Wilson    Mr. Wilson became one of our directors in July 2003. A certified public accountant, Mr. Wilson has been an independent business advisor since September 2002. From January 1998 to September 2002, Mr. Wilson served as President and Chief Operating Officer, and from August 1995 to January 1998, he served as Senior Vice President, Chief Operating Officer and Chief Financial Officer, of PC Connection, Inc., a direct marketer of information technology products and services. From June 1986 to August 1995, he was a partner in the Assurance and Advisory Services practice of Deloitte & Touche LLP. Mr. Wilson also serves as a director of Edgewater Technology, Inc.

The following table sets forth for each director, his or her age as of January 1, 2007 and board committee assignments:

Name	Age
Patrick J. Sullivan	55
William McDaniel(3)	66
Walter E. Boomer(1)(3)	68
Sally W. Crawford(1)(3)(5)	53
Brock Hattox(1)(2)(4)(5)	58
Daniel J. Levangie	56
Joseph B. Martin, M.D., Ph.D(3)(4)(5)	68
Marla S. Persky(2)(4)	51
Wayne Wilson(2)(4)	57

(1) Member of Compensation Committee

(2) Member of Audit Committee

(3) Member of Nominating and Corporate Governance Committee

(4) Member of Finance Committee

(5) Member of the Venture Investment Committee

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. Copies of our Code of Business Conduct and Ethics can be found on our website at http://ir.cytyc.com. If you would like to obtain a copy of the committee charters or the Code of Business Conduct and Ethics, you should contact us by telephone at: (508) 263-8471. Upon your request, we will provide a copy of these documents without charge.

Audit Committee

The Audit Committee is responsible for assisting the Board of Directors in its oversight of the integrity of our consolidated financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. None of the current members of the Audit Committee is an employee of our company and the Board of Directors has determined that each member of the Audit Committee is independent (as independence is defined in the current listing standards of The Nasdaq Stock Market and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Messrs. Hattox and Wilson and Ms. Persky are the current members of the Audit Committee, and Mr. Wilson serves as Chair.

Audit Committee Financial Expert.    The Board of Directors has determined that Messrs. Hattox and Wilson are “audit committee financial experts,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, and “independent” for purposes of current listing standards of The Nasdaq Stock Market and Section 10A(m)(3) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and holders of more than 10% of our common stock (collectively, the “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. We believe that all Reporting Persons complied with Section 16(a) filing requirements in the period ended December 31, 2006.

Item 11. Executive Compensation

Compensation Discussion & Analysis

This discussion should be read in conjunction with the tables and related discussion beginning on page 14 of this Form 10-K/A.

Introduction

Our executive compensation program is designed to attract, retain and motivate high-performing leaders to achieve strong business results and enhance stockholder value. To this end, our executive compensation program is strongly linked to the delivery of long-term returns to our stockholders, the achievement of short- and long-term strategic business objectives, individual performance, and the demonstration of competencies that are aligned with our values.

The Compensation Committee uses its business judgment to establish our executive compensation philosophy and policies, and oversees the implementation of our company’s executive compensation programs, drawing on internal and external resources to provide necessary information and recommendations, as appropriate.

Executive Compensation Objectives and Considerations

The fundamental objective of our executive compensation program is to support the creation of long-term stockholder value. The executive officers named in the Summary Compensation Table on page 14 of this Form 10-K/A (“named executive officers” or “NEOs”) and other executive officers are critically important to our ability to create stockholder value. It is in our stockholders’ interests that the compensation of our executive officers be structured in a manner which encourages the efforts of our executive officers which will enable us to reach desired objectives. We believe that it is in the best interest of our company, our stockholders and our other important non-stockholder constituencies to employ highlytalented, able, high-performing leaders who are able to sustain and improve upon our company’s strong performance.

In order to achieve this fundamental objective, we believe that it is appropriate to focus primarily on each executive officer’s total compensation opportunity, reviewed annually on a prospective basis, and that a significant portion of each executive officer’s total compensation opportunity should be performance-based, reflecting both upside potential and downside risk. In addition, as a means of ensuring that the interests of our executive officers are aligned with those of our stockholders, we believe that executive officers should build and maintain an equity interest in the company. To this end, we pay these officers a meaningful portion of their compensation in equity, and, in March 2007, adopted revised stock ownership guidelines for our executive and other officers.

General Considerations

Executive compensation, particularly incentive-based compensation, is material to our company because we believe it has a strong impact on the performance of our executive officers. The actions of our executive officers, both individually and as a group, are extremely important in shaping business outcomes in both the short- and the long-term. Therefore, it is important to strike a balance between rewarding short-term financial results while also rewarding actions that will lead to desired business results over a period of several years.

•

It is our objective to have a portion of each executive officer’s compensation contingent upon the achievement of specific pre-determined corporate objectives, as well as upon each executive officer’s individual level of performance.

•

The impact of the NEOs and other executive officers is not merely on matters that can be readily measured (e.g., financial performance indicators), but also on other important, subjective variables, including culture and values. Consequently, a focus on objective indicators, while important, must be balanced by other, broader considerations which impact our business.

•	No system can be perfect, and every executive compensation system, if rigidly applied, can have unintended consequences. Judgment in application is therefore important.

•

Proven, capable senior leaders who know our company, have industry knowledge, operational experience, and a track record of success are extremely valuable. Such individuals are commercially sophisticated, informed, attractive to competitors and have many other opportunities available to them, both in public companies and in other sectors of the economy. The cost of locating or developing alternative executives, whether internally or through external recruiting, is high.

•	The success of a complex organization such as our company is critically dependent upon effective teamwork at the executive officer level, as well as on individual capability.

•

Individuals vary in the value they attach to specific elements of compensation, but in general, the highest value is attributable to immediately available compensation. We seek to balance the value of each element of compensation to our company against the perceived value of such element to the executive officer.

•

Individuals generally prefer a clear understanding of the factors that determine compensation, but a strictly formulaic approach can lead to undesired behaviors. We seek to provide a high degree of clarity, ensuring that executive officers are focused on the key drivers of success, while also retaining a degree of discretion to recognize particular circumstances.

Major decisions affecting the long-term future of our business are a constant part of decision-making. It is difficult in the short-term to measure the precise impact that good and bad decisions in these areas will have on long-term prospects. As a result, our choice of performance objectives, as well as the specific values of the targeted objectives, are affected by the current and future needs of the business and may change from year-to-year. We seek to encourage executive officers to make decisions that are designed to support long-term value creation balanced against the need to also deliver short-term results.

Compensation Consultant

From July 2004 through June 2006, Towers Perrin served as the Compensation Committee’s independent compensation consultant. In setting executive total compensation levels for 2006, the Compensation Committee utilized Towers Perrin as its executive compensation consultant. Towers Perrin provided data on executive compensation market trends and levels that were used to establish executive compensation for our NEOs.

In October 2006, the Compensation Committee engaged FW Cook as its independent compensation consultant and asked them to perform a comprehensive review of our approach to and delivery of executive compensation. The results of the study were used in refining our compensation strategy and setting executive officer compensation for 2007.

Committee Activity

Following FW Cook’s review of our executive compensation strategy, the Compensation Committee, in early 2007, approved the recommendations set forth by FW Cook. As a result, and among other considerations, the Compensation Committee decided to:

•

Update the peer group of companies (the peer groups for both 2006 and 2007 appear below under “—Competitive Considerations”) with respect to which executive compensation comparisons would be made, to more closely align our company with our market contemporaries;

•	Modify the definition of financial metrics employed in the performance-based cash incentive program;

•

Change the form of long-term equity awards from all options to a combination of options and performance shares (performance shares to be earned based upon achievement of certain performance measures over a three-year period);

•	Eliminate our supplemental executive health-care benefit effective January 1, 2007 for our executive officers, and effective January 1, 2008 for all vice presidents who are not executive officers; and

•	Adopt and implement the revised executive stock ownership guidelines.

Competitive Considerations

Determination by the Compensation Committee

We believe that it is critical to our long-term performance to offer our executive officers compensation opportunities that are broadly commensurate with their competitive alternatives. However, competitive alternatives vary from individual to individual and may extend beyond equivalent positions in our industry or at other publicly traded or similarly situated companies. As a result, the Compensation Committee sets each executive officer’s total compensation opportunity and each compensation element based primarily on a series of both subjective and objective factors, such as (1) our past performance and expectations of future performance, (2) individual scope of responsibility, performance and experience, (3) the executive compensation reports of independent consultants engaged by the Compensation Committee and (4) past compensation levels.

Market Comparisons and Peer Group Selection

We obtain market comparison information from analyses of publicly-available information for a peer group comprised of companies from the medical device and diagnostics industry as well as and the pharmaceutical industry. The Compensation Committee selects the companies to be included in the peer group from the medical device, diagnostic and pharmaceutical companies because our business model takes into account certain aspects of these three life science sector markets, and employment opportunities for our executives as well as the talent pool from which we recruit, stem from similar companies. The peer companies are chosen based on their relative annual revenue, revenue growth, size, and relevance to our company’s mix of businesses. They are generally publicly-traded companies of similar size and scope to our company, and share some or all of the following characteristics with our company: requisite skill bases, competitive intensity, degree of regulation and operating requirements. For 2006, the Compensation Committee approved the following peer group, which was chosen with the assistance of Towers Perrin:

Medical Devices & Diagnostic Companies:	Pharmaceutical Companies:

Affymetrix, Inc.

Arrow International, Inc.

Advanced Medical Optics, Inc.

The Cooper Companies, Inc.

Diagnostics Produce Corporation

Gen-Probe Incorporated

Haemonetics Corporation

IDEXX Laboratories, Inc.

Mentor Corporation

Respironics, Inc.

ResMed, Inc.

Waters Corporation

American Pharmaceuticals Partners, Inc

Cephalon, Inc.

Gilead Sciences, Inc.

K-V Pharmaceutical Company

Medicis Pharmaceutical Corporation

Millennium Pharmaceuticals, Inc.

Par Pharmaceutical Companies, Inc.

Sepracor, Inc.

With the assistance of FW Cook, the Compensation Committee revised the peer group peer group effective for 2007 by removing three medical devices and diagnostic companies (Diagnostics Produce Corporation, IDEXX Laboratories, Inc. and Mentor Corporation) and adding four new companies (Bio-Rad Laboratories, Inc., Conmed Corp., Hologic Inc and Millipore Corp.), and by removing three pharmaceuticals companies (American Pharmaceuticals Partners, Inc., Gilead Sciences, Inc. and Par Pharmaceutical Companies, Inc.) and adding Abraxis Bioscience Inc. The updated peer group effective for 2007 consists of:

Medical Devices & Diagnostic Companies:	Pharmaceutical Companies:

Affymetrix, Inc.

Arrow International, Inc.

Advanced Medical Optics, Inc.

Bio-Rad Laboratories Inc

Conmed Corp

The Cooper Companies, Inc.

Gen-Probe Incorporated

Haemonetics Corporation

Hologic Inc

Millipore Corp

Respironics, Inc.

ResMed, Inc.

Waters Corporation

Abraxis Bioscience Inc Cephalon, Inc. K-V Pharmaceutical Company Medicis Pharmaceutical Corporation Millennium Pharmaceuticals, Inc. Sepracor, Inc.

In light of our practice of making a relatively high portion of each executive officer’s compensation based on performance (i.e., at risk) as compared to its peers, and because most of our performance targets are set at the top quartile or higher (as compared to the performance of our peers on the targeted factors), the Compensation Committee generally examines peer company data at the 50th and 75th percentiles for the peer companies. The opportunity for compensation for NEO and other executive officers is generally available at the 75th percentile of peer practice in order to encourage performance that is equal to top quartile or higher performance among comparable peers and reasonably aligned with our strategic plan.

Elements of Executive Compensation

Focus on Total Compensation Opportunity

Our annual executive compensation decisions begin with a determination of the appropriate total compensation opportunity to be made available to each NEO. The Compensation Committee reviews the combined value of all of the elements of compensation, considering proposed compensation, actual compensation for the previous year, and the balance among the elements. We believe that a significant portion of each NEO’s total compensation opportunity should be performance-based, reflecting both upside potential and downside risk, and, generally, that the higher an executive’s level within our executive structure, the greater the proportion of total compensation which should be at risk. Each NEO’s annual total compensation opportunity is comprised of a mix of compensation elements, consisting of base salary, annual performance-based cash incentive, longer-term equity incentives and certain personal benefits. We expect that this mix can and should be revised from time-to-time as our needs and objectives, as well as industry and peer group practices, change.

Balance Among the Elements

When determining the proportion of total compensation that will be comprised of each compensation element, the Compensation Committee reviews current market practices and industry trends. Within the performance-based compensation category, the Compensation Committee seeks to focus the efforts of the NEOs on company goals related to increasing stockholder value. In addition, the Compensation Committee considers the NEOs’ perceived value of the various elements of compensation and seeks input from the Chief Executive Officer (but only with respect to compensation for other NEOs), as well as the advice of its independent compensation consultant, to assist in maximizing cost efficiency and motivational value.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for the NEOs were:

•	base salary;

•	performance-based cash incentive compensation;

•	long-term equity incentive compensation; and

•	certain personal benefits.

Base Salary

We pay base salaries to compensate our executive officers for performing their basic responsibilities. Base salaries for each of our executive officers, including the Chief Executive Officer, are generally set within a range of salaries paid to executive officers at peer companies with comparable qualifications, experience, responsibilities and performance. In setting compensation levels, the Compensation Committee takes into account such factors as (1) our past performance and expectations of future performance, (2) individual scope of responsibility, performance and experience, (3) the reports of independent compensation consultants engaged by the Compensation Committee, (4) past salary levels and (5) the recommendations of the Chief Executive Officer, but only with respect to other NEOs. The Compensation Committee does not assign relative weights or rankings to these factors, but instead makes a determination based upon the consideration of all of these factors, as well as the progress made with respect to our long-term goals and strategies.

At its meeting in January 2006, the Compensation Committee considered base salary levels for the NEOs. Effective January 1, 2006, the Compensation Committee approved increases in NEO salaries as follows:

Name and Position	Annual Base Salary	Increase from Previous Year
Patrick J. Sullivan	$575,000	11.7%
Chairman, Chief Executive Officer and President

Timothy M. Adams	325,000	8.3
Senior Vice President, Chief Financial Officer and Treasurer

Daniel J. Levangie	425,000	6.3
Executive Vice President and President, Cytyc Surgical Products

John P. McDonough	325,000	8.3
Senior Vice President and President, Cytyc Development Company

A. Suzanne Meszner-Eltrich	285,000	9.6
Senior Vice President, General Counsel and Secretary

Performance-Based Cash Incentive Compensation

General.    Our 2006 Executive Incentive Plan (the “2006 Plan”) was intended to focus the NEO’s attention on shorter-term attainment of high levels of operating and financial performance. NEOs were eligible for annual cash incentive compensation under the 2006 Plan based primarily upon the level of achievement, both by the individual officer and our company, of performance targets established for each year, as well as on the Compensation Committee’s assessment of individual performance.

Our annual incentive payments for NEOs are determined based on a combination of performance elements consisting of corporate financial objectives, corporate “stretch” goals and individual performance. “Baseline” incentive awards are determined by (1) corporate revenue and (2) profit before interest and taxes, with each metric assigned equal weighting in order to support and balance the Company’s strategic focus on top-line and bottom-line growth .The “baseline” bonus targets range from 60% to 100% of base salary, depending on the NEO. An NEO can earn more than the target amount for superior performance. Corporate “stretch” goals, based on certain incremental predetermined operational goals, provide an NEO with the opportunity to earn an additional 10% (in total) of “baseline” bonus. Individual goals (Mr. Sullivan has only company goals) serve to modify the “baseline” bonus earned by +/-20% (in total). All metrics were approved by the Compensation Committee to provide the balanced measurement of current external results to stockholders, efficient and effective internal decisions to generate future stockholder returns, and strategic and operational initiatives.

The maximum incentive payment under the 2006 Plan was 155% of the “baseline” bonus, consisting of (1) a maximum of 125% of “baseline” bonus based on our company’s financial performance, (2) a maximum of 10% of “baseline” bonus based on our company’s achievement of corporate “stretch” goals and (3) a maximum of 20% of “baseline bonus” based on individual performance.

The incentive awards were structured to comply with the “performance-based” compensation rules of Section 162(m) of the Internal Revenue Code of 1986 (“Section 162(m)”) to ensure the tax deductibility of compensation paid to NEOs. See “—Tax and Accounting Considerations” below.

Setting Performance Targets.    The Compensation Committee set minimum, target and maximum levels for each component of the corporate financial objective portion of 2006 Plan. As a general principle, we believe that performance targets should be set at levels that reflect excellent performance, superior to the results of typical companies in our industry, but that the targets should be achievable – that is, significant, sustained creative effort on the part of the executive team should be required in order to attain the targets, while at the same time the targets should represent a reasonable expectation of performance, assuming the team delivers the effort. Target levels that are set too low may fail to result in the best performance attainable, while target levels that are set too high can fail to serve as motivation. To achieve this, target levels are set in such a way to encourage performance that is equal to top quartile or higher performance among comparable peers and reasonably aligned with our strategic plan. In making the annual determination of the minimum, target and maximum levels, the Compensation Committee considers: (1) the specific circumstances facing our company in the current year, (2) financial objectives of our strategic plan and (3) stockholders’ expectations regarding our company performance. Over time, the Compensation Committee seeks to maintain this basic principle.

2006 Performance-Based Incentive Awards for the Named Executive Officers.    For Mr. Sullivan, President and Chief Executive Officer, the Compensation Committee considered only our company’s performance to derive his final incentive award. For each of the other NEOs, individual performance related to each of their areas of responsibility was also considered. In years where our performance is above or substantially above the performance of its peers, we expect that annual incentive awards will be paid to the NEOs at a rate exceeding the targeted rate. For 2006, the NEOs annual incentive awards were as follows:

Named Executive Officer	2006 Base Salary	Incentive Target as % of Base Salary	Annual Incentive Achieved	2006 Incentive Award
Patrick J. Sullivan	$575,000	100%	126.1%	$725,000
Timothy M. Adams	325,000	60	69.2	225,000
Daniel J. Levangie	425,000	80	82.4	350,000
John P. McDonough	325,000	60	66.2	215,000
A. Suzanne Meszner-Eltrich	285,000	60	70.2	200,000

The amounts set forth above for the NEOs’ 2006 annual incentive awards are also set forth in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table on page 14 of this Form 10-K/A.

While performance targets are established at levels that are intended to be achievable, a maximum bonus payout would require very high levels of both individual and company performance which we believe are possible to be achieved only with extraordinary effort. Generally, the Committee sets the target and maximum performance requirements such that relative difficulty of achievement is consistent from year to year.

Long-Term Equity Incentive Compensation

General.    The portion of the NEOs’ compensation comprised of equity-based compensation is designed to reward longer-term performance, retain executives and more closely align the interests of our executives with the interests of our stockholders. Equity ownership by executive officers helps to balance the short-term focus of annual incentive compensation with a longer-term view and may help to retain executive talent. We have historically relied predominantly on stock options as our preferred form of long-term compensation. We believe that granting stock options is consistent with similarly high-growth oriented companies and competitive practices in that they reinforce long-term results and align our executives’ interests with those of our stockholders. However, in light of our evolving strategic goals, the stage of development of the Company, and the requirement for stock option expensing for financial statements beginning in 2006, we have decided to adjust the long-term incentive strategy for NEOs and other executives and grant both stock options and performance shares beginning in 2007.

The Compensation Committee generally grants options that become exercisable over a four- to five-year period as a means of encouraging executive officers to remain with our company and promote our long term success. The Compensation Committee awards options with exercise prices equal to the closing market price of the common stock on the date of grant. As a result, executive officers will benefit from these stock option grants only to the extent that the price of our common stock increases and our stockholders have also benefited.

2006 Long Term Equity Incentive Compensation Awards for the Named Executive Officers.    Stock options are granted to the NEOs and other executives early in each calendar year on the date of the Compensation Committee meeting that is set the previous year to review our performance in the prior year (the 2006 meeting held on January 24, 2006 was scheduled on February 9, 2005). The exercise price of options granted is equal to the closing market price of our common stock on the date of grant (for the 2006 option grants, January 24, 2006). Equity awards may also be made to new executive officers upon hire or promotion, effective upon the first date of employment in the position. The Compensation Committee does not time equity grants to take advantage of information, either positive or negative, about our company which has not been publicly announced. The number of stock options awarded is typically based on the recommendations of independent consultants engaged by the Compensation Committee, and an NEO’s individual performance and results. Individual grant of stock option awards can either increase or decrease depending on a subjective assessment of each NEO’s performance over the last year, as well as expected contribution in future years.

2007 Performance Share Grants.    On January 23, 2007, the Compensation Committee approved the 2007 Long-Term Incentive Plan. Under this plan, certain executive officers, including the NEOs, became eligible to earn performance shares in addition to receiving stock option awards. The initial grant of performance shares will be earned based upon annual earnings per share (“EPS”) goals over a three-year period beginning in 2007. A grantee may also earn, over the course of three years, a total number of shares ranging from 0% to 175% of the number of shares equal to his or her initial grant of performance shares, which range is based on the actual achievement of the predetermined EPS goals. Provided annual EPS goals are achieved, fifty percent of the initial grant of performance shares may be earned as of 2007, an additional thirty percent as of 2008, and the remaining twenty percent as of 2009, and will be vested in 2010, subject to the executive’s continued employment through the third anniversary of the grant date. The NEOs received the following initial grant of performance shares:

Named Executive Officer	EPS Performance Shares Granted in 2007
Patrick J. Sullivan	30,000
Timothy M. Adams	12,000
Daniel J. Levangie	20,000
John P. McDonough	10,000
A. Suzanne Meszner-Eltrich	10,000

Guidelines for Stock Ownership

With the goal of encouraging long-term ownership of Cytyc common stock by executive management, the Compensation Committee adopted revised guidelines for target levels of stock ownership by executive officers in early 2007. The guidelines apply to vice presidents and above, and are in the process of implementation. To mitigate the need to place time restrictions on attaining the targets and avoid the need for executives to make significant out-of-pocket purchases or prematurely exercise options, executives are expected to retain a specified percent of the after-tax value of option exercises and vesting of restricted and performance shares until the stock ownership guideline is met.

The Company’s insider trading policy prohibits executives from engaging in certain transactions for the purpose of hedging the economic risk of his or her current or future ownership of shares.

Other Personal Benefits

The NEOs are eligible for the same health and welfare programs offered to exempt employees, including medical, dental and vision coverage, wellness programs, use of our employee assistance program, short and long-term disability, and paid time off in accordance with company policies. For programs to which employees contribute premiums, executives pay the same premiums as other exempt employees. In 2006, in addition to the benefits programs described above, which were available to all employees, we also provided to our executive officers and executives at the vice president level and above a financial services reimbursement plan, providing reimbursement for certain financial services not to exceed $3,000 per individual per calendar year, and an executive healthcare supplement program. We provided these additional benefits in order to maintain market competitiveness in our overall compensation and benefits packages. Effective January 1, 2007, we terminated the executive healthcare supplement program for our executive officers and increased the financial services reimbursement to $5,000 per individual. Effective January 1, 2008, we plan to terminate the executive healthcare supplement program for all executives at the vice president level and above who are not executive officers.

Post-Employment Compensation

Change of Control Agreements

Each of our executive officers, including NEOs, is party to a change of control severance agreement with our company. The Compensation Committee determined that such arrangements were appropriate based on their prevalence within the life science industry and the dynamic nature of mergers and acquisitions activity within this industry. Given the nature of the responsibilities of our executive officers, we believe they are likely to be involved in critical decisions relating to a potential change of control transaction and to be responsible for the successful implementation of such transactions, while being at risk of losing their job if a change of control transaction occurs. The change of control agreement is intended to provide sufficient protection for the executive officer to permit them to consider potential transactions that are in the best interest of our stockholders, without being unduly influenced by the effects of the transaction on their compensation. If an executive officer’s employment is terminated by him or her for good reason or by our company without cause following a change of control transaction, the executive officer will receive a lump sum payment equal to a specified number times the sum of salary and bonus (three times the sum of salary and bonus for Messrs. Sullivan and Levangie and 1.5 times for Messrs. Adams and McDonough and Ms. Meszner-Eltrich) if he or she is terminated within a certain period of the change of control transaction (two years for Messrs. Sullivan and Levangie and 18 months for Messrs. Adams and McDonough and Ms. Meszner-Eltrich). The change of control agreements are described in greater detail below under “Executive Compensation Summary—Other Potential Post-Employment Payments—Change of Control Arrangements.”

In addition, the stock options and performance shares held by the executive officers and executives at the vice president level and above provide for immediate acceleration of vesting upon a change of control transaction, without regard to continued employment.

Employee 401(k) Plan and Employee Stock Purchase Program

We maintain a retirement plan which is qualified for favorable tax treatment under the Internal Revenue Code—a defined contribution 401(k) plan. We also maintain an employee stock purchase program. These plans are generally available to all company employees. Each of the NEOs participates in the 401(k) plan, and Messrs. Adams and McDonough participate in the employee stock purchase plan.

Tax and Accounting Considerations

The Compensation Committee carefully considers the tax impact of our compensation programs on our company as well as on the NEOs. However, the Compensation Committee believes that decisions regarding executive compensation should be primarily based on whether they result in positive long-term value for our stockholders, customers, employees and other important stakeholders. The Compensation Committee considers the impact of Section 162(m) in structuring our executive compensation program. Section 162(m) limits our annual income tax deduction for compensation paid to each of our NEOs to $1 million to the extent the compensation does not meet the “qualified performance-based compensation” requirements of Section 162(m). To the extent reasonably possible in light of our compensation goals and objectives, the compensation paid to the NEOs has been structured so as to qualify as performance-based and to be deductible under Section 162(m). However, in light of the competitive nature of the market for executive talent, the Compensation Committee believes that it is more important to encourage the NEOs to remain focused on building stockholder value than to use a particular compensation practice or structure solely to ensure tax deductibility, and thus retains discretion to address tax deductibility of executive compensation as one key element of compensation decisions.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Form 10K/A.

Respectfully submitted by the

Compensation Committee:

Sally W. Crawford (Chair)

Walter E. Boomer

Brock Hattox

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Ms. Crawford and Messrs. Boomer and Hattox. No member of the Compensation Committee is or has ever been an executive officer or employee of our company (or any of its subsidiaries), and no “compensation committee interlocks” existed during fiscal year 2006.

Executive Compensation Summary

The following table sets forth the annual and long-term compensation for the fiscal year ended December 31, 2006 for (1) our Chief Executive Officer, (2) our Chief Financial Officer, and (3) each of our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2006 and whose total compensation exceeded $100,000 for fiscal year 2006 (collectively, the “named executive officers” or “NEOs”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non- Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Patrick J. Sullivan Chairman, Chief Executive Officer and President	2006	$575,000	—	$1,691,025	$725,000	$18,609	$3,009,634
Timothy M. Adams Senior Vice President, Chief Financial Officer and Treasurer	2006	325,000	—	963,064	225,000	18,609	1,531,673
Daniel J. Levangie, President, Cytyc Surgical Products division and Executive Vice President Cytyc Corporation	2006	425,000	—	1,268,269	350,000	15,184	2,058,453
John P. McDonough President, Cytyc Development Company and Senior Vice President, Corporate Development	2006	325,000	—	930,064	215,000	18,609	1,488,673
A. Suzanne Meszner-Eltrich, Senior Vice President, General Counsel and Secretary	2006	285,000	75,000	507,308	200,000	15,154	1,082,492

(1) Ms. Meszner-Eltrich received a one-time bonus of $75,000 in recognition of her leadership of the Human Resources function, in addition to her duties as General Counsel and Secretary, for the majority of 2006.

(2) Represents the amount recognized for financial statement reporting purposes with respect to fiscal year ended December 31, 2006 in accordance with SFAS No. 123R for awards of options under our 2004 Omnibus Stock Plan. The fair value of options is determined by using the Black-Scholes option pricing model and applying the multiple-option valuation approach to the stock option valuation. The underlying assumptions used in the Black-Scholes model are as follows for options granted during years ended December 31, 2006, 2005 and 2004:

	December 31
	2006	2005	2004
Risk-free interest rate.	4.7%	3.8%	2.8%
Expected dividend yield	—	—	—
Expected life (in years)	3.5	3.5	3.5
Expected volatility	31%	56%	69%
Forfeiture rate	13%	n/a	n/a

(3) Reflects the amount paid under the 2006 Executive Incentive Plan. See the “Compensation Discussion & Analysis” section of this Form 10-K/A for a discussion of how payment amounts under the plan were determined, and regarding the level of these payments in proportion to total compensation.

(4) All other compensation represents matching contributions made by us to the Cytyc Corporation 401(k) Retirement Plan, and the portion of health care insurance premiums paid by the company, on behalf of the named executive officers, which are benefits offered to all other employees.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options(#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($/Sh)(4)
		Threshold ($)	Target ($)	Maximum ($)
Patrick J. Sullivan		$287,500	$575,000	$891,250
	1/24/06				200,000	$28.39	$8.46
Timothy M. Adams		97,500	195,000	302,250
	1/24/06				110,000	28.39	8.46
Daniel J. Levangie		170,000	340,000	527,000
	1/24/06				150,000	28.39	8.46
John P. McDonough		97,500	195,000	302,250
	1/24/06				110,000	28.39	8.46
A. Suzanne Meszner-Eltrich		85,500	171,000	265,050
	1/24/06				60,000	28.39	8.46

(1) Represents the possible payments to each of the named executive officers upon grant of the annual incentive award under our 2006 Executive Incentive Plan, subject to achievements of the pre-established performance goals, as discussed in the “Compensation Discussion & Analysis—Performance-Based Cash Incentive Compensation” section of this Form 10-K/A. Actual amounts earned by the named executive officers are set forth under “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2) These options, which were granted under our 2004 Omnibus Stock Plan, vest over a four year period, at a rate of 25 percent annually, until exercisable in full.

(3) The exercise price per share of each option was determined by the Board of Directors to be equal to the closing market price per share of our common stock as quoted on The Nasdaq Global Select Market on the date of grant.

(4) Represents the grant date fair value, computed in accordance with SFAS No. 123R of the options granted in 2006.

The Grants of Plan-Based Awards table provides details on estimated non-equity incentive plan award possible payouts and stock option grants.

Cytyc provides annual incentives to its NEOs. This award is determined based on the following three components: (1) Company financial performance, (2) corporate “stretch” performance goals and (3) individual performance. This program is described in the “Compensation Discussion & Analysis—Elements of Executive Compensation—Performance-Based Cash Incentive Compensation” section of this Form 10-K/A.

Cytyc’s long-term incentive awards are provided in the form of stock options and, beginning in fiscal year 2007, performance shares. Details regarding this program, including criteria for determining amounts of awards, can be found in the “Compensation Discussion & Analysis—Elements of Executive Compensation—Long-Term Equity Incentive Compensation” section of this Form 10-K/A.

Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Patrick J. Sullivan	105,294 375,000 375,000 500,000 250,000 168,000 50,000 —	— — — — — 112,000 150,000 200,000	(1) (2) (3)	$11.29 20.75 21.92 24.46 10.80 12.65 24.31 28.39	2/9/10 1/23/11 1/30/11 1/10/12 8/19/09 11/20/09 2/9/11 1/24/12

Timothy M. Adams	135,417 5,000 —	114,583 15,000 110,000	(4) (2) (3)	26.10 24.31 28.39	10/25/14 2/9/11 1/24/12

Daniel J. Levangie	74,016 49,188 100,000 300,000 183,643 48,000 37,500 —	— — — — — 96,000 112,500 150,000	(1) (2) (3)	3.65 3.25 21.92 24.46 10.80 12.65 24.31 28.39	1/28/08 4/28/09 1/30/11 1/10/12 8/19/09 11/20/09 2/9/11 1/24/12

John P. McDonough	79,167 20,000 55,000 15,000 —	20,833 20,000 25,000 45,000 110,000	(5) (1) (6) (2) (3)	14.95 12.65 19.35 24.31 28.39	10/13/13 11/20/09 3/24/14 2/9/11 1/24/12

A. Suzanne Meszner-Eltrich	17,917 99,141 25,000 — 15,000 —	— — — 20,000 45,000 60,000	(1) (2) (3)	21.92 24.46 10.80 12.65 24.31 28.39	1/30/11 1/10/12 8/19/09 11/20/09 2/9/11 1/24/12

(1) These options, which were granted under our 1995 Stock Option Plan on 11/20/03, vest in equal annual installments over a five year period, at a rate of 20 percent annually, until exercisable in full. These options have a term of 6 years.

(2) These options, which were granted under our 2004 Omnibus Stock Plan on 2/9/05, vest in equal annual installments over a four year period, at a rate of 25 percent annually, until exercisable in full. These options have a term of 6 years.

(3) These options, which were granted under our 2004 Omnibus Stock Plan on 1/24/06, vest in equal annual installments over a four year period, at a rate of 25 percent annually, until exercisable in full. These options have a term of 6 years.

(4) These options, which were granted under our 2004 Omnibus Stock Plan on 10/25/04, vest in equal monthly installments over a four year period until exercisable in full. These options have a term of 6 years.

(5) These options, which were granted under our 1995 Stock Option Plan on 10/3/03, vest in equal monthly installments over a four year period until exercisable in full. These options have a term of 10 years.

(6) These options, which were granted under our 1995 Stock Option Plan on 3/24/04, vest in equal monthly installments over a four year period until exercisable in full. These options have a term of 10 years.

Option Exercises and Stock Vested

Name	Option Awards
	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)
Patrick J. Sullivan	39,349	$967,899
Timothy M. Adams	—	—
Daniel J. Levangie	450,000	3,905,377
John P. McDonough	15,000	225,867
A. Suzanne Meszner-Eltrich	106,500	1,090,837

(1)	Value realized calculated based on the difference between the market price of our common stock on the date of exercise and the exercise price.

Other Potential Post-Employment Payments

Change of Control Arrangements

On July 23, 2003, we entered into change of control agreements with certain executive officers, including Messrs. Sullivan and Levangie and Ms. Meszner-Eltrich, which provide for payments and benefits in connection with specified terminations of employment after a change of control of our company. These change of control agreements replaced previous change of control agreements between us and the executive officers dated July 30, 2002. On November 12, 2003, we entered into a change of control agreement with Mr. McDonough, and on October 25, 2004, we entered into a change of control agreement with Mr. Adams. The change of control agreements have an initial term from July 23, 2003 (November 12, 2003 in the case of Mr. McDonough and October 25, 2004 in the case of Mr. Adams) to December 31, 2006, which will be automatically renewed for an additional year each year thereafter, unless within sixty days prior to the termination date we give written notice of non-renewal to the executive officer. However, the change of control agreements will continue in effect for a period of 24 months (18 months in the case of Messrs. McDonough and Adams) beyond this term if a change of control occurs.

The executive officer who is a party to a change of control agreement will be entitled to receive the following payments and benefits from us if a change of control occurs during the term of the agreement and the executive’s employment is terminated by (1) the executive officer for good reason (as defined in the agreement) during the period commencing upon a change of control event and ending two years after a change of control (the “change of control period”), (2) our company other than for cause (as defined in the agreement) during the change of control period or (3) our company other than for cause in anticipation of a change of control:

•

the sum of (a) unpaid annual base salary through the termination date, (b) the annual bonus prorated for the year through the termination date, and (c) unpaid compensation previously deferred by the executive officer, if any (together with any accrued interest or earnings thereon), and unpaid accrued vacation pay (collectively, “accrued obligations”);

•

the amount equal to product of (a) the executive officer’s annual base salary and bonus and (b) 1.5 for Messrs. Adams and McDonough and Ms. Meszner-Eltrich, and 3 for Messrs. Sullivan and Levangie, to be paid in a cash lump sum within 30 days of the termination date;

•

continuation of all medical and welfare benefits provided by us to the executive and/or family prior to the termination date for a period of 1.5 years for Messrs. Adams and McDonough and Ms. Meszner-Eltrich, and 3 years for Messrs. Sullivan and Levangie or, if we are not able to provide such benefits, then reimbursement to the executive for 125% of our cost for such benefits; and

•	outplacement services the scope and provisions of which will be at the highest level provided by us to peer employees.

In the event that any payment by us to an executive officer in connection with a change of control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, we will be obligated to make whole the executive officer with respect to such excise tax.

If we determine in good faith that the executive officer has breached, or has threatened to breach, any material provision of the confidentiality agreement or the non-compete agreement which such officer has with our company, we will immediately terminate all severance benefits and the executive officer will no longer be entitled to such benefits.

If the executive officer’s employment is terminated for cause during the change of control period, the agreements will terminate without further obligations to the executive officer, other than the obligation to pay: (1) unpaid annual base salary through the termination date; (2) unpaid compensation previously deferred by the executive officer, if any; and (3) any other benefits required to be paid or provided by us to the executive officer through the termination date. If the executive officer voluntarily terminates employment during the change of control period, excluding a termination for good reason, the agreement will terminate without further obligations, other than for (a) accrued obligations to be paid in a cash lump sum within 30 days of the termination date and (b) any other benefits required to be paid or provided by us to the executive officer through the termination date.

An executive officer’s receipt of severance benefits pursuant to a change of control agreement is subject to the following conditions: (1) execution of a general release of our company by the executive officer; (2) presentation of satisfactory evidence that the executive has returned all of our company property, confidential information and documentation to us; (3) compliance with the provisions of the confidentiality agreement and non-competition agreement that the executive officer has entered into with us; and (4) submission to us of a signed written resignation of the executive officer’s status as our officer and/or director or of any of our affiliates, if applicable.

The following are the payments our named executive officers would receive if they were terminated without cause or for good reason during the applicable change of control severance period. The following calculations assume a termination date of December 31, 2006.

Change of Control Severance Payments:

Name	Cash($)	Prorata Bonus($)(1)	Options($)(2)	Welfare Benefits($)(3)	Outplacement ($)(4)	Excise Tax Gross Up($)(5)	Total($)
Patrick J. Sullivan	$4,125,000	$—	$2,351,300	$51,027	$50,000	$—	$6,577,327
Timothy M. Adams	862,500	—	311,933	25,513	50,000	443,859	1,693,805
Daniel J. Levangie	2,625,000	—	1,951,275	40,753	50,000	—	4,667,028
John P. McDonough	862,500	—	1,071,393	25,513	50,000	—	2,009,406
A. Suzanne Meszner-Eltrich	765,000	—	492,550	20,331	50,000	—	1,327,881

(1)	“Prorata” bonus excluded from calculation since plan participants are eligible for payment if employed at December 31, 2006.

(2)	Represents the intrinsic value of accelerated unvested options. Option values illustrated above are for unvested awards; vested option values are disclosed in the outstanding equity awards at fiscal year end table.

(3)	Includes medical and welfare benefits. Excludes the executive healthcare supplemental program, which was eliminated as of January 1, 2007.

(4)	Represents an estimated value based on competitive market data.

(5)	Assumes a change of control price of $28.30, which was the closing market price on the Nasdaq Global Select Market of our common stock on December 29, 2006, the last trading of our 2006 fiscal year.

Compensation of Directors

Effective March 24, 2006, the Board of Directors approved the following compensation program for non-employee directors, based on reports prepared by an independent compensation consultant, which reports include information on current director compensation data for companies of similar scope and scale in our industry:

	Annual Retainer Fee($)	Per in-person meeting($)	Per telephonic meeting($)
Board Meetings
Vice Chairman of the Board and Lead Independent Director	$51,000	$2,500	$1,250
Directors	36,000	1,500	750

Audit Committee Meetings
Committee Chair	10,000	2,000	1,000
Committee Members	—	1,500	1,000

Other Committee Meetings
Committee Chair	5,000	1,000	650
Committee Members	—	1,000	650

Patrick J. Sullivan and Daniel J. Levangie, employee directors of our company, do not receive any compensation for services rendered as a director.

Our non-employee directors are also eligible to participate in our 2004 Omnibus Stock Plan. Under our 2004 Omnibus Stock Plan, each non-employee director may be granted stock options and opportunities to make direct purchases of stock and other equity interests in our company.

The Board of Directors has currently approved an annual option grant to purchase up to 16,000 shares of common stock, which vests in one-twelfth increments on the first day of each calendar quarter for three years. Also, upon commencement of service as a director, each new non-employee director receives an option to purchase the same number of shares of common stock as the annual option grant in effect at that time. Each non-employee director is entitled, under our Amended and Restated Director Compensation Method Plan, to receive payment of the annual retainer fees for any calendar year either in cash or in shares of our common stock. Each non-employee director is also entitled to receive an annual stock award of 1,000 shares of our common stock, which is earned monthly based on service. Lastly, each non-employee director is paid a cash fee for every meeting attended as set forth above. Each non-employee director may elect to defer for tax purposes the payment of the annual retainer, annual stock award and meeting attendance fees.

Director Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards($)(1)		Option Awards ($)(1)(2)	Total($)
Walter E. Boomer	$64,441		$28,230		$135,282	$227,953
Sally W. Crawford	65,941		28,230		135,282	229,453
Brock Hattox	76,341		28,230		135,282	239,853
Joseph B. Martin, M.D., Ph.D.	21,750	(3)	62,871	(4)	135,282	201,903
William McDaniel	80,291		28,230		135,282	243,803
Marla S. Persky	64,291		28,230		135,282	227,803
Wayne Wilson	76,841		28,230		135,282	240,353

(1) Represents the amount recognized for financial statement reporting purposes in accordance with SFAS No. 123R. The full grant date fair value of each stock and option award made in 2006, computed in accordance with SFAS No. 123R is $28.23 and $8.46, respectively.

The fair value of options is determined by using the Black-Scholes option pricing model and applying the multiple-option valuation approach to the stock option valuation. The underlying assumptions used in the Black-Scholes model are as follows for options granted during years ended December 31, 2006, 2005 and 2004:

	December 31
	2006	2005	2004
Risk-free interest rate.	4.7%	3.8%	2.8%
Expected dividend yield	—	—	—
Expected life (in years)	3.5	3.5	3.5
Expected volatility	31%	56%	69%
Forfeiture rate	13%	n/a	n/a

(2) The aggregate number of option awards outstanding at fiscal year-end appear below in the “Outstanding Director Equity Awards at Fiscal Year-End” table.

(3) Pursuant to the terms of our Director Compensation Method Plan, Dr. Martin deferred the receipt of all his fees.

(4) Pursuant to the terms of our Director Compensation Method Plan, Dr. Martin received payment for some fees in deferred shares of Cytyc stock.

Outstanding Director Equity Awards At Fiscal Year-end

Name	Stock Option Awards (exercisable/unexercisable)(#)
Walter E. Boomer	185,000 / 44,000
Sally W. Crawford	230,000 / 44,000
Brock Hattox	98,000 / 44,000
Joseph B. Martin, M.D., Ph.D.	223,000 / 44,000
William McDaniel	193,000 / 44,000
Marla S. Persky	102,000 / 44,000
Wayne Wilson	88,000 / 44,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2007 by: (1) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock; (2) each of our directors or nominees for director; (3) each of our executive officer named in the Summary Compensation Table on page 14; and (4) all of our directors, nominees for director and executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is c/o Cytyc Corporation, 250 Campus Drive, Marlborough, MA 01752.

Name and address of beneficial owner	Amount and nature of ownership(1)	Percentage of class(2)
Neuberger Berman Inc.(3) 605 Third Avenue New York, NY 10158	6,188,751	5.3%
Patrick J. Sullivan(4)	2,148,838	1.8
Timothy M. Adams(5)	200,821	*
Daniel J. Levangie(6)	936,423	*
John P. McDonough(7)	237,507	*
A. Suzanne Meszner-Eltrich(8)	164,220	*
Walter E. Boomer(9)	205,671	*
Sally W. Crawford(10)	283,740	*
Brock Hattox(11)	105,845	*
Joseph B. Martin, M.D., Ph.D.(12)	244,128	*
William McDaniel(13)	223,000	*
Marla S. Persky(14)	116,184	*
Wayne Wilson(15)	99,417	*
All directors, nominees for director and executive officers as a group (15 persons)(16)	5,139,843	4.3

* Less than one percent of the outstanding shares of our common stock.

(1) The persons named in the table have, to our knowledge, sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

(2) Applicable percentage ownership as of March 31, 2007 is based upon 115,740,749 shares of our common stock outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to shares. Shares of our common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2007 (“presently exercisable stock options”) are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Information obtained from Schedule 13G filed with the SEC by Neuberger Berman Inc. (“NBI”) on February 13, 2007. The Schedule 13G discloses that, of these shares, NBI has (i) sole power to vote or direct the vote of 117,551 shares and sole power to dispose or to direct the disposition of zero shares and (ii) shared power to vote or direct the vote of 5,348,600 shares and shared power to dispose or direct the disposition of 6,188,751 shares with its affiliates.

(4) Includes 1,923,294 shares issuable pursuant to presently exercisable stock options.

(5) Includes 198,959 shares issuable pursuant to presently exercisable stock options.

(6) Includes 867,347 shares issuable pursuant to presently exercisable stock options.

(7) Includes 235,417 shares issuable pursuant to presently exercisable stock options.

(8) Includes 140,682 shares issuable pursuant to presently exercisable stock options.

(9) Includes 193,000 shares issuable pursuant to presently exercisable stock options.

(10) Includes 238,000 shares issuable pursuant to presently exercisable stock options.

(11) Includes 101,000 shares issuable pursuant to presently exercisable stock options.

(12) Includes 231,000 shares issuable pursuant to presently exercisable stock options.

(13) Includes 201,000 shares issuable pursuant to presently exercisable stock options.

(14) Includes 110,000 shares issuable pursuant to presently exercisable stock options.

(15) Includes 96,000 shares issuable pursuant to presently exercisable stock options.

(16) Includes 4,709,033 shares issuable pursuant to presently exercisable stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We have adopted a written policy that all transactions between our company and our officers, directors, principal stockholders and their affiliates will be on terms no less favorable to our company than could be obtained by our company from unrelated third parties, and will be approved by the Audit Committee.

Director Independence

Our Board of Directors has a standing Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Finance Committee and Venture Investment Committee. The Board of Directors is composed of a majority of “independent” directors, and all of the committees are composed entirely of “independent” directors, as such term is defined in the listing standards of The Nasdaq Stock Market. The Board of Directors has determined that the following directors are “independent,” as such term is defined in the listing standards of The Nasdaq Stock Market: William McDaniel, Walter E. Boomer, Sally W. Crawford, Brock Hattox, Joseph B. Martin, M.D., Ph.D., Marla S. Persky and Wayne Wilson. In addition, the Audit Committee is composed entirely of “independent” directors as such term is defined in Section 10A(m)(3) of the Exchange Act.

Item 14. Principal Accountant Fees and Services

Audit Fees

The services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) related to fiscal years 2006 and 2005 and the fees associated with such services are set forth below ($ in thousands):

		2006		2005
Audit Fees(a)		$1,091		$933
Audit-Related Fees(b)		164		187
Tax Fees(c):
Compliance	$218		$266
Consulting and Advisory	78		81
Other tax fees	216		—

Total Tax Fees		512		348
All Other Fees		—		—

Total		$1,767		$1,468

(a) Fees for audit services in both 2006 and 2005 consisted of the audit of our annual consolidated financial statements and internal control over financial reporting, reviews of the quarterly financial statements, statutory and regulatory audits, consents and other services related to interactions with the SEC with respect to accounting matters.

(b) Fees for audit-related services in both 2006 and 2005 consisted of financial accounting and reporting consultations, a benefit plan audit in 2005 and acquisition related services in both years. The audit-related due diligence fees related primarily to Vision Systems Limited and Helica Instruments, Ltd. in 2006 and Proxima Therapeutics, Inc. in 2005.

(c) Fees for tax compliance services in both 2006 and 2005 consisted of services based upon facts already occurred, to document, compute, and obtain approval for amounts to be included in tax filings including federal, state, local and foreign income tax return preparation and tax credit documentation. Fees for tax consulting and advisory services in both 2006 and 2005 related to an intra-group restructuring that began in 2003 and, to a lesser extent, to tax advice on general corporate matters. Other tax fees related primarily to tax structuring and due diligence in connection with Vision Systems Limited and Helica Instruments, Ltd. in 2006.

Pre-Approval of Services by the Independent Auditors

The Audit Committee has adopted a pre-approval policy for all audit and permitted non-audit services to be performed by our independent auditors, Deloitte & Touche LLP and the other Deloitte Entities. The pre-approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service. The Audit Committee may delegate to one or more designated member(s) of the Audit Committee, who is independent for purposes of current listing standards of The Nasdaq Stock Market, the authority to grant interim pre-approvals of permitted services to be performed by the Deloitte Entities. The decisions of a designated member to pre-approve a permitted service will be reported to the Audit Committee for ratification at its next regularly scheduled meeting.

The Audit Committee typically meets with representatives of the Deloitte Entities periodically, but no less than quarterly throughout the year. The Audit Committee reviews audit, non-audit and tax services rendered by and the performance of the Deloitte Entities, as well as fees charged by the Deloitte Entities for such services. In engaging the Deloitte Entities for the services described above, the Audit Committee considered whether the provision of such services is compatible with maintaining the Deloitte Entities’ independence.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Exhibit No.	Description
2.1(16)	Agreement and Plan of Merger, dated March 1, 2004, by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.2(17)	Amendment No. 1, dated March 22, 2004, to the Agreement and Plan of Merger by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.3(32)	Agreement and Plan of Merger and Reorganization among Cytyc Corporation, Polaris Acquisition Corp., Proxima Therapeutics, Inc. and a Stockholders’ Representative, dated February 9, 2005.

2.4(36)	Agreement and Plan of Merger, dated as of February 11, 2007, by and among Cytyc Corporation, Augusta Medical Corporation and Adeza Biomedical Corporation.

3.1(2)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(31)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(1)	Specimen certificate representing the Common Stock.

4.2(3)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(15)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(13)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

4.6(18)	Indenture, dated as of March 22, 2004, between Cytyc Corporation and U.S. Bank Trust National Association, including the form of Note.

4.7(19)	Registration Rights Agreement, dated as of March 22, 2004, among Cytyc Corporation and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Piper Jaffray & Co.

4.8(20)	Senior Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

4.9(21)	Subordinated Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

10.1(1)*	1988 Stock Plan.

10.2(1)*	1989 Stock Plan.

10.3(1)*	1995 Stock Plan.

10.4(6)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.

10.5(7)*	1995 Employee Stock Purchase Plan, as amended.

10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.

Exhibit No.	Description
10.7(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.

10.8(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.

10.9(8)*	2001 Non-Employee Director Stock Plan.

10.10(9)*	Pro Duct Health, Inc. 1998 Stock Plan.

10.11(10)#	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002.

10.12(10)#	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.13(11)#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003.

10.14(12)*	Amended and Restated Director Compensation Method Plan.

10.15(14)*	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.

10.16(22)#	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.17(23)*	Cytyc Corporation 2004 Omnibus Stock Plan.

10.18(24)*	Cytyc Corporation 2004 Employee Stock Purchase Plan.

10.19(25)*	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers.

10.20(26)*	Form of Incentive Stock Option Agreement for Executive Officers.

10.21(27)*	Form of Nonqualified Stock Option Agreement for Executive Officers.

10.22(28)*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors.

10.23(30)*	Form of Restricted Stock Agreement.

10.24(33)*	Form of Restricted Stock Unit Agreement.

10.25(29)#	Master Agreement, dated October 15, 2004, between Cytyc Corporation and Laboratory Corporation of America.

10.26(19)	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.

10.27(37)	Summary of Director Compensation.

10.28(34)	Credit Agreement, dated June 30, 2006, between Cytyc Corporation and JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as lenders.

10.29(35)	Amendment No. 1, dated October 6, 2006, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and SunTrust Bank, as Administrative Agent.

Exhibit No.	Description
10.30(38)	Amendment No. 2, dated February 5, 2007, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and Sun Trust Bank, as Administrative Agent.

10.31**	Form of Performance Share Agreement

21.1(39)	List of Our Subsidiaries.

23.1(40)	Consent of Deloitte & Touche LLP.

24.1(40)	Power of Attorney.

31.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(40)	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(40)	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(33) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 14, 2005.

(34) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 7, 2006.

(35) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 13, 2006.

(36) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed February 13, 2007.

(37) Incorporated herein by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed March 2, 2007.

(38) Incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed March 2, 2007.

(39) Incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K, filed March 2, 2007.

(40) Filed as an exhibit to our Annual Report on Form 10-K, filed March 2, 2007.

* Indicates a management contract or any compensatory plan, contract or arrangement.

** Filed herewith.

# Confidential treatment granted as to certain portions.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTYC CORPORATION
Date: April 30, 2007	By:	/S/ PATRICK J. SULLIVAN
Patrick J. Sullivan
Chairman, Chief Executive Officer and President