Form 10-K/A
period 2006-12-31
CYTYC CORP
filed 2007-05-18
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Cytyc Corporation

Annual Report on Form 10-K/A

For the fiscal year ended December 31, 2006

Forward-Looking Statements

The forward-looking statements in this Form 10-K/A are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-K/A which are not strictly historical statements, including, without limitation, statements regarding management’s expectations for future growth and plans and objectives for future management and operations, domestic and international marketing and sales plans, key customer relationships, product plans and performance, research and development plans, the successful integration of new technologies or businesses, regulatory uncertainties, potential savings to the healthcare system, management’s assessment of market factors, costs and uncertainties related to current or future litigation, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “would,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words. The factors listed under “Risk Factors” in Part I, Item 1A, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Explanatory Note

Cytyc Corporation (the “Company”) is filing this second amendment (the “Second Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007 (the “Original Filing”) to reflect the restatement of its consolidated financial statements as of December 31, 2006 and 2005 and for each of the years ended December 31, 2006, 2005 and 2004, and certain other changes described below. This Second Amendment also reflects the restatement of selected financial data for the year ended December 31, 2002 and as of December 31, 2002, 2003, 2004, 2005 and 2006, which is included in Item 6, “Selected Consolidated Financial Data”. The restatement of the Original Filing reflected in this Second Amendment corrects errors related to stock-based compensation not previously recorded for certain stock options as a result of certain stock option exercise activities. These corrections are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and in Note 15 to the consolidated financial statements included in Item 8 of this Second Amendment. In addition, Item 9A, “Controls and Procedures” has been amended to update “Management’s Report on Internal Control Over Financial Reporting (As Revised)” and the date of the attestation report of Deloitte & Touche LLP and Item 15, “Exhibits and Financial Statement Schedules” has been amended to update the list of exhibits. The first amendment (the “First Amendment”) to the Original Filing, filed on Form 10-K/A on April 30, 2007, amended Item 5 (solely to include the performance graph) and Items 10, 11, 12, 13 and 14 of the Original Filing. In addition, the cover page and the list of exhibits in Item 15 of the Original Filing were updated and amended.

During the first quarter of 2007, the Company became aware of a report prepared by an independent equity research firm suggesting that the Company was at an elevated risk for issues with the dating of stock option exercises prior to the effective date of the Sarbanes-Oxley Act of 2002. At the request of the General Counsel and the Chief Executive Officer, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), with the assistance of independent outside counsel and the Company’s internal audit department, conducted a voluntary review of circumstances relating to the exercising of employee stock options. As a result of that review, the Audit Committee concluded with respect to two current executives — the Chief Executive Officer and the General Counsel — that on several occasions during the period from 1996 through 2002, qualified incentive stock options granted under the Company’s stock option plans (the “Plans”) were reported as having been exercised before all of the actions required by the Plan to effect such an exercise were completed. To the extent an exercise can be reported as occurring before all the required actions are complete, an option holder has the opportunity to obtain an exercise date using hindsight (hereafter referred to as “exercise back-dating” or “look-back”) and thereby exercise on a date with a preferable market price. In connection with the above review, the Company’ Board of Directors concluded that the affected executives did not understand the potential implications of their actions to the Company. The executives have reimbursed the Company for additional amounts which might have been due the Company, as well as a portion of the costs of the Audit Committee’s review. The Company’s Board of Directors continues to have full confidence in the integrity of the affected individuals.

Subsequent to the completion of the Company’s 2006 consolidated financial statements and the filing of its 2006 Annual Report on Form 10-K, the Company determined that variable award accounting should be considered for certain employee stock options as a result of the exercises described above. Based on additional research performed by the Company and accounting specialists engaged by counsel to the Audit Committee, the Company determined that all stock options granted to the Chief Executive Officer and General Counsel and still outstanding at any date following the first in a series of exercises by each of these executives reported as occurring before all the required actions were completed during the period 1996 through August 28, 2002 (the date the look-back practice was no longer available based on the change in the SEC’s filing requirements reducing the reporting window for equity share activity) are subject to variable award accounting because the exercise price of those options was not fixed on the date of grant. Under variable award accounting, non-cash, stock-based compensation expense is recognized based on the difference between the market price of the Company’s common stock for each affected period and the exercise price of the option. Accordingly, the Company has recorded stock-based compensation expense or benefit for each of the years ended December 31, 1996 through 2002 (noting there was no compensation expense or benefit for any years subsequent to 2002) taking into consideration the vesting provisions of the award and the timing of exercise.

The Company has analyzed the circumstances surrounding exercises by other executives and other non-officer employees for purposes of determining whether any of the exercise activity under review would result in accounting consequences. Based on this analysis, the Company concluded that single stock option grants to one current and one former executive (the “Two Other Executives”) were modified, from an accounting perspective, on the date of exercise in 2000. As a result, the Company has recorded a stock-based compensation charge during the year ended December 31, 2000, based on the excess of the quoted market price of the Company’s common stock as of the modification date over the option exercise price for those options.

In order to correct the errors described above, the Company has restated its consolidated financial statements included herein by recording an increase in additional paid-in capital and a decrease in retained earnings of $28.6 million as of January 1, 2004, reflecting the cumulative impact to net (loss) income in the years ended December 31, 1996 to December 31, 2002. The errors had no effect on the statements of income for the years ended December 31, 2003, 2004, 2005 or 2006 or any interim periods therein nor on the statements of cash flows for the years ended December 31, 2004, 2005 or 2006. In Note 15 to the consolidated financial statements, the Company has disclosed the impact on stock-based compensation expense (benefit) individually for the years ended December 31, 1996 to December 31, 2002 and the cumulative impact on stockholders’ equity as of January 1, 2004.

Changes have been made to the following items in this Second Amendment as a result of the changes described above:

Part	II Item 6. Selected Financial Data

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item	8. Financial Statements and Supplementary Data

Item	9A Controls and Procedures

Separately, in light of the number of publicly-disclosed stock option grant back-dating activities at other companies, during 2006 the Company’s internal audit department, acting under the direction and supervision of the Audit Committee, reviewed the Company’s employee stock option granting practices and no inappropriate grant dates were identified. During 2007, such work of the Company’s internal audit department was reviewed by the independent outside counsel of the Audit Committee, which performed certain additional procedures and also did not identify any inappropriate grant dates.

For ease of reference, the Second Amendment sets forth the Original Filing in its entirety. However, this Second Amendment does not reflect events that have occurred after March 2, 2007, the filing date of the Original Filing, or modify or update the disclosures presented in the Original Filing or First Amendment, except to reflect the changes described above and to disclose certain related events, which are described in Note 15 to the consolidated financial statements included in Item 8 of the Second Amendment, and to make clarifications to certain disclosures. Accordingly, the Second Amendment should be read in conjunction with the Company’s periodic filings made with the Securities and Exchange Commission subsequent to the filing date of the Original Filing and First Amendment. Any references to facts and circumstances at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing. Furthermore, this Second Amendment contains forward-looking information which has not been updated for events subsequent to the date of the Original Filing.

Part I

Item 1. Business

Throughout this Annual Report on Form 10-K/A, unless the context states otherwise, the words “we,” “us,” “our” and “Cytyc” refer to Cytyc Corporation and all of its affiliates and subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Cytyc Corporation.

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

Available Information.

Cytyc files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Cytyc) file electronically with the SEC. The SEC’s website is http://www.sec.gov. Cytyc’s Internet address is http://www.cytyc.com. Cytyc makes available free of charge through our website our annual, quarterly and current reports, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information on Cytyc’s website is not incorporated by reference into this Annual Report on Form 10-K/A.

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

Business Development

We are continually evaluating a variety of new business opportunities that would take advantage of our distribution channels, customer call points, and existing technology. We also evaluate opportunities that could provide new customer types, distribution channels and technology capabilities. We have been making investments in early-stage companies and expect to continue to make these investments in the future (see Note 2(j) “Other Assets” in the notes to consolidated financial statements included in this Annual Report on Form 10-K/A under Item 8, “Financial Statements and Supplementary Data”). We believe there are new developments in diagnostic tests and therapeutics both within and outside of the women’s health sector that could represent promising growth opportunities which we might pursue through an array of potential transactions, including acquisitions, partnerships, collaborations, early-stage venture investing and direct funding of research projects, to provide access to new technologies and/or enhance product offerings. We expect that business development will continue to play an important role in the development and execution of our growth strategy.

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

Financial Information Regarding Segment Reporting and Geographic Areas

We operate our business in three segments: domestic diagnostic products, domestic surgical products and international. Please refer to Note 2(t) “Segment and Enterprise-Wide Reporting” in the notes to consolidated financial statements included in this Annual Report on Form 10-K/A under Item 8, “Financial Statements and Supplementary Data.”

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

Item 1B.Unresolved Staff Comments.

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

The stock performance graph required by Item 201(e) of Regulation S-K may be found under Item 5 of the first amendment to our Annual Report on Form 10-K filed on April 30, 2007.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
					(As Previously Reported)	(Restatement Adjustments)	(As Restated)
	(in thousands, except per share amounts)
Statements of Income Data:
Net Sales	$608,250	$508,251	$393,593	$303,060	$236,493	$—	$236,493
Cost of Sales(1)	134,184	107,149	82,523	57,240	48,622	—	48,622

Gross profit	474,066	401,102	311,070	245,640	187,871	—	187,871
Operating Expenses:
Research and development(1)	44,134	32,330	20,820	14,724	14,524	—	14,524
Sales and marketing(1)	161,925	131,346	102,011	79,547	69,971	—	69,971
General and administrative(1)	63,452	45,298	35,274	28,008	23,125	(17,205)	5,920
Restructuring(2)	2,885	—	—	—	—	—	—
Arbitration decision(3)	—	7,807	—	—	—	—	—
In-process research and development(4)	—	—	19,100	—	—	—	—
Expenses related to terminated merger(5)	—	—	—	—	5,705	—	5,705

Total operating expenses	272,396	216,781	177,205	122,279	113,325	(17,205)	96,120

Income from operations	201,670	184,321	133,865	123,361	74,546	17,205	91,751
Other income (expense), net(6)	13,002	(5,603)	(3,468)	2,622	2,711	—	2,711

Income before provision for income taxes	214,672	178,718	130,397	125,983	77,257	17,205	94,462
Provision for income taxes	75,135	65,232	56,809	49,763	29,363	3,699	33,062

Net income	$139,537	$113,486	$73,588	$76,220	$47,894	$13,506	$61,400

Net income per common and potential common share(7):
Basic	$1.22	$1.00	$0.66	$0.69	$0.40	$0.11	$0.51

Diluted	$1.16	$0.94	$0.63	$0.68	$0.39	$0.11	$0.50

Weighted average common and potential common shares outstanding(7):
Basic	114,009	113,528	111,148	110,983	120,114	—	120,114
Diluted	123,759	125,446	121,922	112,807	122,782	—	122,782

	Years Ended December 31,
	2006	2005	2004	2003	2002
					(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$297,710	$220,619	$232,295	$177,897	$163,744	$—	$163,744
Total assets(8)	1,164,714	1,039,879	809,350	390,900	361,626	1,563	363,189
Long-term debt	250,000	250,000	250,000	—	—	—	—
Total stockholders’ equity(8)	758,973	628,351	487,445	353,631	324,728	1,563	326,291

(1) In 2006, we incurred stock-based compensation expense under SFAS 123R (see Note 9 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K/A).

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

(7) See Note 2(q) in the notes to the consolidated financial statements included in this Annual Report on Form 10-K/A for an explanation of the computation of basic and diluted net income per share data.

(8) See Note 15 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K/A for an explanation of the restatement of our consolidated financial statements as a result of certain stock option exercise activities. This restatement affected the statement of income in 2002 presented above, as well as certain balance sheet data (i.e., additional paid-in capital and retained earnings, with no change to total stockholders’ equity, as of December 31, 2006, 2005, 2004 and 2003 and deferred tax assets and total stockholders’ equity as of December 31, 2002) also presented above, primarily to reflect the impact of the restatement on the statements of (loss) income in the years ended December 31, 1996 through 2001, which are not presented above.

(9) We have not issued dividends in any period presented.

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

Understanding Our Financial Information

Our financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes to the Consolidated Financial Statements as of December 31, 2006 and 2005 and for each of the three years ended December 31, 2006, 2005, and 2004. The following will assist you in fully understanding our financial information. We have restated our consolidated financial statements, as further discussed later in this section and in Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A. The following Management’s Discussion and Analysis gives effect to this restatement.

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

Stock Option Review and Restatement of Financial Statements

During the first quarter of 2007, we became aware of a report prepared by an independent equity research firm suggesting that we were at an elevated risk for issues with the dating of stock option exercises prior to the effective date of the Sarbanes-Oxley Act of 2002. At the request of the General Counsel and the Chief Executive Officer, the Audit Committee (the “Audit Committee”) of our Board of Directors, with the assistance of independent outside counsel and our internal audit department, conducted a voluntary review of circumstances relating to the exercising of employee stock options. As a result of that review, the Audit Committee concluded with respect to two current executives — the Chief Executive Officer and the General Counsel — that on several occasions during the period from 1996 through 2002, qualified incentive stock options granted under our stock option plans (the “Plans”) were reported as having been exercised before all of the actions required by the Plan to effect such an exercise were completed. To the extent an exercise can be reported as occurring before all the required actions are complete, an option holder has the opportunity to obtain an exercise date using hindsight (hereafter referred to as “exercise back-

dating” or “look-back”) and thereby exercise on a date with a preferable market price. In connection with the above review, the Company’s Board of Directors concluded that the affected executives did not understand the potential implications of their actions to Cytyc. The executives have reimbursed Cytyc for additional amounts which might have been due to Cytyc, as well as a portion of the costs of the Audit Committee’s review. The Company’s Board of Directors continues to have full confidence in the integrity of the affected individuals.

Subsequent to the completion of our 2006 consolidated financial statements and the filing of our 2006 Annual Report on Form 10-K, we determined that variable award accounting should be considered for certain employee stock options as a result of the exercises described above. Based on additional research performed by us and accounting specialists engaged by counsel to the Audit Committee, we determined that all stock options granted to the Chief Executive Officer and General Counsel and still outstanding at any date following the first in a series of exercises by each of these executives reported as occurring before all the required actions were completed during the period 1996 through August 28, 2002 (the date the look-back practice was no longer available based on the change in the SEC’s filing requirements reducing the reporting window for equity share activity) are subject to variable award accounting because the exercise price of those options was not fixed on the date of grant. Under variable award accounting, non-cash, stock-based compensation expense is recognized based on the difference between the market price of our common stock for each affected period and the exercise price of the option. Accordingly, we have recorded stock-based compensation expense or benefit for each of the years ended December 31, 1996 through 2002 (noting there was no compensation expense or benefit for any years subsequent to 2002 related to these stock options) taking into consideration the vesting provisions of the award and the timing of exercise.

We have analyzed the circumstances surrounding exercises by other executives and other non-officer employees for purposes of determining whether any of the exercise activity under review would result in accounting consequences. Based on this analysis, we have concluded that single stock option grants to one current and one former executive (the “Two Other Executives”) were modified, from an accounting perspective, on the date of exercise in 2000. As a result, we have recorded a stock-based compensation charge during the year ended December 31, 2000, based on the excess of the quoted market price of our common stock as of the modification date over the option exercise price for those options.

The restatement impacts net income in the year ended December 31, 2002 (as presented in Item 6 “Selected Financial Data”) and impacts net (loss) income in the years ended December 31, 1996 through 2002 (as discussed in Note 15 to the consolidated financial statements). The cumulative impact to net (loss) income in the years ended December 31, 1996 through 2002 is reflected in an adjustment to retained earnings in our consolidated balance sheets, with a related tax impact on deferred tax assets. There was no restatement required for our consolidated statements of income for the years ended December 31, 2003, 2004, 2005 or 2006.

Separately, in light of the number of publicly-disclosed stock option grant back-dating activities at other companies, during 2006 our internal audit department, acting under the direction and supervision of the Audit Committee of the Board of Directors, reviewed our employee stock option granting practices and no inappropriate grant dates were identified. During 2007, such work of our internal audit department was reviewed by the independent outside counsel of the Audit Committee, which performed certain additional procedures and also did not identify any inappropriate grant dates.

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

As of December 31, 2006, we had no balance outstanding under this Credit Agreement.

Contractual Obligations — Our future contractual cash obligations as of December 31, 2006 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Operating leases	$84,830	$8,960	$9,249	$9,045	$8,724	$8,812	$40,040
Finance lease obligation(1)	12,328	588	924	939	982	982	7,913
Inventory purchase commitments	20,011	4,011	4,000	3,000	3,000	3,000	3,000
Contingent earn-out payments to former shareholders of Proxima(2)	3,613	3,613	—	—	—	—	—
Private equity investment commitment(3)	3,400	3,400	—	—	—	—	—
Restructuring(4)	2,885	2,885	—	—	—	—	—
Long-term debt:
Principal(5)	250,000	—	—	250,000	—	—	—
Interest	14,063	5,625	5,625	2,813	—	—	—

Total contractual cash obligations	$391,130	$29,082	$19,798	$265,797	$12,706	$12,794	$50,953

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

We expect that our cash and cash equivalents, investment securities, cash flows from operating activities and funds available under our Credit Agreement will be sufficient to meet our projected operating cash needs, including capital expenditures, lease and purchase commitments and tax payments for the next twelve months. However, from time to time, we review our capital structure and financing arrangements. As a result of these reviews, we may periodically elect to pursue alternatives to our current structure, including the refinancing of our existing debt securities, the issuance of additional debt securities, the expansion of the existing credit facility and the emplacement of an additional credit facility. In addition, if we make future acquisitions, we may be required to seek additional capital.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-38 of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Background of Restatement

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, we determined that previously issued financial statements should be restated to correct certain errors related to charges for stock-based compensation expense not previously recorded for certain stock options as a result of certain stock option exercise activities. As a result, we have restated the accompanying consolidated financial statements to record an increase to additional paid-in capital and decrease to retained earnings to correct these errors.

During the first quarter of 2007, the Audit Committee (the “Audit Committee”) of our Board of Directors, with the assistance of independent outside counsel and the Company’s internal audit department, conducted a voluntary review of circumstances relating to the exercising of employee stock options. As a result of that review, the Audit Committee concluded with respect to two current executives — the Chief Executive Officer and the General Counsel — that on several occasions during the period from 1996 through 2002, qualified incentive stock options granted under our stock option plans (the “Plans”) were reported as having been exercised before all of the actions required by the Plan to effect such an exercise were completed. To the extent an exercise can be reported as occurring before all the required actions are complete, an option holder has the opportunity to obtain an exercise date using hindsight (i.e., “exercise back-dating”) and thereby exercise on a date with a preferable market price.

We determined that all stock options granted to the Chief Executive Officer and General Counsel and still outstanding at any date following the first in a series of exercises by each of these executives reported as occurring before all the required actions were completed during the period 1996 through August 28, 2002 are subject to variable award accounting because the exercise price of those options was not fixed on the date of grant. Accordingly, we have recorded stock-based compensation expense (benefit) for each of the years ended December 31, 1996 through 2002 applying variable award accounting, which is based on the excess of the quoted market price of our common stock at the end of each period over the option exercise price for those options. Based on our review of the facts and circumstances, we concluded that the practice of exercise back-dating for these individuals ended in 2002 and therefore the terms of all outstanding awards became fixed at that time. As a result of a decline in our stock price during 2002, there was no intrinsic value of the awards at August 28, 2002, the date on which the terms of the awards became fixed.

We have analyzed the circumstances surrounding exercises by other executives and other non-officer employees for purposes of determining whether any of the exercise activity under review would result in accounting consequences. Based on this analysis, we concluded that single stock option grants to one current and one former executive (the “Two Other Executives”) were modified on the date of exercise in 2000 to allow for exercise back-dating. As a result, we have recorded a stock-based compensation charge during the year ended December 31, 2000, based on the excess of the quoted market price of our common stock as of the modification date over the option exercise price for those options.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) in connection with the filing of the original Annual Report on Form 10-K in March 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2006 and in connection with the restatement and the filing of this Form 10-K/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting (As Revised).

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

In connection with the filing of the original Annual Report on Form 10-K in March 2007, our management included Management’s Report on Internal Control over Financial Reporting therein, which expressed a conclusion by management that management believed that our internal control over financial reporting was effective as of December 31, 2006. As a result of the restatement of our consolidated financial statements, our management has determined that a material weakness in internal control over financial reporting existed as of December 31, 2006, and, based on the criteria noted above, now concludes that our internal control over financial reporting was not effective as of December 31, 2006.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness in our internal control over financial reporting as of December 31, 2006 has been identified and included in management’s assessment: we did not implement controls necessary to provide reasonable assurance that the accounting for certain stock option exercise activity that occurred during the period from 1996 through 2002 was properly recorded in our financial statements included in our 2006 Annual Report on Form 10-K, as originally filed, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on management’s assessment of our internal control over financial reporting (as revised). Such attestation, which expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2006, is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

To remedy the material weakness identified in the Annual Report on Form 10-K/A, we have enhanced our policies surrounding consultations on complex technical accounting matters to include third-party subject matter experts. As such, in March 2007, we consulted with a third-party subject matter expert with additional specific knowledge of the accounting for the types of stock option exercise activity described above, to assist us in reaching a conclusion regarding the accounting for this stock option exercise activity in accordance with Accounting Principles Board Opinion No. 25. We will continue to engage in such consultations as appropriate. This remediation effort has been tested and found to be effective as of the date of the filing of this 2006 Annual Report on Form 10-K/A.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Cytyc Corporation

Marlborough, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (As Revised) included in Item 9A of Form 10-K/A (Amendment No. 2), that Cytyc Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our report dated March 1, 2007, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2006. As described in the following paragraph, the Company subsequently identified a material misstatement in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness in the Company’s internal control over financial reporting as of December 31, 2006 has been identified and included in management’s assessment: the Company did not implement controls necessary to provide reasonable assurance that the accounting for certain stock option exercise activity that occurred during the period from 1996 through 2002 was properly recorded in its financial statements included in its 2006 Annual Report on Form 10-K, as originally filed, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. This material weakness resulted in the restatement of the Company’s previously issued financial statements as discussed in Note 15 to the consolidated financial statements. This deficiency was determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006 (restated) of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 (as restated) of the Company and our report dated March 1, 2007 (May 18, 2007 as to the effects of the restatement discussed in Note 15) expressed an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the effects of the restatement of the Company’s consolidated financial statements and the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in 2006.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2007 (May 18, 2007 as to the effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting (As Revised))

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item may be found under “Executive Officers of Cytyc Corporation” in Part I, Item 1 – “Business” of this Annual Report on Form 10-K/A, as well as under Item 10 in the first amendment to our Annual Report on Form 10-K filed on April 30, 2007.

Item 11. Executive Compensation

The information required under this item may be found under Item 11 in the first amendment to our Annual Report on Form 10-K filed on April 30, 2007.

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

Additional information required under this item may be found under Item 12 in the first amendment to our Annual Report on Form 10-K filed on April 30, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item may be found under Item 13 in the first amendment to our Annual Report on Form 10-K filed on April 30, 2007.

Item 14. Principal Accountant Fees and Services

The information required under this item may be found under Item 14 in the first amendment to our Annual Report on Form 10-K filed on April 30, 2007.

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

(a)(3) List of Exhibits.

The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K/A:

Exhibit No.	Description

2.1(16)	Agreement and Plan of Merger, dated March 1, 2004, by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.2(17)	Amendment No. 1, dated March 22, 2004, to the Agreement and Plan of Merger by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.3(32)	Agreement and Plan of Merger and Reorganization among Cytyc Corporation, Polaris Acquisition Corp., Proxima Therapeutics, Inc. and a Stockholders’ Representative, dated February 9, 2005.

2.4(36)	Agreement and Plan of Merger, dated as of February 11, 2007, by and among Cytyc Corporation, Augusta Medical Corporation and Adeza Biomedical Corporation.

3.1(2)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(31)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(1)	Specimen certificate representing the Common Stock.

4.2(3)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(15)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(13)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

4.6(18)	Indenture, dated as of March 22, 2004, between Cytyc Corporation and U.S. Bank Trust National Association, including the form of Note.

4.7(19)	Registration Rights Agreement, dated as of March 22, 2004, among Cytyc Corporation and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Piper Jaffray & Co.

4.8(20)	Senior Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

Exhibit No.	Description
4.9(21)	Subordinated Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

10.1(1)*	1988 Stock Plan.

10.2(1)*	1989 Stock Plan.

10.3(1)*	1995 Stock Plan.

10.4(6)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.

10.5(7)*	1995 Employee Stock Purchase Plan, as amended.

10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.

10.7(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.

10.8(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.

10.9(8)*	2001 Non-Employee Director Stock Plan.

10.10(9)*	Pro Duct Health, Inc. 1998 Stock Plan.

10.11(10)#	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002.

10.12(10)#	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.13(11)#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003.

10.14(12)*	Amended and Restated Director Compensation Method Plan.

10.15(14)*	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.

10.16(22)#	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.17(23)*	Cytyc Corporation 2004 Omnibus Stock Plan.

10.18(24)*	Cytyc Corporation 2004 Employee Stock Purchase Plan.

10.19(25)*	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers.

10.20(26)*	Form of Incentive Stock Option Agreement for Executive Officers.

10.21(27)*	Form of Nonqualified Stock Option Agreement for Executive Officers.

10.22(28)*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors.

10.23(30)*	Form of Restricted Stock Agreement.

10.24(33)*	Form of Restricted Stock Unit Agreement.

10.25(29)#	Master Agreement, dated October 15, 2004, between Cytyc Corporation and Laboratory Corporation of America.

Exhibit No.	Description
10.26(19)	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.

10.27(37)	Summary of Director Compensation.

10.28(34)	Credit Agreement, dated June 30, 2006, between Cytyc Corporation and JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as lenders.

10.29(35)	Amendment No. 1, dated October 6, 2006, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and SunTrust Bank, as Administrative Agent.

10.30(38)	Amendment No. 2, dated February 5, 2007, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and Sun Trust Bank, as Administrative Agent.

10.31(39)*	Form of Performance Share Agreement.

21.1**	List of Our Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP.

24.1**	Power of Attorney (see signature page hereto).

31.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(35) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 13, 2006.

(36) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed February 13, 2007.

(37) Incorporated herein by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed March 2, 2007.

(38) Incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed March 2, 2007.

(39) Incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K/A, filed April 30, 2007.

* Indicates a management contract or any compensatory plan, contract or arrangement.

** Filed herewith.

# Confidential treatment granted as to certain portions.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTYC CORPORATION
Date: May 18, 2007	By:	/S/ TIMOTHY M. ADAMS
Timothy M. Adams
Senior Vice President, Chief Financial Officer and Treasurer

Power of Attorney and Signatures

We, the undersigned officers and directors of Cytyc Corporation, hereby severally constitute and appoint Patrick J. Sullivan and Timothy M. Adams, and each of them singly, our true and lawful attorneys, with full power to both of them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K/A and generally to do all things in our names and on our behalf in such capacities to enable Cytyc Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ PATRICK J. SULLIVAN Patrick J. Sullivan	Chief Executive Officer (Principal Executive Officer), President, and Chairman of the Board of Directors	May 18, 2007

/S/ TIMOTHY M. ADAMS Timothy M. Adams	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 18, 2007

/S/ WALTER E. BOOMER Walter E. Boomer	Director	May 18, 2007

/S/ SALLY W. CRAWFORD Sally W. Crawford	Director	May 18, 2007

/S/ BROCK HATTOX Brock Hattox	Director	May 18, 2007

/S/ DANIEL LEVANGIE Daniel Levangie	President, Cytyc Surgical Products, Executive Vice President, Director	May 18, 2007

/S/ JOSEPH B. MARTIN, M.D., PH.D Joseph B. Martin, M.D., Ph.D	Director	May 18, 2007

Signature	Title(s)	Date

/S/ WILLIAM MCDANIEL William McDaniel	Vice Chairman of the Board of Directors	May 18, 2007

/S/ MARLA PERSKY Marla Persky	Director	May 18, 2007

/S/ WAYNE WILSON Wayne Wilson	Director	May 18, 2007

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

As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 have been restated.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006, as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 (as revised), based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 (May 18, 2007 as to the effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting (As Revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2007 (May 18, 2007 as to the effects

    of the restatement discussed in Note 15)

CYTYC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$140,680	$123,468
Investment securities	157,030	97,151
Accounts receivable, net of allowance of $1,951 and $1,592 at December 31, 2006 and 2005, respectively	94,943	82,833
Inventories, net	29,503	24,033
Deferred tax assets, net	9,065	4,266
Prepaid expenses and other current assets	5,932	5,539

Total current assets	437,153	337,290

Property and equipment, net	149,007	113,610

Intangible assets:
Patents and developed technology, net of accumulated amortization of $23,914 and $13,018 at December 31, 2006 and 2005, respectively	182,477	192,572
Goodwill	386,533	389,385

Total intangible assets	569,010	581,957

Other assets, net	9,544	7,022

Total assets	$1,164,714	$1,039,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,514	$10,627
Accrued expenses	56,688	74,291
Deferred revenue	4,935	4,265

Total current liabilities	74,137	89,183

Deferred tax liabilities, net	64,145	70,101
Long-term debt	250,000	250,000
Other non-current liabilities	17,459	2,244
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value—
Authorized—5,000,000 shares
No shares issued or outstanding	—	—
Common stock, $0.01 par value—
Authorized—400,000,000 shares
Issued— 136,305,345 and 132,743,281 in 2006 and 2005, respectively
Outstanding— 114,726,133 and 115,273,391 in 2006 and 2005, respectively	1,363	1,327
Additional paid-in capital	673,168	574,377
Treasury stock, at cost: 21,579,212 and 17,469,890 shares in 2006 and 2005, respectively	(316,153)	(207,503)
Accumulated other comprehensive income	2,956	2,048
Retained earnings	397,639	258,102

Total stockholders’ equity	758,973	628,351

Total liabilities and stockholders’ equity	$1,164,714	$1,039,879

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

CYTYC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005, and 2004

(in thousands, except share amounts)

	Comprehensive Income	Common Stock		Additional Paid-in Capital (as restated)	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (as restated)	Total Stockholders’ Equity
		Number of Shares	Value

Balance, January 1, 2004, as previously reported	—	124,725,579	$1,247	$405,828	$(155,767)	$2,679	$99,644	$353,631
Prior period adjustments (see Note 15)	—	—	—	28,616	—	—	(28,616)	—

Balance, January 1, 2004 (as restated)	—	124,725,579	1,247	434,444	(155,767)	2,679	71,028	353,631
Exercise of common stock options	—	3,832,697	39	46,074	—	—	—	46,113
Issuance of shares under employee stock purchase plan	—	128,687	1	1,915	—	—	—	1,916
Issuance of shares under directors’ and executive stock plans	—	20,309	—	309	—	—	—	309
Repurchase of 135,000 shares of common stock	—	—	—	—	(1,680)	—	—	(1,680)
Tax benefit from stock options exercised	—	—	—	13,139	—	—	—	13,139
Comprehensive income :
Net income	$73,588	—	—	—	—	—	73,588	73,588
Other comprehensive income, net–Unrealized loss on securities	(322)	—	—	—	—	(322)	—	(322)
Translation adjustments	751	—	—	—	—	751	—	751

Comprehensive income	$74,017	—	—	—	—	—	—	—

Balance, December 31, 2004 (as restated)		128,707,272	1,287	495,881	(157,447)	3,108	144,616	487,445
Exercise of common stock options	—	3,942,453	40	62,326	—	—	—	62,366
Issuance of shares under employee stock purchase plan	—	146,555	1	2,936	—	—	—	2,937
Issuance of shares under directors’ and executive stock plans	—	19,247	—	473	—	—	—	473
Common stock received for exercise of stock options	—	(72,246)	(1)	(1,224)	—	—	—	(1,225)
Repurchase of 2,190,851 shares of common stock	—	—	—	—	(50,056)	—	—	(50,056)
Tax benefit from stock options exercised	—	—	—	13,985	—	—	—	13,985
Comprehensive income :
Net income	$113,486	—	—	—	—	—	113,486	113,486
Other comprehensive income, net–Unrealized gain on securities	208	—	—	—	—	208	—	208
Translation adjustments	(1,268)	—	—	—	—	(1,268)	—	(1,268)

Comprehensive income	$112,426	—	—	—	—	—	—	—

Balance, December 31, 2005 (as restated)		132,743,281	1,327	574,377	(207,503)	2,048	258,102	628,351
Exercise of common stock options	—	3,385,544	34	65,781				65,815
Issuance of shares under employee stock purchase plan	—	169,520	2	3,768	—	—	—	3,770
Issuance of options under employee stock option plan and shares under employee stock purchase plan	—	—	—	21,138	—	—	—	21,138
Issuance of shares under directors’ and executive stock plans	—	7,000	—	198	—	—	—	198
Repurchase of 4,109,322 shares of common stock	—	—	—	—	(108,650)	—	—	(108,650)
Tax benefit from stock options exercised and employee stock purchase plan	—	—	—	7,906	—	—	—	7,906
Comprehensive income :
Net income	$139,537	—	—	—	—	—	139,537	139,537
Other comprehensive income, net–Unrealized gain on securities	48	—	—	—	—	48	—	48
Translation adjustments	860	—	—	—	—	860	—	860

Comprehensive income	$140,445	—	—	—	—	—	—	—

Balance, December 31, 2006 (as restated)		136,305,345	$1,363	$673,168	$(316,153)	$2,956	$397,639	$758,973

The accompanying notes are an integral part of these consolidated financial statements.

CYTYC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$139,537	$113,486	$73,588
Adjustments to reconcile net income to net cash provided by operating activities
Revenue relating to license issued in exchange for preferred stock	(1,933)	—	—
Stock-based compensation expense pursuant to SFAS No. 123R	21,138	—	—
Depreciation and amortization of property and equipment	23,277	17,250	13,271
Amortization of intangible assets	10,896	6,808	3,141
Amortization of deferred financing costs	1,673	1,543	1,157
Loss on disposals of fixed assets	1,153	187	—
Gain on equity investments, net	(10,766)	—	—
Provision (benefit) for doubtful accounts	458	608	(399)
Acquired in-process research and development	—	—	19,100
Compensation expense related to issuance of stock to directors and executives	198	473	309
Deferred tax expense	(3,861)	10,584	22,750
Tax benefit from exercise of stock options and employee stock purchase plan	4,206	13,985	13,139
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(11,155)	(18,497)	(13,785)
Inventories .	(5,236)	(5,863)	4,485
Prepaid expenses and other current assets	(323)	(322)	(1,242)
Accounts payable	1,849	152	(4,469)
Accrued expenses	8,732	20,718	5,787
Deferred revenue	297	2,140	793
Deferred income taxes	(6,424)	12,749	—

Net cash provided by operating activities	173,716	176,001	137,625

Cash flows from investing activities:
Acquisition of Helica	(1,271)	—	—
Acquisition of Proxima Therapeutics, Inc., net of cash acquired	(21,074)	(161,830)	—
Acquisition of Novacept, net of cash acquired	—	—	(309,330)
(Increase) decrease in other assets	(1,913)	60	(1,051)
Increase in equipment under customer usage agreements	(25,512)	(27,270)	(28,501)
Purchases of property and equipment	(22,259)	(13,360)	(32,753)
Purchases of investment securities	(462,036)	(72,143)	(141,008)
Proceeds from sales and maturities of investment securities	413,499	122,188	100,968

Net cash used in investing activities .	(120,566)	(152,355)	(411,675)

Cash flows from financing activities:
(Financing costs) proceeds from issuance of debt, net	(1,305)	—	242,284
Proceeds from exercise of stock options	65,815	61,141	46,113
Proceeds from issuance of shares under employee stock purchase plan	3,770	2,937	1,916
Purchase of treasury shares	(108,650)	(50,056)	(1,680)
Excess tax benefit from exercise of stock options and employee stock purchase plan	3,700	—	—

Net cash (used in) provided by financing activities	(36,670)	14,022	288,633

Effect of exchange rate changes on cash	732	(477)	97

Net increase in cash and cash equivalents	17,212	37,191	14,680
Cash and cash equivalents, beginning of year	123,468	86,277	71,597

Cash and cash equivalents, end of year	$140,680	$123,468	$86,277

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$72,295	$26,662	$22,233

Cash paid for interest	$5,832	$5,625	$2,703

Supplemental disclosure of non-cash investing and financing items:
Increase in patents and developed technology included in accrued expenses	$—	$773	$—

Property and equipment acquired under finance lease obligation	$13,798	$—	$—

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

During 2006, the Company disbursed cash for property and equipment to build out and equip one of its leased facilities and pursuant to the provisions of Emerging Issues Task Force (“EITF”) 97-10, The Effect of Lessee Involvement in Asset Construction, the Company is deemed to be the owner of the facility during the construction period. As such, this lease is not classified as an operating lease and the Company recorded the fair market value of the facility within property and equipment on its consolidated balance sheet, with an offsetting increase to accrued expenses and other non-current liabilities. At the completion of the construction period, the Company will review the lease for potential sale-leaseback treatment.

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

(j) Other Assets

Other assets consist primarily of unamortized deferred financing costs of $4.6 million and $5.2 million as of December 31, 2006 and 2005, respectively, and private equity investments of $3.5 million and $1.2 million as

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

of December 31, 2006 and 2005, respectively. The unamortized deferred financing costs related to the Company’s $250 million convertible notes are being amortized over the life of the expected five-year repayment period and the deferred financing costs related to the Company’s line of credit facility, entered into on June 30, 2006 and amended on October 6, 2006, are being amortized over the five-year life of the line of credit agreement (see Note 7).

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. The Company has completed its initial evaluation of the impact of the January 1, 2007 adoption of FIN No. 48 and determined that such adoption is not expected to have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted the provisions of SAB No. 108 on December 31, 2006, as required and such adoption did not have any impact on the Company’s financial statements.

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

	Years Ended December 31,
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

(7) Indebtedness

(a) Convertible Notes

On March 22, 2004, the Company completed the sale (the “Offering”) of $250 million aggregate principal amount of its 2.25% convertible notes due 2024. Total proceeds from the private placement were $242.3 million, net of debt issuance costs of $7.7 million. The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year,

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

beginning September 15, 2004. Beginning in 2009, the Company may owe contingent interest if certain events occur, as defined under the terms of the Offering. The holders of the notes may convert the notes into shares of the Company’s common stock at a conversion price of $29.67 per share, subject to adjustment, prior to the close of business on March 15, 2024, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (if the specified threshold is met, the notes will thereafter be convertible at any time at the option of the holder prior to the close of business on March 15, 2024); (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

(c) Finance Lease Obligation

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

Future minimum annual lease payments, including principal and interest, under this lease are as follows:

Amount
(in thousands)
2007	$588
2008	924
2009	939
2010	982
2011	982
Thereafter	7,913

Total minimum lease payments	12,328
Less—amount representing interest	5,805

$6,523

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

There were no payments under this lease during 2006.

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method, pursuant to the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, stock-based compensation expense was measured as the difference between the option’s exercise price and the market price of the Company’s common stock on the date of grant. Historically, under this method, the Company had no stock-based compensation from options granted to employees because stock options are granted at the market price of the common stock on the date of grant. However, as discussed further in Note 15, to correct errors related to stock-based compensation not previously recorded for certain stock options as a result of certain stock option exercise activities, the Company has restated its consolidated financial statements by recording an increase in additional paid-in capital and a decrease in retained earnings of $28.6 million as of January 1, 2004, reflecting the cumulative impact to net (loss) income in the years ended December 31, 1996 to December 31, 2002. While the errors had no effect on the statements of income or statements of cash flows for the years ended December 31, 2004, 2005 or 2006, they did have an effect on the calculation of stock-based compensation as would have been reported had the Company adopted SFAS No. 123.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Had the Company accounted for stock awards pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, net income and net income per share would have been as follows for the years ended December 31, 2005 and 2004, respectively (as restated — see Note 15):

	2005	2004
	(in thousands, except per share amounts)

Net income as reported	$113,486	$73,588
Stock-based employee compensation cost included in reported net income	473	309
Stock-based employee compensation cost determined under SFAS No. 123, net of tax	(24,775)	(36,520)

Pro forma net income	$89,184	$37,377

Net income per common share:
Basic — as reported	$1.00	$0.66

Basic — pro forma	$0.78	$0.33

Diluted — as reported	$0.94	$0.63

Diluted — pro forma	$0.74	$0.33

The underlying assumptions used in the Black-Scholes model are as follows for options granted during years ended December 31, 2006, 2005 and 2004:

	December 31
	2006	2005	2004
Risk-free interest rate.	4.7%	3.8%	2.8%
Expected dividend yield	—	—	—
Expected life (in years)	3.5	3.5	3.5
Expected volatility	31%	56%	69%

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(14) Subsequent Events

On February 11, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Augusta Medical Corporation, a Delaware corporation and a newly-formed wholly-owned subsidiary of Cytyc (the “Purchaser”), and Adeza Biomedical Corporation, a Delaware corporation (“Adeza”). Pursuant to the Merger Agreement, the Purchaser will commence a cash tender offer (within 10 business days) to purchase all outstanding shares of Adeza’s common stock (the “Shares”) in exchange for $24.00 per share in cash (the “Offer Price”). Subsequent to the successful completion of the tender offer and the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Purchaser will be merged with and into Adeza (the “Adeza Merger”), with Adeza continuing as the surviving corporation and as a wholly-owned subsidiary of Cytyc. At the effective time of the Adeza Merger, each Share of Adeza then outstanding (other than certain shares, as defined in the Merger Agreement) will be converted into the right to receive in the Adeza Merger the same $24.00 per share cash Offer Price, without interest. Any options to purchase the Shares that remain outstanding immediately prior to the Adeza Merger will be entitled to an amount in cash equal to the excess, if any, of the Offer Price over the per Share exercise price of such option, multiplied by the number of unexercised Shares subject to the option.

The purchase price of $452 million will be paid out of Cytyc’s existing cash, the cash on Adeza’s balance sheet, and the Company’s existing credit facility. The acquisition will be accounted for as a purchase in accordance with SFAS No. 141.

On February 26, 2007, the Company entered into a definitive agreement ("Definitive Agreement") with Adiana, Inc. (“Adiana”), a privately-held company, to acquire the outstanding shares of Adiana. All of Adiana’s fully-diluted equity immediately prior to the close of the acquisition (expected to occur March 2007), will automatically convert into the right to receive an initial cash payment of $60 million, plus milestone payments. The milestone payments include (i) payment of up to $25 million tied to potential FDA regulatory approval of the Adiana permanent contraception product and (ii) contingent payments tied to future revenue performance milestones. The contingent payments are based on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of the Adiana permanent contraception product and are subject to an aggregate cap of $130 million. No payments can be earned after December 31, 2012. According to the terms of the Definitive Agreement, total payments, including the potential FDA milestone payment and the four-year contingent payments, will not exceed $215 million.

The purchase will be funded out of the Company’s existing cash and credit facility. The acquisition will be accounted for as a purchase in accordance with SFAS No. 141.

(15) Restatement of Consolidated Financial Statements

Subsequent to the issuance of the Company’s 2006 consolidated financial statements, the Company determined that previously issued financial statements should be restated to correct certain errors related to charges for stock-based compensation expense not previously recorded for certain stock options as a result of certain stock option exercise activities. As a result, the Company has restated the accompanying consolidated financial statements to record an increase to additional paid-in capital and decrease to retained earnings to correct these errors.

During the first quarter of 2007, the Company became aware of a report prepared by an independent equity research firm suggesting that the Company was at an elevated risk for issues with the dating of stock option exercises prior to the effective date of the Sarbanes-Oxley Act of 2002. At the request of the General Counsel and the Chief Executive Officer, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors, with the assistance of independent outside counsel and the Company’s internal audit department, conducted a voluntary review of circumstances relating to the exercising of employee stock options. As a result of that review, the Audit Committee concluded with respect to two current executives — the Chief Executive Officer and the

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

General Counsel — that on several occasions during the period from 1996 through 2002, qualified incentive stock options granted under the Company’s stock option plans (the “Plans”) were reported as having been exercised before all of the actions required by the Plan to effect such an exercise were completed. To the extent an exercise can be reported as occurring before all the required actions are complete, an option holder has the opportunity to obtain an exercise date using hindsight (i.e., “exercise back-dating”) and thereby exercise on a date with a preferable market price.

The Company determined that all stock options granted to the Chief Executive Officer and General Counsel and still outstanding at any date following the first in a series of exercises by each of these executives reported as occurring before all the required actions were completed during the period 1996 through August 28, 2002 (the date the look-back practice was no longer available based on the change in the SEC’s filing requirements reducing the reporting window for equity share activity) are subject to variable award accounting because the exercise price of those options was not fixed on the date of grant. The Company has determined variable award accounting is appropriate for these awards because there was a pattern in which the Chief Executive Officer and General Counsel received an exercise date with a more favorable market price as a result of the look-back. This pattern of exercise back-dating, when combined with the right to utilize a stock swap as consideration for the exercise, gave these individuals the ability to alter the exercise price of the options being exercised, resulting in an indirect reduction in the exercise price of the stock options by an amount that was unknown at the date of grant. Accordingly, the Company has recorded stock-based compensation expense (benefit) for each of the years ended December 31, 1996 through 2002 applying variable award accounting, which is based on the excess of the quoted market price of the Company’s common stock at the end of each period over the option exercise price for those options. Based on the Company’s review of the facts and circumstances, the Company concluded that the practice of exercise back-dating for these individuals ended in 2002 and therefore the terms of all outstanding awards became fixed at that time. As a result of a decline in the Company’s stock price during 2002, there was no intrinsic value of the awards at August 28, 2002, the date on which the terms of the awards became fixed.

The Company has analyzed the circumstances surrounding exercises by other executives and other non-officer employees for purposes of determining whether any of the exercise activity under review would result in accounting consequences. Based on this analysis, the Company concluded that single stock option grants to one current and one former executive (the “Two Other Executives”) were modified on the date of exercise in 2000 to allow for exercise back-dating. A pattern was not evident for the Two Other Executives and therefore the Company has concluded that the terms of all other awards granted for the Two Other Executives were fixed as of the grant date. As a result, the Company has recorded a stock-based compensation charge during the year ended December 31, 2000, based on the excess of the quoted market price of the Company’s common stock as of the modification date over the option exercise price for those options.

CYTYC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following reflects the additional employee stock-based compensation expense (benefit) recorded by the Company for the restatement described above:

	Change in Stock- Based Compensation Expense (Benefit) Related to Restatement	Income Tax Expense (Benefit) Related to Restatement	Change in Stock- Based Compensation Expense (Benefit), Net of Tax	Stock-based Compensation Expense, Net of Tax, As Previously Reported(1)	Stock-based Compensation Expense, Net of Tax, As Restated
	(in thousands)
1996	$9,066	$—	$9,066	$—	$9,066
1997	790	—	790	—	790
1998	218	—	218	88	306
1999	7,830	—	7,830	121	7,951
2000	21,230	—	21,230	241	21,471
2001	9,968	(6,980)	2,988	139	3,127
2002	(17,205)	3,699	(13,506)	453	(13,053)
2003	—	—	—	624	624

	$31,897	$(3,281)	$28,616	$1,666	$30,282

(1)	Represents employee stock-based compensation expense as determined under APB No. 25 as previously included in the Company’s financial statements.

The cumulative impact to net (loss) income for the years ended December 31, 1996 through 2003 of $28.6 million is reflected as an increase to additional paid-in capital and a decrease to retained earnings as of January 1, 2004. There was no impact to the consolidated statements of income or statements of cash flows for the years ended December 31, 2004, 2005 or 2006. There was no income tax expense (benefit) related to the restatement prior to the year ended December 31, 2001 as the Company had a full valuation allowance recorded against its net deferred tax assets until 2001 due to the uncertainty relating to the future utilization of these deferred tax assets during those periods. In 2001, the Company reversed the valuation allowance against its deferred tax assets and as a result, the deferred tax assets recorded from 1996 through 2001 relating to the stock-based compensation expense discussed above resulted in a $7.0 million benefit in the Company’s consolidated statement of income during the year ended December 31, 2001.

The following summarizes the impact of the restatement discussed above on the Company’s previously reported consolidated balance sheets and consolidated statements of stockholders’ equity:

	As Previously Reported	Restatement Adjustments	As Restated
	(in thousands)
As of December 31, 2004
Additional paid-in-capital	$467,265	$28,616	$495,881
Retained earnings	$173,232	$(28,616)	$144,616

As of December 31, 2005
Additional paid-in-capital	$545,761	$28,616	$574,377
Retained earnings	$286,718	$(28,616)	$258,102

As of December 31, 2006
Additional paid-in-capital	$644,552	$28,616	$673,168
Retained earnings	$426,255	$(28,616)	$397,639

Exhibits Index

Exhibit No.	Description

2.1(16)	Agreement and Plan of Merger, dated March 1, 2004, by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.2(17)	Amendment No. 1, dated March 22, 2004, to the Agreement and Plan of Merger by and among Cytyc Corporation, Radio Acquisition Corp. and Novacept.

2.3(32)	Agreement and Plan of Merger and Reorganization among Cytyc Corporation, Polaris Acquisition Corp., Proxima Therapeutics, Inc. and a Stockholders’ Representative, dated February 9, 2005.

2.4(36)	Agreement and Plan of Merger, dated as of February 11, 2007, by and among Cytyc Corporation, Augusta Medical Corporation and Adeza Biomedical Corporation.

3.1(2)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(31)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(1)	Specimen certificate representing the Common Stock.

4.2(3)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(4)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(15)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(13)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

4.6(18)	Indenture, dated as of March 22, 2004, between Cytyc Corporation and U.S. Bank Trust National Association, including the form of Note.

4.7(19)	Registration Rights Agreement, dated as of March 22, 2004, among Cytyc Corporation and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Piper Jaffray & Co.

4.8(20)	Senior Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

4.9(21)	Subordinated Debt Indenture, dated October 26, 2004, between Cytyc Corporation and The Bank of New York.

10.1(1)*	1988 Stock Plan.

10.2(1)*	1989 Stock Plan.

10.3(1)*	1995 Stock Plan.

10.4(6)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan.

10.5(7)*	1995 Employee Stock Purchase Plan, as amended.

10.6(1)#	License Agreement between Cytyc Corporation and DEKA Products Limited Partnership dated March 22, 1993.

10.7(1)	Lease Agreement between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership of February 1996.

10.8(5)	Amendment No. 1 to Lease Agreement dated as of February 1996 between Cytyc Corporation and BFA Realty Partnership, L.P. d/b/a BFA, Limited Partnership.

10.9(8)*	2001 Non-Employee Director Stock Plan.

10.10(9)*	Pro Duct Health, Inc. 1998 Stock Plan.

Exhibit No.	Description

10.11(10)#	Supply Agreement between Cytyc Corporation, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended October 16, 2001 and May 2, 2002.

10.12(10)#	Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.13(11)#	Agreement for Purchase of Equipment Reagents and Supplies between Cytyc Corporation and Quest Diagnostics, Inc. dated as of May 1, 2003.

10.14(12)*	Amended and Restated Director Compensation Method Plan.

10.15(14)*	Form of Change of Control Agreement entered between Cytyc Corporation and certain executive officers dated as of July 30, 2003.

10.16(22)#	Amendment No. 2, dated March 11, 2004, to the Master Agreement between Cytyc Corporation and Laboratory Corporation of America Holdings dated February 1, 2000, as amended December 20, 2001.

10.17(23)*	Cytyc Corporation 2004 Omnibus Stock Plan.

10.18(24)*	Cytyc Corporation 2004 Employee Stock Purchase Plan.

10.19(25)*	Form of Indemnification Agreement between Cytyc and Certain Directors and Executive Officers.

10.20(26)*	Form of Incentive Stock Option Agreement for Executive Officers.

10.21(27)*	Form of Nonqualified Stock Option Agreement for Executive Officers.

10.22(28)*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors.

10.23(30)*	Form of Restricted Stock Agreement.

10.24(33)*	Form of Restricted Stock Unit Agreement.

10.25(29)#	Master Agreement, dated October 15, 2004, between Cytyc Corporation and Laboratory Corporation of America.

10.26(19)	Office Lease dated December 31, 2003 between Cytyc Corporation and Marlborough Campus Limited Partnership.

10.27(37)	Summary of Director Compensation.

10.28(34)	Credit Agreement, dated June 30, 2006, between Cytyc Corporation and JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as lenders.

10.29(35)	Amendment No. 1, dated October 6, 2006, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and SunTrust Bank, as Administrative Agent.

10.30(38)	Amendment No. 2, dated February 5, 2007, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and Sun Trust Bank, as Administrative Agent.

10.31(39)*	Form of Performance Share Agreement.

21.1**	List of Our Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP.

24.1**	Power of Attorney (see signature page hereto).

31.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1**	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(35) Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 13, 2006.

(36) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed February 13, 2007.

(37) Incorporated herein by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed March 2, 2007.

(38) Incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed March 2, 2007.

(39) Incorporated herein by reference to Exhibit 10.31 to our Annual Report on Form 10-K/A, filed April 30, 2007.

* Indicates a management contract or any compensatory plan, contract or arrangement.

** Filed herewith.

# Confidential treatment granted as to certain portions.