Form 10-Q
period 2007-03-31
CYTYC CORP
filed 2007-05-18
CIK 849778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of May 16, 2007 was 115,229,382.

Total Number of Pages: 36

Exhibit index located on page 36

CYTYC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytyc Corporation

250 Campus Drive

Marlborough, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Cytyc Corporation and subsidiaries as of March 31, 2007, and the related condensed consolidated statements of (loss) income and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 12 to the condensed consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cytyc Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2007 (May 18, 2007 as to the effects of the restatement discussed in Note 15) we expressed an unqualified opinion and included explanatory paragraphs relating to the restatement of the Company’s consolidated financial statements and the adoption of Statement of Financial Standards No. 123(R), Share-Based Payment on January 1, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

May 18, 2007

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CYTYC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$132,781	$140,680
Investment securities	63,471	157,030
Accounts receivable, net of allowance of $2,050 and $1,951 at March 31, 2007 and December 31, 2006, respectively	110,306	94,943
Inventories, net	32,353	29,503
Deferred tax assets	26,171	9,065
Prepaid expenses and other current assets	6,419	5,932

Total current assets	371,501	437,153

Property and equipment, net	150,737	149,007

Intangible assets:
Patents and developed technology, net of accumulated amortization of $27,490 and $23,914 at March 31, 2007 and December 31, 2006, respectively	321,701	182,477
Goodwill	595,011	386,533

Total intangible assets	916,712	569,010

Other assets, net	9,302	9,544

Total assets	$1,448,252	$1,164,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,703	$12,514
Accrued expenses	139,358	56,688
Deferred revenue	5,195	4,935
Line-of-credit	200,508	—

Total current liabilities	362,764	74,137

Deferred tax liabilities, net	91,707	64,145

Long-term debt	250,000	250,000

Other non-current liabilities	25,251	17,459

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value—Authorized—5,000,000 shares No shares issued or outstanding	—	—
Common stock, $0.01 par value—Authorized—400,000,000 shares Issued— 137,382,152 and 136,305,345 shares in 2007 and 2006, respectively Outstanding— 115,229,382 and 114,726,133 shares in 2007 and 2006, respectively	1,374	1,363
Additional paid-in capital	700,756	673,168
Treasury stock, at cost: 22,152,770 and 21,579,212 shares in 2007 and 2006, respectively	(332,607)	(316,153)
Accumulated other comprehensive income	3,070	2,956
Retained earnings	345,937	397,639

Total stockholders’ equity	718,530	758,973

Total liabilities and stockholders’ equity	$1,448,252	$1,164,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$168,884	$140,540
Cost of sales	42,096	29,789

Gross profit	126,788	110,751

Operating expenses:
Research and development	9,692	10,311
Sales and marketing	41,169	40,133
General and administrative	19,448	14,025
In-process research and development	89,500	—

Total operating expenses	159,809	64,469

(Loss) income from operations	(33,021)	46,282
Other income (expense), net:
Interest income	2,629	1,830
Interest expense	(2,394)	(1,792)
Other	772	(77)

Total other income (expense), net	1,007	(39)

(Loss) income before provision for income taxes	(32,014)	46,243
Provision for income taxes	19,195	16,879

Net (loss) income	$(51,209)	$29,364

Net (loss) income per common share and potential common share:
Basic	$(0.45)	$0.25

Diluted	$(0.45)	$0.24

Weighted average common and potential common shares outstanding:
Basic	114,725	115,481
Diluted	114,725	125,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(51,209)	$29,364

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Revenue relating to license issued in exchange for preferred stock	—	(387)
Stock-based compensation expense	4,352	6,025
Compensation expense related to issuance of stock to directors and executives	—	395
Depreciation and amortization of property and equipment	8,171	5,246
Amortization of intangible assets	3,576	2,397
Amortization of deferred financing costs	465	386
Acquired in-process research and development	89,500	—
Gain on equity investments	(496)	—
Loss on disposal of fixed assets	267	—
Provision for doubtful accounts	123	73
Tax benefit from exercise of stock options	2,381	1,507
Deferred tax expense	3,450	5,200
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(6,656)	1,384
Inventories	(1,925)	(2,833)
Prepaid expenses and other current assets	(8)	1,076
Accounts payable	3,033	2,682
Accrued expenses	1,400	(12,046)
Deferred revenue	204	698

Net cash provided by operating activities	56,628	41,167

Cash flows from investing activities:
Acquisition of Adeza Biomedical Corporation, net of cash acquired	(365,017)	—
Acquisition of Adiana, Inc., net of cash acquired	(58,096)	—
Acquisition of Proxima Therapeutics, Inc.	(3,613)	(21,074)
Increase (decrease) in other assets	164	(463)
Increase in equipment under customer usage agreements	(5,199)	(7,254)
Purchases of property and equipment	(3,549)	(4,118)
Increase in patents and developed technology	—	(473)
Purchases of investment securities	(128,640)	(23,425)
Proceeds from sales and maturities of investment securities	294,828	20,097

Net cash used in investing activities	(269,122)	(36,710)

Cash flows from financing activities:
Proceeds from line-of-credit	200,508	—
Purchase of treasury shares	(16,454)	(22,269)
Proceeds from exercise of stock options	18,832	15,292
Excess tax benefit from exercise of stock options	2,018	1,354

Net cash provided by (used in) financing activities	204,904	(5,623)

Effect of exchange rate changes on cash	(309)	(10)

Net decrease in cash and cash equivalents	(7,899)	(1,176)
Cash and cash equivalents, beginning of period	140,680	123,468

Cash and cash equivalents, end of period	$132,781	$122,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Cytyc Corporation and subsidiaries (the “Company” or “Cytyc”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes included in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

(2)	Acquisition Activity

(a)	Acquisition of Adeza Biomedical Corporation

On February 11, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Augusta Medical Corporation, a Delaware corporation and a newly-formed wholly-owned subsidiary of Cytyc (the “Purchaser”), and Adeza Biomedical Corporation, a Delaware corporation (“Adeza”). Pursuant to the Merger Agreement, the Purchaser commenced a cash tender offer to purchase all outstanding shares of Adeza’s common stock (the “Shares”) in exchange for $24.00 per share in cash (the “Offer Price”). On March 19, 2007, Purchaser acquired a majority of Adeza’s outstanding Shares through the tender offer. On April 2, 2007, pursuant to the terms of the Merger Agreement, Cytyc acquired Adeza through the merger (the “Merger”) of Purchaser with and into Adeza. The Merger was consummated without a meeting of the stockholders of Adeza in accordance with the Delaware General Corporation Law. In connection with the Merger, Adeza’s name was changed from “Adeza Biomedical Corporation” to “Cytyc Prenatal Products Corp.” As a result of the Merger, all remaining outstanding Shares were converted into the right to receive $24.00 per share in cash, without interest, other than Shares held by Cytyc or any of its subsidiaries or Shares held by Adeza stockholders that perfect their rights to appraisal in accordance with the Delaware General Corporation Law. The purchase price was paid out of the Company’s existing cash and the Company’s existing credit facility.

The aggregate purchase price for Adeza was $456.7 million, of which $451.7 million represented cash payable to Adeza shareholders and $5.0 million represented acquisition-related fees and expenses. As of March 31, 2007, we paid $365.0 million of the purchase price (net of $26.3 million of cash acquired) and have $65.4 million accrued related to the Adeza acquisition, most of which was paid during April 2007. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of operations of Adeza were included in the consolidated statement of loss from the date of acquisition of March 19, 2007. The purchase price was supported by estimates of future sales and earnings of Adeza, as well as the value of sales force and other projected synergies.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Purchase Price Allocation

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition, for an aggregate purchase price of $456.7 million, including acquisition costs:

Amount (in thousands)
Cash and cash equivalents	$26,346
Investment securities	72,019
Other current assets	10,865
Property and equipment	431
Patents and developed technology	142,800
Goodwill	208,451
Other assets	72
Current liabilities	(19,676)
Long-term liabilities	(1,251)
Net deferred tax liability	(26,881)
In-process research and development	43,500

$456,676

As part of the purchase price allocation, all tangible and intangible assets and liabilities were identified and valued. Of the total purchase price, the Company allocated $61.9 million to acquired net tangible assets. The net deferred tax liability of $26.9 million is primarily comprised of $30.2 million of deferred tax assets relating to acquired net operating losses primarily related to net operating loss carry forwards and tax credits, offset by deferred tax liabilities of $57.1 million relating to patents and developed technology. The Company determined the fair value of Adeza’s tangible assets and liabilities based on a review of Adeza’s historical and then current financial statements and an understanding of the ongoing nature of the assets and liabilities.

The Company also allocated $142.8 million to the acquired patents and developed technology. The acquired patents expire at various dates through 2018. Based on the average life of the patent portfolio, the remaining economic life of the developed technology is expected to be approximately 12-15 years. The Company is amortizing the patents and developed technology over this period using the cash flow method, under which amortization is calculated and recognized based upon the Company’s estimated net cash flows over the life of the intangible asset, reflecting the pattern in which the economic benefits of the intangible asset are consumed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company believes the patents provide sufficient coverage for differentiated products to sustain some competitive advantage in the marketplace over the average remaining life of the patents.

The Company also allocated $43.5 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development activities. The incomplete research and development activities primarily were associated with Adeza’s development of Gestiva™, a therapeutic drug, which is currently pending final approval from the Food and Drug Administration (“FDA”), as well as an induction of labor diagnostic product.

The acquired in-process research and development was charged to expense as of the date of the acquisition and is included in the Company’s statement of loss for the three months ended March 31, 2007.

The Company valued the intangible assets acquired, including the portfolio of patents and technologies, and the in-process research and development projects, based on present value calculations of income using risk-adjusted cash flows for each product, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to the in-process research and development projects was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the net cash flows resulting from the projects, and discounting the net cash flows to their present value. The Company expects to continue its efforts on the in-process research and development projects through the end of 2008.

The projections used to value the acquired intangible assets and the in-process research and development projects were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

product introductions by the Company and its competitors, as well as estimates of cost of sales, operating expenses, and income taxes resulting from the acquired products and the in-process research and development projects. In addition, the projections reflect the Company’s expectation that improvements to the current products will continue to be made over the life cycle of the product lines. As a result, the completed technology that existed as of the acquisition date was assumed to represent a declining percentage of the products’ technological composition over time.

The rate utilized to discount the net cash flows to their present value was based on estimated weighted-average cost of capital calculations. A discount rate of 14% was used to value the acquired intangible assets and the in-process research and development projects. This discount rate was higher than the Company’s weighted-average cost of capital due to the earlier-stage life cycles of the acquired products, the inherent uncertainties surrounding the outcome of the projects and commercialization and development of the acquired intangible assets, the useful life of the acquired technology, the profitability levels of such technology, and the uncertainty of technological advances that were unknown at that time.

The allocation of the purchase price is substantially complete, with the remaining allocation to be completed primarily related to the resolution of tax matters.

Goodwill

The excess of the purchase price over the fair value of tangible and identifiable intangible net assets, as well as the in-process research and development projects, was allocated to goodwill, which is non-deductible for tax purposes and totaled $208.5 million. In accordance with SFAS No. 142, this goodwill will not be systematically amortized. Instead, the Company will perform an annual assessment for impairment by applying a fair-value-based test.

Pro Forma Results

The following unaudited pro forma financial information for the three months ended March 31, 2007 and 2006 presents the combined results of operations of Cytyc and Adeza as if the acquisition had occurred as of the beginning of each period presented.

Pro forma results for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Net sales	$179,745	$151,333
Net income	$32,117	$27,250

Net income per common share:
Basic	$0.28	$0.24

Diluted	$0.27	$0.23

Both periods include pro forma adjustments to reflect interest costs related to the borrowings on the line-of-credit facility (see Note 11). The pro forma results for the three months ended March 31, 2007 include $7.8 million of transaction fees and expenses incurred by Adeza prior to the acquisition related to the merger, but exclude $43.5 million of in-process research and development costs. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the beginning of each period presented.

(b)	Acquisition of Adiana Inc.

On March 16, 2007, the Company acquired Adiana, Inc. (“Adiana”), a privately-held company located in Redwood City, California, in a non taxable transaction. As a result of the acquisition of Adiana, all of its fully-diluted equity immediately prior to the acquisition was automatically converted into the right to receive an initial cash payment of $60 million, plus milestone payments. The milestone payments include (i) payment of up to $25 million tied to the timing of certain FDA milestone achievements of the Adiana permanent contraception product and (ii) potential contingent payments tied to future revenue performance milestones. The contingent payments are based on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of this product and are subject to an aggregate cap of $130 million. No payments can be earned after December 31, 2012. According to the terms of the related merger agreement, total payments, including the initial cash payment, the potential FDA milestone payment and the four-year contingent payments, will not exceed $215 million.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The initial purchase price payment was paid out of the Company’s existing cash. Pursuant to the merger agreement, $3.0 million of the purchase price was placed in escrow to satisfy potential claims. The purchase price was supported by estimates of future sales and earnings of Adiana, as well as other projected synergies.

The aggregate purchase price for Adiana was $60.5 million, of which $59.4 million represented cash payable to Adiana shareholders and $1.1 million represented acquisition-related fees and expenses. As of March 31, 2007, we paid $58.1 million of the purchase price (net of $1.9 million of cash acquired) and have $0.5 million accrued related to the Adiana acquisition. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, and accordingly, the results of operations of Adiana were included in the consolidated statement of loss from the date of acquisition.

Purchase Price Allocation

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition for an aggregate purchase price of $60.5 million, including acquisition costs:

Amount (in thousands)
Cash and cash equivalents	$1,931
Other current assets	210
Property and equipment	151
Other assets	18
Net deferred tax asset	19,973
Current liabilities	(4,412)
Long-term liabilities	(3,401)
In-process research and development	46,000

$60,470

As part of the purchase price allocation, all tangible assets and liabilities were identified and valued. Of the total purchase price, the Company allocated $14.5 million to acquired net tangible assets. The net deferred tax asset of $20.0 million relates to acquired net operating losses and tax credits. The Company determined the fair value of Adiana’s tangible assets and liabilities based on a review of Adiana’s historical and then current financial statements and an understanding of the ongoing nature of the assets and liabilities.

The Company also allocated $46.0 million of the purchase price to an in-process research and development project. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development activities. The incomplete research and development activities are associated with the Adiana Complete Transcervical Sterilization System (“TCS”), a form of permanent female contraception intended as an alternative to tubal ligation, and primarily relate to activities to be performed in order to obtain FDA approval. The acquired in-process research and development was charged to expense as of the date of the acquisition and included in the Company’s statement of loss for the three months ended March 31, 2007.

The Company valued the in-process research and development project, based on present value calculations of income using risk-adjusted cash flows for, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to the in-process research and development project was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the net cash flows resulting from the project, and discounting the net cash flows to their present value. The Company expects to complete its efforts on the in-process research and development project in 2008.

The projections used to value the in-process research and development project were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors, as well as estimates of cost of sales, operating expenses, and income taxes resulting from the in-process research and development project.

The rate utilized to discount the net cash flows to their present value was based on estimated weighted-average cost of capital calculations. A discount rate of 26% was used to value the in-process research and development project. The discount rate was higher

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

than the Company’s weighted-average cost of capital due to the early-stage life cycle of the in-process research and development project, the inherent uncertainties surrounding the commercialization and development of TCS, the useful life of the future product, the profitability levels of such technology, and the uncertainty of technological advances that were unknown at that time.

The excess of the fair value of tangible net assets over the purchase price of $3.2 million was allocated to expected contingent earn-out payments related to future milestones in accordance with SFAS No. 142 and recorded in long-term liabilities.

The initial allocation of the purchase price is substantially complete, with the remaining allocation to be completed primarily related to the resolution of tax matters.

The operating results of Adiana are not material to any periods presented and accordingly pro forma financial information is not presented.

(3)	Amortization of Intangible Assets

Amortization expense related to identifiable intangible assets, which consists of the Company’s acquired patents and developed technology, was approximately $3.6 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively (see Note 10 for amortization expense by operating segment). Prior to 2007, the Company allocated amortization of all of its intangible assets to research and development within its condensed consolidated statements of income as the developed technology has benefited multiple line items (i.e., cost of sales and research and development) and any allocation that would have been made to cost of sales was not deemed to be material. During 2007, the Company acquired a significant amount of developed technology ($142.8 million) as part of its acquisition of Adeza and is including the amortization of such developed technology within cost of sales based upon its intended use. For the amortization of its other developed technology, beginning in 2007, the Company is allocating the majority to cost of sales based upon its determination that such developed technology is primarily being used to generate sales of its products. A portion of the amortization expense also will be allocated to research and development based upon the Company’s determination that such developed technology is primarily being utilized to support the Company’s research and development efforts (e.g., FirstCyte Breast Test).

Amortization expense related to identifiable intangible assets, which is an estimate for each future year and subject to change, is as follows:

Amount
(in thousands)
Remaining nine months ending December 31, 2007	$16,691
Year ending December 31, 2008	25,975
Year ending December 31, 2009	29,435
Year ending December 31, 2010	29,259
Year ending December 31, 2011	28,003
Thereafter	192,338

Total	$321,701

(4)	Investment Securities

Investment securities at March 31, 2007 consist of commercial paper and municipal bonds as of and December 31, 2006 consist of only municipal bonds, all of which are classified as available-for-sale. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. Available-for-sale securities are shown in the consolidated financial statements at fair market value with unrealized gains or losses recorded as a component of other comprehensive income.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

At March 31, 2007 and December 31, 2006, the cost basis, aggregate fair value, and gross unrealized holding losses by major security type were as follows:

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
March 31, 2007
Commercial paper (average maturity of 2.0 months)	$61,186	$(3)	$61,183
Municipal bonds (average maturity of 0.6 months)	2,288	—	2,288

	$63,474	$(3)	$63,471

December 31, 2006
Municipal bonds (average maturity of 0.7 months)	$157,030	$—	$157,030

A significant portion of the Company’s investment portfolio was converted into cash and cash equivalents during the first quarter of 2007 to fund the Company’s acquisitions of Adeza and Adiana. The balance as of March 31, 2007 includes investment securities held by Adeza purchased as part of the acquisition.

(5)	Other Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets at March 31, 2007 and December 31, 2006 consisted of:

	March 31, 2007	December 31, 2006
	(in thousands)
Inventories, net
Raw material	$11,137	$10,305
Work-in-process	1,965	2,275
Finished goods	19,251	16,923

	$32,353	$29,503

Property and Equipment
Property and equipment	$45,102	$45,271
Equipment under customer usage agreements	97,176	92,136
Computer equipment and software	38,980	34,662
Furniture and fixtures	5,558	5,186
Building	20,736	20,401
Leasehold improvement	14,452	14,350
Land	3,224	3,224
Construction-in-process	12,105	12,178

	237,333	227,408
Less — accumulated depreciation and amortization	86,596	78,401

	$150,737	$149,007

Accrued Expenses
Accrued compensation	$30,846	$27,343
Accrued acquisitions (see Note 2)	66,401	3,613
Accrued sales and marketing	3,457	5,041
Accrued taxes	15,987	9,174
Other accruals	22,667	11,517

	$139,358	$56,688

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. Product warranty obligations are included in accrued expenses. Changes in the product warranty obligations for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Balance, beginning of year	$381	$426
New warranties	269	135
Payments	(160)	(83)

Balance, March 31	$490	$478

(6)	Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options and convertible debt. As a result of the Company’s net loss during the three months ended March 31, 2007, all potential common shares from outstanding stock options and convertible debt, which totaled 10.3 million weighted average shares, were anti-dilutive and were excluded from the diluted net loss per share calculation. Potential common shares for outstanding stock options are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. The treasury stock method is affected by the amount of stock-based compensation attributable to future services and therefore not yet recognized. The Company’s adoption of SFAS No. 123R, Share-Based Payment, on January 1, 2006, resulted in an increase in unrecognized stock-based compensation expense relating to unvested employee stock awards, which reduced the dilutive effect of assumed exercises of stock options for the three months ended March 31, 2006 by approximately two million shares. There was no such impact for the three months ended March 31, 2007, as the effect would have been anti-dilutive.

The following table provides a reconciliation of the net (loss) income and weighted average common shares used in calculating basic and diluted net (loss) income per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Numerator:
Net (loss) income, as reported, for basic earnings per share	$(51,209)	$29,364
Interest expense on convertible debt, net of tax	—	1,138

Net (loss) income, as adjusted, for diluted earnings per share	$(51,209)	$30,502

Denominator:
Basic weighted average common shares outstanding	114,725	115,481
Dilutive effect of assumed exercise of stock options	—	1,970
Dilutive effect of assumed conversion of convertible debt	—	8,426

Weighted average common shares outstanding assuming dilution	114,725	125,877

Basic net (loss) income per common share	$(0.45)	$0.25

Diluted net (loss) income per common and potential common share	$(0.45)	$0.24

For the three months ended March 31, 2007, diluted net loss per share excluded interest expense on convertible debt as well as the effect on weighted average diluted common shares outstanding of the assumed exercise of stock options and assumed conversion of convertible debt as such amounts would have been anti-dilutive. Diluted weighted average common shares outstanding for the three months ended March 31, 2006 excluded 50,875 potential common shares from stock options outstanding, because the exercise prices of such stock options were higher than the average closing price of the Company’s common stock as quoted on The NASDAQ Global Select Market during the period and, accordingly, their effect would be anti-dilutive.

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

As noted above, the fair value of stock options and employee stock purchase plan shares is determined by using the Black-Scholes option pricing model and applying the multiple-option valuation approach to the stock option valuation. The options have graded-vesting on an annual basis over an average vesting period of four years. In applying the multiple-option approach, each option “tranche” is separately valued based upon when the tranche vests. The Company estimates the expected option term by calculating the average period of time before the employees exercise their options and adds this to the vesting period of each tranche. Historically, this period of time has averaged one year from the date the options vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For equity awards granted prior to the adoption of SFAS No. 123R, the volatility of the common stock was estimated using historical volatility. For equity awards granted since January 1, 2006, the volatility of the common stock is estimated using a combination of historical and implied volatility, as discussed in Staff Accounting Bulletin (“SAB”) No. 107, Considering the interaction between SFAS No. 123R and Certain Securities and Exchange Commission Rules and Regulations. By using this combination, the Company is taking into consideration the historical realized volatility, as well as factoring in estimates of future volatility that the Company believes will differ from historical volatility as a result of the Company’s product diversification over the last two years, the market performance of the common stock, the volume of activity of the underlying shares, the availability of actively traded common stock options, and overall market conditions.

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

In February 2007, the Company issued 160,700 performance-based stock units (“performance shares”) that vest over a three-year period based upon specific future performance milestones. A grantee may also earn, over the course of three years, a total number of shares ranging from 0% to 175% of the number of shares equal to his or her initial grant of performance shares, which range is based on the actual achievement of the performance milestones. The market price of the Company’s common stock on date of grant was $30.44. Each period the Company will assess its estimate of the probability that such performance milestones will be met and, if necessary, will adjust the related stock-based compensation expense. The Company is recording stock-based compensation expense for these equity awards over the three-year vesting period assuming all future performance milestones will be met.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Total stock-based compensation recognized in the Company’s condensed consolidated statements of (loss) income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cost of sales	$261	$361
Research and development	609	844
Sales and marketing	1,915	2,651
General and administrative	1,567	2,169

Total stock-based compensation expense	$4,352	$6,025

The underlying assumptions used in the Black-Scholes model were as follows for options granted during the three months ended March 31, 2007 and 2006:

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

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.7%	4.6%
Expected dividend yield	—	—
Expected lives (in years)	3.5	3.5
Expected volatility	28%	32%

As of March 31, 2007, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $34.6 million. This amount is expected to be recognized over a weighted-average period of 2.6 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

(b)	Employee and Director Incentive Plans

The Cytyc Corporation 2004 Omnibus Stock Plan (the “2004 Omnibus Plan”), which is the Company’s primary plan for grants of equity, provides for the issuance of up to 12,250,000 shares of the Company’s common stock, no more than 8,200,000 of which shares may be issued as awards other than stock options or stock appreciation rights. The 2004 Omnibus Plan provides for grants of various incentives, including stock options and other stock-based awards. At March 31, 2007, 3,974,527 shares were available for future grant under the 2004 Omnibus Plan.

The following table summarizes options outstanding, by stock plan, as of March 31, 2007:

2004 Omnibus Plan	7,522,489
1995 Stock Plan	6,660,890
1998 Stock Plan	5,307
1995 Non-Employee Director Stock Option Plan	180,000
2001 Non-Employee Director Stock Option Plan	898,000

15,266,686

The following schedule summarizes the activity under the Company’s stock option plans during the three months ended March 31, 2007:

	Number of Shares	Range of Exercise Prices			Weighted Average Exercise Price per share
Outstanding, December 31, 2006	15,755,150	$0.44	—	$30.11	$20.82
Granted	912,700	28.14	—	33.87	28.61
Exercised	(1,076,807)	2.33	—	28.97	17.49
Canceled	(324,357)	10.35	—	28.97	23.73

Outstanding, March 31, 2007	15,266,686	$0.44	—	$33.87	$21.46

Exercisable, March 31, 2007	8,582,862	$0.44	—	$28.81	$19.15

Exercisable, December 31, 2006	8,482,964	$0.44	—	$28.45	$18.12

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The weighted average fair value per share of options granted during the three months ended March 31, 2007 and 2006 was $7.91 and $8.45, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $14.1 million and $9.1 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock on date of exercise and the exercise price per share.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per share
$0.44 – $12.46	1,681,866	2.87	$9.48	1,642,404	$9.45
12.52 – 12.97	1,642,738	3.14	12.68	949,870	12.70
12.98 – 20.75	2,007,164	4.57	18.51	1,742,082	18.70
21.07 – 23.07	1,575,860	5.10	22.02	1,030,725	21.96
23.19 – 24.31	2,317,156	5.62	23.95	945,416	24.01
24.32 – 25.39	1,580,014	5.91	24.61	1,219,023	24.53
25.40 – 28.17	1,835,011	7.22	27.04	477,477	26.31
28.18 – 28.37	162,800	9.40	28.29	17,359	28.27
28.39 – 28.39	2,056,127	4.82	28.39	500,644	28.39
28.40 – 33.87	407,950	9.31	29.51	57,862	28.81

$0.44 – $33.87	15,266,686	5.11	$21.46	8,582,862	$19.15

The aggregate intrinsic value of dilutive options outstanding and options exercisable as of March 31, 2007 was $194.6 million and $129.3 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock as of March 31, 2007 and the exercise price per share. The market value as of March 31, 2007 was $34.21 per share as quoted on The NASDAQ Global Select Market.

(8)	Comprehensive (Loss) Income

Comprehensive (loss) income for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net (loss) income	$(51,209)	$29,364
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on investment securities	(2)	20
Foreign currency translation adjustments	116	107

Comprehensive (loss) income	$(51,095)	$29,491

(9)	Stock Repurchase Program

Under the current stock repurchase program, the Company is authorized to repurchase up to $200 million of its common stock through open market purchases or private transactions that will be made from time to time as market conditions allow. The stock repurchase program is expected to be in effect until November 15, 2009. Shares repurchased under this program will be held in the Company’s treasury. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2007 and 2006, the Company repurchased 573,558 shares and 764,518 shares, respectively, with an aggregate cost of $16.5 million and $22.3 million, respectively.

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(10)	Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed for each reportable operating segment of an enterprise, as defined. During the third quarter of 2006, the Company established the domestic diagnostic products and domestic surgical products divisions, each managed by a divisional president. Effective for the first quarter of 2007, as a result of the oversight of each segment by a divisional president, including review and ownership of discrete financial information, operating expenses are captured in the segment to which they relate, except for certain corporate expenses that benefit multiple operating segments and stock-based compensation expense (such expenses are included in “Corporate” below). Segment figures for 2006 have been restated to reflect the changes described above.

Financial information for the three segments is included below for all periods presented and each segment is described as follows:

Domestic Diagnostic Products— This segment develops and markets the ThinPrep® System in the United States primarily for use in diagnostic cytology testing applications focused on women’s health. The ThinPrep System is widely used for cervical cancer screening. The ThinPrep System consists of any one or more of the following: the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters, and other supplies, such as the ThinPrep Pap Test and the Company’s proprietary ThinPrep PreservCyt Solution. As a result of the Company’s acquisition of Adeza on March 19, 2007, this segment also develops and markets The FullTerm® Fetal Fibronectin Test, which offers clinical and cost benefits for the assessment of the risk of pre-term birth.

Domestic Surgical Products— This segment develops and markets the NovaSure® System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding, the MammoSite® Radiation Therapy System, a device for the treatment of early-stage breast cancer, and the GliaSite® Radiation Therapy System for the treatment of malignant brain tumors, and markets these products in the Unites States. As a result of the Company’s acquisition of Adiana, this segment also develops the Adiana TCS System which is a form of permanent female contraception intended as an alternative to tubal ligation and for which the Company is in the process of seeking a pre-market approval (“PMA”) from the FDA.

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

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The Company’s operating results, amortization of intangible assets, and intangible assets by segment, are as follows:

Three Months Ended March 31, 2007 (in thousands)	Domestic Diagnostic Products	Domestic Surgical Products	International	Corporate	Consolidated
Net sales	$89,176	$59,264	$20,444	$—	$168,884
In-process research and development	43,500	46,000	—	—	89,500
Amortization of intangible assets	361	2,846	369	—	3,576
Income (loss) from operations	4,351	(21,910)	5,487	(20,949)	(33,021)

As of March 31, 2007
Intangible assets, by segment:
Patents and developed technology, net	$154,037	$143,845	$23,819	$—	$321,701
Goodwill	294,268	261,219	39,524	—	595,011

Three Months Ended March 31, 2006 (in thousands)
Net sales	$80,696	$44,704	$15,140	$—	$140,540
Amortization of intangible assets	361	1,826	210	—	2,397
Income (loss) from operations	46,651	14,894	2,567	(17,830)	46,282

During the three months ended March 31, 2007, the Company acquired $142.8 million of patents and developed technology and $208.5 million of goodwill, as part of its acquisition of Adeza (see Note 2(a)), all of which are included in the domestic diagnostic products segment. There were no other material changes within the Company’s other operating segments during the three months ended March 31, 2007.

SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and significant customers. During the three months ended March 31, 2007 and 2006, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended March 31,
	2007	2006
United States	88%	89%
International	12%	11%

	100%	100%

During the three months ended March 31, 2007 and the three months ended March 31, 2006, no customer represented 10% or more of consolidated net sales.

(11)	Long-Term Debt, Contractual Obligations, Commitments and Contingencies

Long-Term Debt and Contractual Obligations:

Credit Agreement— On June 30, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provided for a $150 million senior unsecured revolving credit facility. On October 6, 2006, the Company and its related lenders amended the Credit Agreement in order to, among other items, increase the committed amount of the revolving credit facility to $345 million and to include one additional lender into the syndicate of lenders. The Company may request an increase in available borrowings under the Credit Agreement by an additional amount of up to $155 million (for a maximum amount of $500 million) upon satisfaction of certain conditions. These increased borrowings may be provided either by one or more existing lenders upon the Company obtaining the agreement of such lender(s) to increase commitments or by

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

new lenders being added to the credit facility. The loan proceeds are available to be used by the Company and its subsidiaries to finance working capital needs and for general corporate purposes, including certain permitted business acquisitions. On May 14, 2007, the Company and its related lenders amended the Credit Agreement in order to: (1) extend to July 31, 2007 the delivery deadline for both the audited financial statements for the fiscal year ended December 31, 2006 and the unaudited financial statements for the fiscal quarter ended March 31, 2007 and (2) amend the negative covenant concerning Indebtedness (as such term is defined in the Credit Agreement) to increase the maximum size of the receivables financing facility permitted thereunder from $50 million to $100 million.

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

As of March 31, 2007, the Company had $200.5 million outstanding under this Credit Agreement at an interest rate of 5.32% (LIBOR) plus a margin of 0.475% providing a total interest rate of 5.795%.

Convertible Notes— On March 22, 2004, the Company completed the sale (the “Offering”) of $250 million aggregate principal amount of its 2.25% convertible notes due 2024. The convertible notes were sold to qualified institutional buyers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The notes bear interest at a rate of 2.25% per year on the principal amount, payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2004. The holders of the notes may convert the notes into shares of the Company’s common stock at a conversion price of $29.67 per share, subject to adjustment, prior to the close of business on March 15, 2024, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (if the specified threshold is met, the notes will thereafter be convertible at any time at the option of the holder prior to the close of business on March 15, 2024); (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

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

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Commitments:

Earn-out Payments— Part of the purchase price for Adiana includes contingent earn-out payments tied to future performance milestones (see Note 2(b)).

Lease Commitments:

On April 23, 2007, the Company signed a non-cancelable lease agreement for a building with approximately 164,354 square feet. This facility is located in Alajuela, Costa Rica, and will be used as an additional manufacturing facility and office building. The term of the lease is for a period of approximately ten years commencing on or around February 2008. The term of the lease may be extended for two consecutive five-year terms.

Future minimum lease payments under this lease are as follows at March 31, 2007:

Amount
(in thousands)
Remaining nine months ending December 31, 2007	$—
Year ending December 31, 2008	1,316
Year ending December 31, 2009	1,481
Year ending December 31, 2010	1,533
Year ending December 31, 2011	1,587
Thereafter	10,921

Total	$16,838

As part of our acquisitions of Adeza and Adiana during the first quarter of 2007, we assumed non-cancelable leases for buildings located in California which have cash payments over the next two years totaling $0.3 million per year.

Finance Lease Obligation— On July 11, 2006, the Company signed a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be principally used as an additional manufacturing facility. In 2011, the Company will have an option to lease an additional 30,000 square feet. As part of the lease agreement, the lessor agreed to allow the Company to make significant renovations to the facility to prepare the facility for the Company’s manufacturing needs. The Company is responsible for a significant amount of the construction costs and therefore was deemed under Generally Accepted Accounting Principles to be the owner of the building during the construction period, in accordance with Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction. During the year ended December 31, 2006, the Company recorded the fair market value of the facility of $13.2 million within property and equipment on its consolidated balance sheet, with an offsetting increase to current and non-current liabilities. The Company plans to begin occupying the facility during the second quarter of 2007. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006.

Future minimum lease payments, including principal and interest, under this lease are as follows:

Amount
(in thousands)
Remaining nine months ending December 31, 2007	$556
Year ending December 31, 2008	924
Year ending December 31, 2009	939
Year ending December 31, 2010	982
Year ending December 31, 2011	982
Thereafter	7,913

Total minimum payments	12,296
Less-amount representing interest	5,773

Total	$6,523

Restructuring— During the fourth quarter of 2006, Company management approved a restructuring plan designed to reduce future operating expenses, by consolidating its Mountain View, California operations into its existing operations in Costa Rica and Massachusetts. In connection with this plan, the Company incurred $2.9 million of restructuring costs during the fourth quarter of 2006 related to severance expenses and accrued $0.3 million related to retention costs. The Company expects to incur and pay additional restructuring costs in 2007 of approximately $5 million to $6 million, primarily resulting from retention costs and incremental depreciation of leasehold improvements.

Three Months Ended March 31, 2007
(in thousands)
Balance, beginning of year	$3,227
Adjustments	1,165
Payments	(558)

Balance, March 31	$3,834

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

During the three months ended March 31, 2007, we recognized restructuring expense of $1.2 million primarily related to retention costs for employees which are recognized in the Company’s statement of (loss) income on a straight-line basis over the employment period. During the first quarter of 2007, the Company made payments for severance and retention in the amount of $0.2 million and $0.4 million, respectively.

Contingencies— On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by the Company’s ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against the Company in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. The non-patent claims have been dismissed and the patent cases have since been consolidated into a single action. A hearing occurred on August 2, 2006 in the United States District Court for the District of Massachusetts to hear oral arguments on summary judgment motions. The Court has scheduled a trial start date of October 29, 2007. The Company continues to believe that the claims against it are without merit and intends to vigorously defend this suit. Given the current status of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

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

The Company’s effective tax rate for the three months ended March 31, 2007 was 60.0% as compared to 36.5% for the three months ended March 31, 2006. Exclusive of the effects of the non-deductible in-process research and development charges incurred in connection with our acquisitions of Adeza and Adiana in March 2007 the Company’s effective tax rate would have been 33.4% including the recognition of a tax benefit related to an examination closed during the period.

On January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN No. 48, the Company has recorded the cumulative effect of the change in accounting principle of $0.5 million as a decrease to opening retained earnings.

The Company had gross unrecognized tax benefits of approximately $12.8 million as of January 1, 2007. Of this amount, $6.8 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits as of January 1, 2007 that, if recognized, would result in a reduction of the Company’s effective tax rate. At March 31, 2007, the Company had $11.3 million of unrecognized tax benefits $5.3 million of which, if recognized, would result in the reduction of the Company’s effective tax rate. The decrease during the three month period ended March 31, 2007 in unrecognized tax benefits is primarily the result of the recognition of approximately $1.6 million of tax benefits related to an examination that closed during the period.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of income tax expense in its consolidated statement of (loss) income. As of January 1, 2007, accrued interest was approximately $0.9 million, net of federal benefit. As of January 1, 2007, no penalties have been accrued.

The Company and its subsidiaries are subject to United Sates federal income tax, as well as income tax of multiple state income and foreign jurisdictions. The last years examined by the Internal Revenue Service and the Massachusetts Department of Revenue were 2004 and 2003, respectively, and all years up through and including those years are closed by examination.

(13)	Recent Accounting Pronouncements

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

CYTYC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No.115, which permits entities to measure various financial instruments and certain other items at fair value at specified election dates. The election must be made at initial recognition of the financial instrument, and any unrealized gains or losses must be reported at each reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact that adopting SFAS No. 159 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in Amendment No. 2 to our Annual Report on Form 10-K (“2006 Form 10-K/A”) for the year ended December 31, 2006. Our discussion contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those referred to or set forth below under Part II. Item 1A. “Risk Factors”.

Overview

Cytyc Corporation is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostic and surgical products. Our products cover a range of cancer and women’s health applications, including cervical cancer screening, pre-term birth risk assessment, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer, and radiation treatment of patients with malignant brain tumors. We operate our business in three reportable segments: domestic diagnostic products, domestic surgical products and international. Our domestic diagnostic products segment develops and markets the ThinPrep® System in the United States primarily for use in cytology testing applications, such as cervical cancer screening, and the FullTerm® Fetal Fibronectin Test, acquired as part of our purchase of Adeza Biomedical Corporation (“Adeza”), which offers clinical and cost benefits for the assessment of the risk of pre-term birth. Our domestic surgical products segment develops and manufactures the NovaSure® System, an innovative endometrial ablation device to treat menorrhagia, or excessive menstrual bleeding, the MammoSite® Radiation Therapy System, a device for the treatment of breast cancer that positions radiation sources directly into the post-lumpectomy site to optimize radiation treatment delivery while minimizing damage to healthy tissue, and the GliaSite® Radiation Therapy System for the treatment of malignant brain tumors. The domestic surgical segment, as part of our purchase of Adiana, Inc. (“Adiana”), acquired the Adiana Complete Transcervical Sterilization System® (“TCS”), which is a form of permanent female contraception intended as an alternative to tubal ligation and for which we are in the process of seeking a pre-market approval (“PMA”) from the Food and Drug Administration (“FDA”). The domestic surgical products segment markets these products in the United States. Our international segment markets our diagnostic and surgical products outside of the United States.

On March 16, 2007, we acquired all of the fully-diluted equity of Adiana, and on March 19, 2007, we purchased a majority of the outstanding common shares of Adeza and completed the acquisition as of April 2, 2007. Our operating results include the results of Adiana and Adeza from March 17, 2007 and March 20, 2007, respectively.

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

Prior to 2007, we allocated amortization of all of our intangible assets to research and development within our condensed consolidated statements of income as the developed technology has benefited multiple line items (i.e., cost of sales and research and development) and any allocation that would have been made to cost of sales was not deemed to be material. During 2007, we acquired a significant amount of developed technology ($142.8 million) as part of our acquisition of Adeza and are including the amortization of such developed technology within cost of sales based upon its intended use. For the amortization of our other developed technology, beginning in 2007, we are allocating the majority to cost of sales based upon our determination that such developed technology is primarily being used to generate sales of our products. A portion of the amortization expense also will be allocated to research and development based upon our determination that such developed technology is primarily being utilized to support our research and development efforts (e.g., FirstCyte Breast Test).

We assess the impairment of long-lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. If it is determined that the carrying value of long-lived assets, intangible assets or goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No significant impairment charges have been recorded to date. We are required to perform an impairment review for goodwill on an annual basis, or earlier if indicators of potential impairment exist. Based on our impairment review during 2006, the carrying amount of goodwill did not exceed its fair value and, accordingly, no impairment loss exists. At March 31, 2007, we had $916.7 million of net intangible assets, of which $595.0 million represented goodwill. An impairment of our intangible assets could result in a material, non-cash expense in our consolidated statement of income.

Income Taxes and Deferred Taxes. We file income tax returns in eleven countries as well as many states and other localities. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, non-deductible items and changes in enacted tax rates. A 1% change in our 2007 effective income tax rate would have the effect of changing net (loss) income by approximately $0.6 million or less than $0.01 per common share. The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to fully recover the net carrying value of the assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of (loss) income.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN No. 48 requires significant judgment as to what constitutes a tax position as well as assessing the outcome of each tax position. Changes in facts or judgments surrounding recognition or measurement will result in a tax benefit or charge to our consolidated statement of (loss) income.

Legal Proceedings. We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our significant legal proceedings are discussed in Note 11 to our condensed consolidated financial statements and in Part II, Item 1. “Legal Proceedings” of this Form 10-Q, as well as in our 2006 Form 10-K/A.

Stock-based Compensation. In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires all stock-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method and accordingly, prior period amounts have not been restated. In order to determine the fair value of our stock options and employee stock purchase plan shares, we are using the Black-Scholes option pricing model and are applying the multiple-option valuation approach to the stock option valuation. We are recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for options granted following the adoption of SFAS No. 123R. For unvested stock awards outstanding as of January 1, 2006, we will continue to recognize stock-based compensation expense using the accelerated amortization method prescribed in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

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

As noted above, we determine the fair value of stock options and employee stock purchase plan shares by using the Black-Scholes option pricing model and applying the multiple-option valuation approach to the stock option valuation. The options have graded-vesting on an annual basis over an average vesting period of four years. In applying the multiple-option approach, we separately value each option “tranche” based on when the tranche vests. We estimate the expected option term by calculating the average period of time before the employees exercise their options and add this to the vesting period of each tranche. Historically, this period of time has averaged one year from the date the options vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For equity awards granted prior to the adoption of SFAS No. 123R, we estimated the volatility of the common stock using historical volatility. For equity awards granted since January 1, 2006, we are estimating the volatility of the common stock using a combination of historical and implied volatility, as discussed in Staff Accounting Bulletin No. 107, Considering the Information Between SFAS No. 123R and Certain Securities and Exchange Commissions Rules and Regulations. By using this combination, we are taking into consideration the historical realized volatility, as well as factoring in estimates of future volatility that we believe will differ from historical as a result of our product diversification over the last two years, the market performance of our common stock, the volume of activity of the underlying shares, the availability of actively traded options of our common stock, and overall market conditions.

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

In February 2007, we issued 160,700 performance-based stock units (“performance shares”) that vest over a three-year period based upon specific future performance milestones. A grantee may also earn, over the course of three years, a total number of shares ranging from 0% to 175% of the number of shares equal to his or her initial grant of performance shares, which range is based on the actual achievement of the performance milestones. The market price of our common stock on date of grant was $30.44. Each period we will assess its estimate of the probability that such performance milestones will be met and, if necessary, will adjust the related stock-based compensation expense. Currently we are recording stock-based compensation expense for these equity awards over the three-year vesting period assuming all future performance milestones will be met.

The statements of (loss) income classification of our stock-based compensation is consistent with the classification of our cash compensation expense related to the salaries of the employee option holders. Total stock-based compensation recognized in our condensed consolidated statements of (loss) income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cost of sales	$261	$361
Research and development	609	844
Sales and marketing	1,915	2,651
General and administrative	1,567	2,169

Total stock-based compensation expense	$4,352	$6,025

As of March 31, 2007, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $33.5 million. This amount is expected to be recognized over a weighted-average period of 2.6 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

The above list is not intended to be a comprehensive list of all of our accounting estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with little need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our 2006 Form 10-K/A which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.

Results of Operations

Net Sales

	Three Months Ended March 31,
	2007	2006	% Change
	($ in millions)
Domestic Diagnostic Products (1)	$89.2	$80.7	11%
Domestic Surgical Products	59.3	44.7	33%
International (2)	20.4	15.1	35%

Total Company	$168.9	$140.5	20%

(1)	Our net sales for the three months ended March 31, 2007 include the results of Adeza from the date of acquisition (March 19, 2007, the date on which Cytyc owned the majority of Adeza’s outstanding shares).
(2)	The international segment includes international sales of our diagnostic products of $18.0 million and $14.0 million during the three months ended March 31, 2007 and 2006, respectively. This segment also includes international sales of our surgical products of $2.4 million and $1.1 million during the three months ended March 31, 2007 and 2006, respectively.

Net sales for each segment as a percentage of total consolidated net sales is as follows (dollars in millions) for the three months ended March 31, 2007 and 2006:

Our domestic surgical net sales increased 33% during the three months ended March 31, 2007 as compared to the same period of 2006, primarily reflecting growth in unit sales and increased average sales price of single-use disposable devices of both the NovaSure System and MammoSite Radiation Therapy System. Domestic net sales of our NovaSure System represented 85% and 84% of the domestic surgical products segment’s net sales during the three months ended March 31, 2007 and 2006, respectively. Net sales of the MammoSite Radiation Therapy System represented 13% and 14% of the domestic surgical products segment’s net sales during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, no customer represented more than 10% of total domestic surgical net sales.

Our domestic diagnostic net sales increased 11% during the three months ended March 31, 2007 as compared to the same period of 2006, due primarily to the continued increase in adoption and utilization of the ThinPrep Imaging System across our customer base. In addition, net sales during the three months ended March 31, 2007 include $3.6 million of net sales of the Full-Term Fetal Fibronectin Test, acquired as part of our purchase of Adeza, from the date of acquisition. During the three months ended March 31, 2007, two customers represented 15% and 13%, respectively, of total domestic diagnostic net sales.

Net sales in our international segment, which is comprised of net sales to customers outside the United States of both diagnostic and surgical products, increased 35% during the three months ended March 31, 2007 as compared to the same periods of 2006, primarily reflecting higher unit sales of the ThinPrep Pap Test and the NovaSure single-use disposable devices. During the three months ended March 31, 2007, no customer represented more than 10% of total international net sales.

During the three months ended March 31, 2007 and 2006, no customer represented 10% or more of our consolidated net sales.

Gross Margin

Our gross margin was 75% during the three months ended March 31, 2007 and was 79% during the three months ended March 31, 2006. Our gross margin decreased during the three months ended March 31, 2007, primarily as a result of: (1) our inclusion within cost of sales of $3.2 million of non-cash amortization expense related to our intangible assets during the three months ended March 31, 2007; (2) slightly lower gross margins in our domestic diagnostic products segment as a result of increased placements of the ThinPrep Imaging System which generally carry lower gross margins than domestic sales of the ThinPrep Pap Test; (3) slightly lower gross margins in our domestic surgical products segment due to costs associated with the on-going closure of our facility in Mountain View, California, as well as the impact of certain sales programs; and (4) growth in our international segment, which generally carries lower margins than sales in the United States, though there was an increase in gross margins within the international segment in the three months ended March 31, 2007 as compared to the same period of 2006, reflecting product mix.

Operating Expenses

Total operating expenses increased to $159.8 million for the three months ended March 31, 2007, an increase of 148% as compared to $64.4 million for the same period of 2006, primarily as a result of the in-process research and development charges totaling $89.5 million associated with our first quarter 2007 acquisitions of Adeza and Adiana, as well the incremental operating expense from these two subsidiaries. The following is a summary of operating expenses for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	$	% of Sales	$	% of Sales
	($ in millions)
Research and development	$9.7	6%	$10.3	7%
Sales and marketing	41.2	24%	40.1	29%
General and administrative	19.4	12%	14.0	10%
In-process research and development	89.5	53%	—	—

Total operating expenses	$159.8	95%	$64.4	46%

Research and Development

Our core research and development strategy is to enhance our existing product lines, such as the ThinPrep Imaging System, the NovaSure System, the MammoSite Radiation Therapy System and the GliaSite Radiation Therapy System, through operational enhancements and cost reductions, as well as to continue to develop additional innovative medical diagnostic and surgical devices and therapeutic applications for cancer and women’s health, through our existing intellectual property, as well as through the acquisition of new intellectual property. Our research and development costs slightly decreased by $0.6 million to $9.7 million for the three months ended March 31, 2007, a decrease of 6% as compared to the same period of 2006, primarily reflecting: (1) a $2.0 million reduction of non-cash amortization as a result of recording this amortization within cost of sales during the three months ended March 31, 2007, where all such non-cash amortization had been included within research and development expenses in prior periods; partially offset by (2) $0.5 million of incremental expenses during the three months ended March 31, 2007 from the inclusion of the operating results of Adeza and Adiana in our consolidated results from the dates of acquisition; (3) incremental expenses during the three months ended March 31, 2007 supporting the MammoSite Radiation Therapy System; and (4) increased engineering costs to continue to improve the NovaSure System and the MammoSite Radiation Therapy System and to develop related technologies to grow our product lines.

In-Process Research and Development

As part of the allocation of the purchase prices of Adeza and Adiana from the dates of acquisition in March 2007, all intangible and tangible assets were identified and valued. It was determined that certain developed and in-development technology had ongoing value. As a result of this identification and valuation process, we allocated $43.5 million and $46.0 million, respectively, of the purchase prices to in-process research and development projects during the three months ended March 31, 2007. This allocation represents the estimated fair values based on risk-adjusted cash flows related to incomplete research and development activities associated with: (1) Adeza’s development of Gestiva, which is currently pending final approval from the FDA, as well as Adeza’s induction of labor diagnostic product which is in an earlier stage of development than Gestiva; and (2) Adiana’s TCS System for which we are in the process of seeking a PMA from the FDA.

The rates utilized to discount the net cash flows to their present value was based on estimated weighted-average cost of capital calculations. A discount rate of 14% was used to value the in-process research and development projects purchased as part of the Adeza acquisition and a discount rate of 26% was used to value the in-process research and development projects purchased as part of the Adiana acquisition. These discount rates were higher than our weighted-average cost of capital due to, as applicable, the earlier-stage overall life cycles of the acquired products, the inherent uncertainties surrounding the outcome of the upgrade and development projects and successful commercialization and development of the acquired assets, the useful life of the acquired technology, the profitability levels of such technology and the uncertainty of technological advances that were unknown at that time.

As of the respective dates of acquisition of Adeza and Adiana, the acquired in-process research and development was charged to expense in the condensed consolidated statement of loss for the three months ended March 31, 2007.

Sales and Marketing

Sales and marketing costs increased $1.1 million to $41.2 million for the three months ended March 31, 2007, an increase of 3% as compared to the same period of 2006, primarily due to incremental sales and marketing costs of our domestic surgical products business. These costs reflect $1.2 million of additional commissions incurred during the three months ended March 31, 2007 on increased sales volume, as well as costs associated with the continued growth in the sales force to support increased sales of our surgical products. These higher sales and marketing costs were partially offset by a $0.7 million reduction in non-cash stock-based compensation expense during the three months ended March 31, 2007, as compared to the same period in 2006.

General and Administrative

General and administrative costs increased $5.4 million to $19.4 million for the three months ended March 31, 2007, an increase of 39% as compared to the same period of 2006, primarily due to: (1) increased personnel and facility costs to support the growth of our business; and (2) increased efforts to enhance our management information systems. These increased costs were partially offset by a $0.6 million reduction in non-cash stock-based compensation expense during the three months ended March 31, 2007 as compared to the same period in 2006.

Other Income (Expense), net

We recorded interest expense of $2.4 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively, related primarily to: (1) $1.8 million in both periods from our 2.25% convertible notes due 2024, which were issued on March 22, 2004, including amortization of $0.4 million of deferred financing costs for in both periods associated with the issuance of these notes; and (2) $0.6 million of interest expense related to our borrowing on our line of credit facility totaling $200.5 million as of March 31, 2007, to facilitate the purchases of Adiana and Adeza. Interest income increased to $2.6 million for the three months ended March 31, 2007, as compared to $1.8 million for the same period of 2006, as the average interest rate and the average total balance of our cash, cash equivalents and investment securities were higher during the three months ended March 31, 2007 as compared to the same period of 2006. We recognized other income of $0.8 million during the three months ended March 31, 2007 as compared to other expense of ($0.1) million during the three months ended March 31, 2006, primarily as a result of a gain of $0.5 million on one of our private equity investments.

Income Taxes

Exclusive of the effects of the non-deductible in-process research and development charges incurred in connection with our acquisitions of Adeza and Adiana in March 2007 the Company’s effective tax rate would have been 33.4% including the recognition of a tax benefit related to an examination that closed during the period. The effective tax rate was 36.5% for the three months ended March 31, 2006. We believe we have adequate liabilities for uncertain tax positions. If we ultimately determine that these liabilities are greater or less than the amounts paid, we will adjust the liabilities for uncertain tax positions and recognize a tax benefit or charge in the consolidated statement of (loss) income during the period in which we make the determination or, if the adjustments relate to unrecognized tax benefits for deferred tax assets recorded in connection with an acquisition, we will adjust the carrying value of goodwill. We estimate our effective tax rate for 2007 will be in the range of 55% to 56% and, exclusive of the effects of the in-process research and development charges, we estimate our effective tax rate will be in the range of 35% to 36%.

Liquidity and Capital Resources

At March 31, 2007, we had cash, cash equivalents and investment securities totaling $196.3 million. Cash provided by operations was $56.6 million for the three months ended March 31, 2007, an increase of 38% compared to $41.2 million during the same period of 2006, primarily as a result of increased net sales as compared to the same period in the prior year and our $11.4 million payment to DEKA during the first quarter of 2006 relating to the arbitration panel decision. Our net accounts receivable increased 16% to $110.3 million at March 31, 2007 as compared to $94.9 million at December 31, 2006, reflecting continued growth in net sales, as well as the timing of cash collections. Our Days Sales Outstanding (“DSO”) was 58 and 52 days at March 31, 2007 and December 31, 2006, respectively. We have had no significant issues of collectibility. The increase in DSO is largely the result of our acquisition of Adeza during March 2007, which has generally had a higher DSO than our historical average. The term “Days Sales Outstanding”, which we calculate by dividing gross trade accounts receivable at the end of the quarter by our average consolidated daily net sales for the quarter, refers to the estimated number of days’ worth of sales that are outstanding and unpaid at any given time. Our inventories increased 10% to $32.4 million at March 31, 2007 as compared to $29.5 million at December 31, 2006, primarily reflecting an increase in inventory to support the growth in net sales in our domestic surgical products business, with a small incremental increase as a result of our acquisition of Adeza.

Our investing activities used cash of $269.1 million during the three months ended March 31, 2007, primarily related to the acquisitions of Adeza and Adiana in March 2007. The total purchase prices for Adeza and Adiana were $456.7 million and $60.5 million (excluding contingent payments), respectively, including acquisition-related costs (see Note 2 to our condensed consolidated financial statements). During the first quarter of 2007, we paid $365.0 million and $58.1 million, respectively (net of cash acquired), related to these acquisitions using a combination of cash on hand and borrowings on our line of credit. As of March 31, 2007, we had an additional $66.4 million accrued relating to these acquisitions, most of which was paid during April 2007. Also during the three months ended March 31, 2007: (1) we paid $3.6 million to the former shareholders of Proxima Therapeutics, Inc. (“Proxima”), a company we acquired in 2005, for contingent earn-out payments relating to incremental sales growth in our breast-related products during 2006 (there will be no further contingent earn-out payments associated with the Proxima acquisition); (2) we invested $5.2 million in equipment under customer usage agreements, of which $4.6 million represented ThinPrep Imaging System units; and (3) we made $3.5 million of capital expenditures during the three months ended March 31, 2007, related primarily to our investment in manufacturing processes and information systems to support the growth of our business.

During the three months ended March 31, 2006, our investing activities used cash of $36.7 million, primarily related to the payment of $21.1 million to the former Proxima shareholders for the contingent earn-out payments relating to incremental sales growth in our breast-related products during 2005 pursuant to the terms of the related merger agreement. In addition, during the three months ended March 31, 2006, we invested $7.3 million in equipment under customer usage agreements, of which $6.4 million represented ThinPrep Imaging System units, and we made $4.1 million of capital expenditures.

Our financing activities during the three months ended March 31, 2007 provided cash of $204.9 million, primarily reflecting our borrowings of $200.5 million on our line of credit facility to facilitate our purchases of Adeza and Adiana, as well as $20.9 million of proceeds and tax benefits from the exercise of stock options. Partially offsetting these cash inflows was the repurchase of $16.5 million of our common stock during the three months ended March 31, 2007 as part of our stock repurchase program. Our financing activities during the three months ended March 31, 2006 used cash of $5.6 million, primarily reflecting our repurchase of $22.3 million of our common stock as part of our stock repurchase program, partially offset by proceeds and tax benefits from the exercise of stock options of $16.6 million.

Long-Term Debt and Contractual Obligations. In addition to the contractual cash obligations described in our 2006 Form 10-K/A, changes to such obligations during the three months ended March 31, 2007 are as described below:

Credit Agreement— We have a five-year Credit Agreement (the “Credit Agreement”) with a syndicate of lenders, which provides for a $345 million senior unsecured revolving credit facility. We may request an increase in available borrowings under the Credit Agreement by an additional amount of up to $155 million (for a maximum amount of $500 million) upon satisfaction of certain conditions. The loan proceeds are available to be used by us and our subsidiaries to finance working capital needs and for general corporate purposes, including future business acquisitions, as defined. Four of our wholly-owned subsidiaries are guarantors under the Credit Agreement. On May 14, 2007, we and our related lenders amended the Credit Agreement in order to: (1) extend to July 31, 2007 the delivery deadline for both the audited financial statements for the fiscal year ended December 31, 2006 and the unaudited financial statements for the fiscal quarter ended March 31, 2007 and (2) amend the negative covenant concerning Indebtedness (as such term is defined in the Credit Agreement) to increase the maximum size of the receivables financing facility permitted thereunder from $50 million to $100 million.

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

As of March 31, 2007, we had $200.5 million outstanding under this Credit Agreement at an interest rate of 5.32% (LIBOR) plus a margin of 0.475% providing a total interest rate of 5.795%, of which $80.3 million was repaid in April 2007.

Adiana Earn-out Payments— Part of the purchase price for Adiana includes contingent earn-out payments tied to future performance milestones (see Note 2(b)).

Our future contractual cash obligations as of March 31, 2007 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases	$97,633	$7,151	$10,368	$9,438	$9,000	$9,084	$52,592
Finance lease obligation (1)	12,296	556	924	939	982	982	7,913
Inventory purchase commitments	19,002	3,002	4,000	3,000	3,000	3,000	3,000
Private equity investments (2)	3,800	3,800	—	—	—	—	—
Line of credit facility (3)	200,508	—	—	—	—	200,508	—
Long-term debt: (4)
Principal	250,000	—	—	250,000	—	—	—
Interest	11,250	2,812	5,625	2,813	—	—	—

Total contractual cash obligations (5)	$594,489	$17,321	$20,917	$266,190	$12,982	$213,574	$63,505

(1)	Represents the lease of a facility located in Marlborough, Massachusetts to be used principally as a manufacturing facility. The lease was entered into on July 11, 2006. Total minimum payments due under the lease as of March 31, 2007 are $12,296 of which $5,773 represents interest.
(2)	Primarily relates to the remainder of our $5 million private equity investment commitment.
(3)	The line of credit borrowings bear a variable interest rate as such interest payments are not included in this table. We have included this amount in current liabilities in our condensed consolidated balance sheet as we expect to repay this amount within one year.
(4)	Relates to our $250 million aggregate principal amount of 2.25% convertible senior notes described above. The amounts in the table above include interest and principal payable assuming redemption at the earliest redemption date of March 5, 2009. These amounts assume that conversion of the notes into shares of our common stock does not occur.
(5)	We have not included $5.3 million of liabilities relating to uncertain tax positions within this schedule due to uncertainty of the payment date, if any.

We expect that our cash and cash equivalents, investment securities, cash flows from operating activities and funds available under our Credit Agreement will be sufficient to meet our projected operating cash needs for the next twelve months, including capital expenditures, lease and purchase commitments and tax payments. However, from time to time, we review our capital structure and financing arrangements. As a result of these reviews, we may periodically elect to pursue alternatives to our current structure, including the refinancing of our existing debt securities, the issuance of additional debt securities, the expansion of the existing credit facility, and the emplacement of an additional credit facility. In addition, if we make future acquisitions, we may be required to seek additional capital.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We are currently evaluating the potential impact that adopting SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to measure various financial instruments and certain other items at fair value at specified election dates. The election must be made at initial recognition of the financial instrument, and any unrealized gains or losses must be reported at each reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the potential impact that adopting SFAS No. 159 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. At March 31, 2007, we were not a party to any derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. At March 31, 2007, all of our investments were in municipal bonds and commercial paper that are carried at fair value on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Interest Rate Risk and Management. As of March 31, 2007, our debt portfolio included both a fixed rate instrument ($250 million) and a floating rate instrument (approximately $200.5 million). The weighted average interest rate during the three months ended March 31, 2007 of the fixed instrument portfolio was 2.25% and the weighted average interest rate during the three months ended March 31, 2007 for the variable instrument portfolio was approximately 5.80%. While our fixed rate instrument guarantees that the impact on our consolidated statements of (loss) income and cash flows will be predictable, changes in interest rates can cause the value of our fixed rate debt to change. However, such a value change has no impact on either our consolidated statements of (loss) income or cash flows unless we determine that we wish to retire a fixed rate debt obligation on the open market.

Alternatively, our future consolidated statements of (loss) income and future cash flows can fluctuate with our floating rate borrowings. However, the impact would be partially mitigated by the floating rate interest earned on excess cash. If there were a hypothetical 10% change in interest rates, the net impact to our consolidated statements of (loss) income and cash flows would be approximately $0.1 million. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over one quarter due to an immediate 10% change in rates.

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

To remedy the material weakness identified in the 2006 Annual Report on Form 10-K/A filed on May 18, 2007, we have enhanced our policies surrounding consultations on complex technical accounting matters to include third-party subject matter experts. As such, in March 2007, we consulted with a third-party subject matter expert with additional specific knowledge of the accounting for the types of stock option exercise activity described in the 2006 Annual Report on Form 10-K/A, to assist us in reaching a conclusion regarding the accounting for this stock option exercise activity in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We will continue to engage in such consultations as appropriate. This remediation effort has been tested and found to be effective as of the date of the filing of this Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 16, 2003, we filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by our ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against us in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. The non-patent claims have been dismissed and the patent cases have since been consolidated into a single action. A hearing occurred on August 2, 2006 in the United States District Court for the District of Massachusetts to hear oral arguments on summary judgment motions. The Court has scheduled a trial start date of October 29, 2007. We continue to believe that the claims against us are without merit and intend to vigorously defend this suit. Given the current status of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

We are also involved in ordinary, routine litigation incidental to its business. Although the outcomes of these other lawsuits and claims are uncertain, management does not believe that, individually or in the aggregate, these other lawsuits and claims will have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

In addition to the risk factor below related to stock-based compensation expense, our risk factors listed under Part I, Item 1A in our 2006 Form 10-K/A, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

The matters relating to the Audit Committee’s review of circumstances surrounding the exercise of certain employee stock options and the restatement of our financial statements could have a material adverse effect on us.

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 15 to the consolidated financial statements in the 2006 Form 10-K/A, during the first quarter of 2007, at the request of the General Counsel and the Chief Executive Officer, the Audit Committee of our Board of Directors (the “Audit Committee”), with the assistance of independent outside counsel and our internal audit department, conducted a voluntary review of circumstances relating to the exercising of employee stock options. As a result of that review, the Audit Committee concluded with respect to two current executives — the Chief Executive Officer and the General Counsel — that on several occasions during the period from 1996 through 2002, qualified incentive stock options granted under our stock option plans (the “Plans”) were reported as having been exercised before all of the actions required by the Plan to effect such an exercise were completed. As a result, we have determined that variable plan accounting is appropriate for certain of our employee stock options outstanding during the period 1996 through 2002. To correct these and other related accounting errors, we have restated certain previously filed financial statements included in the 2006 Form 10-K/A.

The internal review and related activities have required us to incur additional expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business, and could in the future harm our business, financial condition and results of operations. In addition, we are exposed to greater risks associated with litigation and regulatory proceedings, any or all of which could have a material adverse effect on our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b)	Issuer purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2007	573,558	$28.69	573,558	$74,979,000
February 2007	—	—	—	74,979,000
March 2007	—	—	—	74,979,000

Total	573,558	$28.69	573,558

We are authorized to repurchase up to $200 million of our common stock through open market purchases or private transactions that will be made from time to time as market conditions allow. The stock repurchase program is authorized to remain in effect until November 15, 2009. Shares repurchased under this program will be held in our treasury. The stock repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2007, we repurchased a total of 573,558 shares with an aggregate cost of $16.5 million. As of March 31, 2007, we had 22,152,770 shares held in treasury with an aggregate cost of $332.6 million.

Item 5. Other Information

On May 14, 2007, we and our lenders amended the Credit Agreement in order to: (1) extend to July 31, 2007 the delivery deadline for both the audited financial statements for the fiscal year ended December 31, 2006 and the unaudited financial statements for the fiscal quarter ending March 31, 2007 and (2) amend the negative covenant concerning Indebtedness (as such term is defined in the Credit Agreement) to increase the maximum size of the receivables financing facility permitted thereunder from $50 million to $100 million.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(2)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

10.1 *	Amendment No. 3, dated May 14, 2007, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and SunTrust Bank, as Administrative Agent.

10.2 *	Form of Restricted Stock Unit Agreement.

15 *	Letter on Unaudited Interim Financial Information

31.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed September 20, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
(6)	Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.
(7)	Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTYC CORPORATION

Date: May 18, 2007	By:	/s/ PATRICK J. SULLIVAN
Patrick J. Sullivan
Chief Executive Officer and President

Date: May 18, 2007	By:	/s/ TIMOTHY M. ADAMS
Timothy M. Adams
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Fourth Restated Certificate of Incorporation of Cytyc Corporation.

3.2(2)	Second Amended and Restated By-Laws of Cytyc Corporation.

4.1(3)	Specimen certificate representing the Common Stock.

4.2(4)	Rights Agreement, dated as of August 27, 1997, between Cytyc Corporation and BankBoston, N.A (the “Rights Agreement”) which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

4.3(5)	Amendment No. 1 to Rights Agreement, dated as of June 22, 1998, between Cytyc Corporation and BankBoston, N.A., amending the Rights Agreement.

4.4(6)	Amendment to the Rights Agreement, dated as of January 3, 2003, among Cytyc Corporation, BankBoston, N.A. and EquiServe Trust Company, N.A.

4.5(7)	Amendment No. 2 to Rights Agreement, dated as of November 6, 2003, between Cytyc Corporation and EquiServe Trust Company, N.A., amending the Rights Agreement.

10.1 *	Amendment No. 3, dated May 14, 2007, to the Credit Agreement, dated as of June 30, 2006, among Cytyc Corporation, the lenders and agents party thereto, and SunTrust Bank, as Administrative Agent.

10.2 *	Form of Restricted Stock Unit Agreement.

15 *	Letter on Unaudited Interim Financial Information

31.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Patrick J. Sullivan, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Timothy M. Adams, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed September 20, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed September 19, 2005.
(3)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-1 (File No. 333-00300).
(4)	Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 29, 1997.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, filed August 13, 1998.
(6)	Incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K, filed January 30, 2004.
(7)	Incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q, filed November 12, 2003.
*	Filed herewith